Form 10-K/A
period 2011-12-31
WPX ENERGY, INC.
filed 2012-04-20
CIK 1518832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-35322

WPX Energy, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-1836028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Williams Center, Tulsa, Oklahoma	74172-0172
(Address of principal executive offices)	(Zip Code)

(800) 945-5426

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the registrant’s common stock was not publicly traded. The number of shares of the registrant’s common stock outstanding at April 16, 2012, was 198,714,249.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

Unless the context requires otherwise, references in this report to “WPX,” “we,” “us,” “our” and the “Company” refer to WPX Energy, Inc. and its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission, or SEC, on February 28, 2012. We are filing this Amendment to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because we will not file a definitive proxy statement containing this information with the SEC within 120 days after the end of our fiscal year ended December 31, 2011. We are also filing this Amendment for the purpose of making a clerical correction to the date of the report of Ernst & Young LLP, our independent registered public accounting firm, contained in Item 8 of our original Form 10-K. Note 19 of the Notes to Consolidated Financial Statements has been added to include certain information subsequent to the date of the report of Ernst & Young LLP. Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures, including the audited financial statements, contained in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and other SEC filings.

PART II

Item 8.	Financial Statements and Supplementary Data

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

February 28, 2012

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

Note 19. Information Subsequent to Date of Independent Registered Public Accounting Firm Report

On April 2, 2012, we announced that we had entered into an agreement to sell certain assets for $306 million in the Barnett Shale located in north central Texas, as well as our interests in the Arkoma Basin in southeastern Oklahoma. These assets include interests in undeveloped acreage, producing wells, and pipelines. The properties represent less than five percent of our year-end 2011 proved domestic reserves and approximately five percent of total production. The transaction is subject to certain closing adjustments that will impact the total proceeds to be received.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is based on the estimated quantities of proved reserves. Prices are based on the 12-month average price computed as an unweighted arithmetic average of the price as of the first day of each month, unless prices are defined by contractual arrangements. For the years ended December 31, 2011 and 2010 and 2009, the average domestic natural gas equivalent price, including deductions for gathering, processing and transportation, used in the estimates was $3.89, $3.48 and $2.62 per Mcfe, respectively. The increase in the equivalent price reflects the impact of oil and NGLs growth in our reserves. Future cash inflows for the years ended December 31, 2010 and 2009 reflect deductions for the estimates for gathering, processing and transportation. For the year ended December 31, 2011, the estimates for gathering, processing and transportation are included in production costs. Future income tax expenses have been computed considering applicable taxable cash flows and appropriate statutory tax rates. The discount rate of 10 percent is as prescribed by authoritative guidance. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs.

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

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(continued)

(Unaudited)

Sources of Change in Standardized Measure of Discounted Future Net Cash Flows

For the Year Ended December 31, 2009	Domestic	International(1)	Entity’s share of international equity method investee(2)
	(Millions)
Standardized measure of discounted future net cash flows beginning of period	$3,173	$175	$131
Changes during the year:
Sales of oil and gas produced, net of operating costs	(1,006)	(49)	(45)
Net change in prices and production costs	(3,310)	(35)	(49)
Extensions, discoveries and improved recovery, less estimated future costs	1,131	—	—
Development costs incurred during year	389	17	21
Changes in estimated future development costs	701	(1)	(3)
Purchase of reserves in place, less estimated future costs	171	—	—
Revisions of previous quantity estimates	(923)	79	88
Accretion of discount	450	21	17
Net change in income taxes	932	(4)	(2)
Other	5	(28)	(29)

Net changes	(1,460)	—	(2)

Standardized measure of discounted future net cash flows end of period	$1,713	$175	$129

For the Year Ended December 31, 2010	Domestic	International(1)	Entity’s share of international equity method investee(2)
	(Millions)
Standardized measure of discounted future net cash flows beginning of period	$1,713	$175	$129
Changes during the year:
Sales of oil and gas produced, net of operating costs	(1,446)	(59)	(55)
Net change in prices and production costs	1,921	34	43
Extensions, discoveries and improved recovery, less estimated future costs	724	—	—
Development costs incurred during year	633	26	25
Changes in estimated future development costs	(292)	(12)	(15)
Purchase of reserves in place, less estimated future costs	439	2	—
Revisions of previous quantity estimates	(332)	26	63
Accretion of discount	220	22	17
Net change in income taxes	(758)	(13)	(20)
Other	(8)	(3)	(1)

Net changes	1,101	23	57

Standardized measure of discounted future net cash flows end of period	$2,814	$198	$186

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(continued)

(Unaudited)

For the Year Ended December 31, 2011	Domestic	International(1)	Entity’s share of international equity method investee(2)
	(Millions)
Standardized measure of discounted future net cash flows beginning of period	$2,814	$198	$186
Changes during the year:
Sales of oil and gas produced, net of operating costs	(1,194)	(64)	(61)
Net change in prices and production costs	495	26	29
Extensions, discoveries and improved recovery, less estimated future costs	1,661	—	—
Development costs incurred during year	593	23	25
Changes in estimated future development costs	(750)	(32)	(30)
Purchase of reserves in place, less estimated future costs	15	—	—
Sale of reserves in place, loss estimated future costs	(20)	—	—
Revisions of previous quantity estimates	(209)	22	18
Accretion of discount	395	25	26
Net change in income taxes	(226)	6	4
Other	17	(5)	—

Net changes	777	1	11

Standardized measure of discounted future net cash flows end of period	$3,591	$199	$197

(1)	Amounts attributable to a consolidated subsidiary (Apco) in which there is a 31 percent noncontrolling interest.
(2)	Represents Apco’s 40.8% interest in Petrolera Entre Lomas S.A.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

This section presents biographical information and other information about each of our executive officers (other than Mr. Hill, whose biographical information appears below under “Board of Directors”).

Biographical Information
James J. Bender Age 55 Senior Vice President and General Counsel	Mr. Bender was named General Counsel in April 2011. Mr. Bender served previously as Senior Vice President and General Counsel of The Williams Companies, Inc., or “Williams,” since December 2002, and General Counsel of Williams Partners GP LLC, the general partner of Williams Partners, since September 2005. Mr. Bender served as the General Counsel of the general partner of Williams Pipeline Partners L.P., from 2007 until its merger with Williams Partners in August 2010. From June 2000 to June 2002, Mr. Bender was Senior Vice President and General Counsel of NRG Energy, Inc. Mr. Bender was Vice President, General Counsel, and Secretary of NRG Energy from June 1997 to June 2000. NRG Energy, Inc. filed a voluntary bankruptcy petition during 2003 and its plan of reorganization was approved in December 2003.

Neal A. Buck Age 56 Senior Vice President of Business Development and Land	Mr. Buck was named Senior Vice President of Business Development and Land in August 2011. Mr. Buck served previously as Vice President - Commercial Operations & Gas Management with Williams Exploration & Production since August 2001. In that capacity, he is responsible for acquisitions and divestitures, planning, gathering and processing contracts, reserves and production reporting and other services. Mr. Buck joined Williams in 1996, and served as Director of Planning and Analysis from March 1998 to August 2001. Prior to joining Williams, Mr. Buck was with Occidental Petroleum Corporation.

Michael R. Fiser Age 47 Senior Vice President of Marketing	Mr. Fiser was named Senior Vice President of Marketing in August 2011. Mr. Fiser previously served as Vice President and Director of Williams Gas Marketing, Inc. since May 2008. His responsibilities include the sales, marketing, transportation management, operations, storage management, trading and hedging of Williams’ natural gas portfolio. He served as Director for Williams Energy Marketing and Trading and Williams Power from September 1998 to 2008 and was responsible for commercial trading strategies, hedging and logistics. Prior to joining Williams, Mr. Fiser worked at Koch Industries, Inc. in various marketing and trading roles from June 1987 to September 1998.

Biographical Information
Bryan K. Guderian Age 52 Senior Vice President of Operations	Mr. Guderian was named Senior Vice President of Operations in August 2011. Mr. Guderian previously served as Vice President of the Exploration & Production unit of Williams since 1998. Mr. Guderian has responsibility for the operational and commercial oversight and management of assigned exploration and production assets in the Marcellus Shale, the San Juan Basin and other basins. Mr. Guderian also has responsibility for overseeing Williams’ international operations and has served as a director of Apco Oil & Gas International Inc., or “Apco,” since 2002 and a director of Petrolera Entre Lomas S.A. since 2003. Mr. Guderian joined Williams in 1991 as a gas marketing representative.

Marcia M. MacLeod Age 59 Senior Vice President of Human Resources and Administration	Ms. MacLeod was named Senior Vice President of Human Resources and Administration in August 2011. Ms. MacLeod previously served as Vice President and Chief Information Officer of Williams since July 2008. Since joining Williams in 2000, Ms. MacLeod served as Vice President of Compensation, Benefits and Human Resources Information Services from October 2000 to May 2004 as well as Vice President of Enterprise Business Services from May 2004 to July 2008. Prior to joining Williams, Ms. MacLeod served as Managing Director of Global Compensation and Benefits for Electronic Data Systems. She has held management roles at JC Penney Company and HEB Grocery Company, and has practiced tax and employee benefits law with a firm in Dallas. Ms. MacLeod is also a member of Mott Production LLC, a privately held company holding various oil and gas interests.

Steven G. Natali Age 57 Senior Vice President of Exploration	Mr. Natali was named Senior Vice President of Exploration in August 2011. Mr. Natali previously served as Williams’ Vice President of Exploration and Geophysics since 2001. Mr. Natali served as Chief Geophysicist and Vice President of Exploration of Barrett Resources from 1995 until Williams’ purchase of that company in 2001. Prior to his employment with Barrett Resources, Mr. Natali worked for 12 years as an exploration geophysicist for Amoco Production Company, participating in many of the emerging plays of the Rocky Mountain basins, Oklahoma Spiro Sandstone play and North Slope of Alaska.

Rodney J. Sailor Age 53 Senior Vice President, Chief Financial Officer and Treasurer	Mr. Sailor was named Treasurer and Deputy Chief Financial Officer in April 2011, and Chief Financial Officer in December 2011. Mr. Sailor previously served as Vice President and Treasurer of Williams since July 2005. He served as Assistant Treasurer of Williams from 2001 to 2005 and was responsible for capital restructuring and capital markets transactions, management of Williams’ liquidity position and oversight of Williams’ balance sheet restructuring program. From 1985 to 2001, Mr. Sailor served in various capacities for Williams. Mr. Sailor was a director of Williams Partners GP LLC, the general partner of Williams Partners, from October 2007 to February 2010. Mr. Sailor has served as a director of Apco since September 2006.

Biographical Information
J. Kevin Vann Age 40 Chief Accounting Officer and Controller	Mr. Vann was named Chief Accounting Officer and Controller in August 2011. Mr. Vann previously served as Controller for Williams’ Exploration & Production business unit since June 2007. He was Controller for Williams Power Company from 2006 to 2007 and Director of Enterprise Risk Management for Williams from 2002 to 2006. In his Controller positions, he was responsible for the development and implementation of internal controls to ensure effective financial and business systems, accurate financial statements and the timely provision of appropriate information and analysis to assist in the strategic management of the company. As Director of Enterprise Risk Management, he was responsible for the aggregation and measurement of commodity and credit risk.

Board of Directors

This section presents biographical and other information about our directors. For each director, this section presents the specific experience, qualification and skills that helped lead our Board of Directors, or Board, to conclude that the individual should serve as a director.

Our Corporate Governance Guidelines set forth criteria for independent director nominees, including the following:

•

An understanding of business and financial affairs and the complexities of a business organization. Although a career in business is not essential, the nominee should have a proven record of competence and accomplishments through leadership in industry, education, the professions or government, and should be willing to maintain a committed relationship with the Company as a director.

•	A genuine interest in representing all of the shareholders and the interest of the Company overall.

•	A willingness and ability to spend the necessary time to function effectively as a director.

•	An open-minded approach to matters and the resolve to independently analyze matters presented for consideration.

•	A reputation for honesty and integrity beyond question.

	Biographical Information	Experience, Qualifications and Skills for Serving on Our Board
William G. Lowrie Age 68 Director since 2011	Mr. Lowrie was elected as Chairman of our Board of Directors in December 2011. Mr. Lowrie served as a director of Williams from 2003 until December 2011, and served as a member of Williams’ Audit Committee and its Nominating and Governance Committee. In 1999, Mr. Lowrie retired as Deputy Chief Executive Officer and director of BP Amoco PLC (a global energy company), where he spent his entire 33-year career. At Amoco, Mr. Lowrie held various positions of increasing responsibility, developing expertise in drilling, reservoir engineering, financial analysis of projects, and other skills related to the oil and natural gas exploration, production, and processing businesses. At various times in his Amoco tenure, Mr. Lowrie managed natural gas and natural gas liquids pipeline operations, hedging and other hydrocarbon price risk mitigation functions, international contract negotiations, petroleum product refining and marketing operations, environmental health and safety program design, and the development and execution of a process for managing capital investment projects. Mr. Lowrie also worked closely with all financial functions, internal and external auditors, and industry organizations such as the American Petroleum Institute. From 1995 to 1999, Mr. Lowrie served on the board of Bank One Corporation (now JP Morgan Chase), including on that board’s audit committee. He has attended the Executive Program at the University of Virginia. Mr. Lowrie is a director of The Ohio State University Foundation and a trustee of the South Carolina chapter of The Nature Conservancy.	We believe that Mr. Lowrie is well qualified to serve as a member of our Board. Mr. Lowrie has many years of experience in our industry, including operating, financial and executive experience, and we believe these experiences will be critical to his ability to identify, understand and address challenges and opportunities that we will face. Mr. Lowrie also has extensive risk-management experience from his time at BP Amoco and from his service on Williams’ Audit Committee. Further, we believe Mr. Lowrie’s experience as a director of Williams is advantageous to us as a new public company.

	Biographical Information	Experience, Qualifications and Skills for Serving on Our Board
Kimberly S. Bowers Age 47 Director since 2011	Ms. Bowers has served since October 2008 as Executive Vice President and General Counsel for Valero Energy Corporation (a large independent refiner of transportation fuels and related products) with responsibility over Valero’s legal, ad valorem tax, health, safety and environmental, energy and gases, reliability, and project execution departments. She joined Valero in 1997 as Corporate Counsel. From April 2006 to October 2008, she served as Senior Vice President & General Counsel. She has served as lead attorney for most of Valero’s major acquisitions during her tenure with Valero.	We believe that Ms. Bowers is well qualified to serve as a member of our Board. Her executive experience and familiarity with legal and regulatory issues, including expertise on complex health, safety and environmental matters, will be critical to her ability to identify, understand and address challenges and opportunities that we face. Her experience as lead attorney for complex transactions well positions her to advise on any transactions that we may consider. As a result of her executive experience, Ms. Bowers also has an understanding of compensation and corporate governance issues that we face.

John A. Carrig Age 60 Director since 2011	Mr. Carrig is the former President and Chief Operating Officer of ConocoPhillips (a large integrated oil company with operations in more than 30 countries). He joined Phillips Petroleum in London in 1978 as a tax attorney. In 1981, he transferred to Bartlesville, Oklahoma, and was associated with the corporate tax staff until 1993 when he joined the treasury group as finance manager. He was then named Assistant Treasurer of Finance, and in 1995 he accepted the position of Treasurer. He was Vice President and Treasurer from 1996 to 2000 when he was named Senior Vice President and Treasurer. He was elected Senior Vice President and Chief Financial Officer for Phillips in 2001, a position he held until the ConocoPhillips merger occurred in 2002, at which time he became Executive Vice President, Finance, and Chief Financial Officer of ConocoPhillips. In 2008, he was appointed President and Chief Operating Officer of ConocoPhillips and became responsible for global operations, including exploration and production, refining and transportation, project development and procurement, and health, safety and environmental matters. Mr. Carrig served as President of ConocoPhillips until his retirement in March 2011.	We believe Mr. Carrig is well qualified to serve as a member of our Board. Mr. Carrig has many years of experience in our industry, including operating, financial and executive experience, and we believe these experiences will be critical to his ability to identify, understand and address challenges and opportunities that we face. Mr. Carrig also has expertise leading a public company with multi-national operations, which is advantageous to us as a new public company with multi-national operations.

	Biographical Information	Experience, Qualifications and Skills for Serving on Our Board
William R. Granberry Age 69 Director since 2011	Mr. Granberry served as a director of Williams from 2005 until December 2011, and served as a member of Williams’ Compensation Committee and its Finance Committee. Mr. Granberry has been a member of Compass Operating Company LLC (a small, private oil and gas exploration, development, and producing company) since October 2004. From 1999 to 2004, as an independent consultant, he managed investments and consulted with oil and gas companies. From 1996 to 1999, Mr. Granberry was President and Chief Operating Officer of Tom Brown, Inc. (a public oil and gas company with exploration, development, acquisition, and production activities throughout the central United States). He has worked in the oil and gas industry in various capacities for 45 years, including as a manager of engineering at Amoco (a global energy company) and in executive positions for smaller independent energy companies. Mr. Granberry has served on committees and boards of industry organizations, including the Society of Petroleum Engineers, the American Petroleum Institute, and the Independent Producers Association of America. A start up Internet company, Just4Biz.com, where he served on the board of directors and as interim chief executive officer for periods in 2000 and 2001, filed for bankruptcy in May 2001. Since January 2008, he has been a director of Legacy Reserves GP, LLC (an independent acquirer and developer of oil and natural gas properties) and a trustee of Manor Park, Inc.	We believe Mr. Granberry is well qualified to serve as a member of our Board. Mr. Granberry has many years of experience in our industry, including executive, investment and operating experience, and we believe these experiences will be critical to his ability to identify, understand and address challenges and opportunities that we face. Mr. Granberry also has extensive public policy experience from serving on committees and boards of industry organizations. Further, we believe Mr. Granberry’s experience as a director of Williams is advantageous to us as a new public company.

	Biographical Information	Experience, Qualifications and Skills for Serving on Our Board
Don J. Gunther Age 73 Director since 2011	In 1999, Mr. Gunther retired as Vice Chairman and Director of the Bechtel Group, Inc. (an engineering, construction and project management company) where he spent his entire 39-year career. As Vice Chairman, Mr. Gunther had responsibility for all of the global industry units and for all corporate functions including project management, engineering, procurement, construction, information services, information technology and contracts. Mr. Gunther held various positions of increasing responsibility during his time at the Bechtel Group, including field engineer, leader of worldwide construction for refinery and chemical projects, senior vice president, and president of Bechtel, Petroleum, Chemical & Industrial Company, president of Bechtel’s Europe, Africa, Middle East, and Southwest Asia region and president of Bechtel’s Americas organization. Since 2007, Mr. Gunther has served as Chairman of Ingage (a private high tech company and enterprise networking organization). Mr. Gunther is also currently the chairman of the board of directors of Immokalee Foundation (a non-profit organization helping immigrant underprivileged children) and the Gulf Shore Playhouse, and is a board member and part owner of Imperial Homes (a home building company based in Naples, Florida).	We believe Mr. Gunther is well qualified to serve as a member of our Board. Mr. Gunther has significant engineering, operating and executive experience, and we believe this experience will be critical to his ability to identify, understand and address challenges and opportunities that we face. Mr. Gunther also has expertise leading a company with multi-national operations, which is advantageous to us as a new public company with multi-national operations.

	Biographical Information	Experience, Qualifications and Skills for Serving on Our Board
Robert K. Herdman Age 63 Director since 2011	Since 2004, Mr. Herdman has been a Managing Director of Kalorama Partners LLC (a Washington, D.C. consulting firm specializing in providing advice regarding corporate governance, risk assessment, crisis management and related matters). Prior to joining Kalorama, Mr. Herdman was the Chief Accountant of the SEC from October 2001 to November 2002. Prior to joining the SEC, he was Ernst & Young’s Vice Chairman of Professional Practice for its Assurance and Advisory Business Services (“AABS”) practice in the Americas and the Global Director of AABS Professional Practice for Ernst & Young International. Mr. Herdman was also the senior Ernst & Young partner responsible for the firm’s relationship with the SEC, Financial Accounting Standards Board and American Institute of Certified Public Accountants (“AICPA”). Mr. Herdman served on the AICPA’s SEC Practice Section Executive Committee from 1995 to 2001 and as a member of the AICPA’s Board of Directors from 2000 to 2001. Mr. Herdman is currently on the board of directors of Cummins Inc. and is chair of its audit committee. He is also currently on the board of directors and chairs the audit committee of HSBC Finance Corporation (formerly Household International, Inc.), HSBC North America Holdings, Inc. and HSBC US, Inc. These HSBC entities belong to a single controlled group of corporations and their boards of directors and audit committees conduct their meetings simultaneously.	We believe Mr. Herdman is well qualified to serve as a member of our Board. Mr. Herdman has significant experience in finance and accounting, including expertise as the chair of the audit committees for public companies, and we believe these experiences will be important to his ability to understand and address challenges and opportunities that we face. Mr. Herdman’s SEC and public accounting experience provided Mr. Herdman with insight into the business operations and financial performance of a significant number of public companies, which is advantageous to us as a new public company.

	Biographical Information	Experience, Qualifications and Skills for Serving on Our Board
Ralph A. Hill Age 52 Director since 2011	Mr. Hill was named Chief Executive Officer in April 2011. Prior to becoming our Chief Executive Officer, Mr. Hill was Senior Vice President—Exploration and Production and acted as President of the Exploration and Production business at Williams since 1998. He was Vice President and General Manager of Exploration and Production business at Williams from 1993 to 1998, as well as Senior Vice President and General Manager of Petroleum Services at Williams from 1998 to 2003. Mr. Hill has served as the Chairman of the Board and Chief Executive Officer of Apco since 2002. Mr. Hill has served as a director of Petrolera Entre Lomas S.A. since 2003. He joined Williams in June 1981 as a member of a management training program and has worked in numerous capacities within the Williams organization.	We believe Mr. Hill is well qualified to serve as a member of our Board. Mr. Hill has many years of experience in our industry, including executive, operating and international business experience, and we believe these experiences will be critical to his ability to identify, understand and address challenges and opportunities that we face. As our Chief Executive Officer with intimate knowledge of our business and operations, Mr. Hill brings a valuable perspective to the Board. Further, we believe that Mr. Hill’s experience of over 30 years with Williams is advantageous to us as a new public company.

Henry E. Lentz Age 67 Directors since 2011	In May 2011, Mr. Lentz retired from Lazard Frères & Co (an investment banking firm), where he had served as a Managing Director since June 2009. He was a Managing Director of Barclays Capital (an investment banking firm and successor to Lehman Brothers Inc., an investment banking firm) from September 2008 to June 2009. From January 2004 to September 2008 he was employed as an Advisory Director by Lehman Brothers. He joined Lehman Brothers in 1971 and became a Managing Director in 1976. He left the firm in 1988 to become Vice Chairman of Wasserstein Perella Group, Inc. (an investment banking firm). In 1993, he returned to Lehman Brothers as a Managing Director and served as head of the firm’s worldwide energy practice. In 1996, he joined Lehman Brothers’ Merchant Banking Group as a Principal and in January 2003 became a consultant to the Merchant Banking Group. Mr. Lentz is currently the non-executive Chairman of Rowan Companies, Inc. and on the board of directors of Peabody Energy Corporation, Macquarie Infrastructure Company LLC and CARBO Ceramics, Inc.	We believe Mr. Lentz is well qualified to serve as a member of our Board. Mr. Lentz has significant experience in investment banking and financial matters, and we believe these experiences will be critical to his ability to identify, understand and address challenges and opportunities that we face. Mr. Lentz also has corporate governance experience as a result of serving on other public company boards of directors, which is advantageous to us as a new public company.

	Biographical Information	Experience, Qualifications and Skills for Serving on Our Board
George A. Lorch Age 70 Director since 2011	Mr. Lorch served as a director of Williams from 2001 until December 2011, and served as a member of Williams’ Compensation Committee and its Nominating and Governance Committee. Mr. Lorch was Chairman Emeritus of Armstrong Holdings, Inc., the holding company for Armstrong World Industries, Inc. (a manufacturer and marketer of floors, ceilings, and cabinets). He was the Chief Executive Officer and President of Armstrong World Industries, Inc. from 1993 to 1994 and Chairman of the Board and Chief Executive Officer from 1994 to 2000. From May 2000 to August 2000, he was Chairman of the Board and Chief Executive Officer of Armstrong Holdings, Inc. Mr. Lorch has 37 years of sales and marketing experience at Armstrong, including 17 years of experience as a head of operations, with responsibility for profit and loss statements, balance sheets, and stockholder relations. During his 21 years as a director in varied industries, Mr. Lorch has participated in CEO searches, succession planning, strategy development, takeover defense and offense, and director recruitment, and he has served on dozens of board committees. Mr. Lorch has also completed an executive management course at the Kellogg School of Management at Northwestern University. Mr. Lorch is the lead director of the Board of Pfizer, Inc. (a research-based pharmaceutical company) and a director of Autoliv, Inc. (a developer, manufacturer, and supplier of automotive safety systems); HSBC Finance Corporation and HSBC North America Holdings Inc., non-public, wholly-owned subsidiaries of HSBC LLC (a banking and financial services provider); and Masonite (a privately held door manufacturer). Mr. Lorch also serves as an advisor to the Carlyle Group (a private equity firm).	We believe that Mr. Lorch is well qualified to serve as a member of our Board. Mr. Lorch’s executive experience provides valuable financial and management experience, including expertise leading a large organization with multi-national operations, and we believe these experiences are critical to his ability to identify, understand and address challenges and opportunities that we face. Mr. Lorch also has knowledge and understanding of the strategy, recruitment, compensation and corporate governance issues that we face from his extensive experience as a director. Further, we believe Mr. Lorch’s experience as a director of Williams is advantageous to us as a new public company.

	Biographical Information	Experience, Qualifications and Skills for Serving on Our Board
David F. Work Age 66 Director since 2011	In 2000, Mr. Work retired as Regional President from BP Amoco Corporation (a global energy company) where he served in various capacities since 1987. As Regional Vice President, Mr. Work was the senior BP Amoco representative in the Gulf Coast, Southwest and Rocky Mountain states, and his responsibilities included coordinating the vice presidents of BP Amoco’s seven exploration and production business units, as well as the leaders of the gas, power, oil and chemical businesses located in the area. Prior to serving as Regional President, Mr. Work served as a Group Vice President in BP Amoco’s Exploration and Production stream and was a member of its Executive Committee. Prior to the merger between BP and Amoco, Mr. Work had positions of increasing responsibility at Amoco Corporation, including Senior Vice President of Shared Services and Group Vice President of worldwide exploration for the exploration and production sector. Since 2004, Mr. Work has served on the board of directors of CGGVeritas Services Holdings Inc. (formerly Veritas DGC Inc), and since 2009, he has served on the board of directors of Cody Resources Management LLC. Mr. Work also volunteers as a member of the board of Valley Advocates for Responsible Development and the land Trust Alliance Advisory Council, is a member of the board of trustees of the Wyoming chapter of The Nature Conservancy and the Teton Science School. Mr. Work is actively involved in several professional organizations, including the American Geologic Institute and the American Association of Petroleum Geologists.	We believe Mr. Work is well qualified to serve as a member of our Board. Mr. Work has many years of experience in our industry, including operating and executive experience, and we believe these experiences are critical to his ability to identify, understand and address challenges and opportunities that we face. Mr. Work’s extensive experience in identifying exploration and production opportunities are advantageous to us as a new public company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and certain persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Directors, executive officers and these greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of these reports and other information furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners were complied with during and for the year ended December 31, 2011.

Board Structure

Our directors are divided into three classes serving staggered three-year terms. Class I directors have an initial term that expires in 2013; Class II directors have an initial term that expires in 2014; and Class III directors have an initial term that expires in 2015. At each annual meeting of stockholders, directors will be elected to succeed the class of directors whose terms have expired. The classification of our Board could have the effect of increasing the length of time necessary to change the composition of a majority of our Board. In general, at least two annual meetings of stockholders will be necessary for stockholders to effect a change in a majority of the members of our Board.

Mr. Lowrie serves as the non-executive Chairman of our Board and presides at meetings of the Board as well as at meetings of the independent directors of the Board.

Audit Committee Financial Expert

Our Board has established an Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements, among other things. The members of the Audit Committee are Messrs. Herdman, Carrig and Lowrie. The Board has determined that Mr. Herdman has accounting or related financial management expertise and is qualified as an audit committee financial expert, and that each member of the Audit Committee is financially literate. You should understand that these designations are disclosure requirements of the SEC and the New York Stock Exchange, or NYSE, relating to the members’ experience and understanding of accounting and auditing matters. These designations do not affect the obligations or liability of Board or Audit Committee members generally. As described in Item 13 below, the Board has also determined that each member of the Audit Committee is independent under the SEC’s and NYSE’s standards applicable to Audit Committee members.

Communications with Directors

Any stockholder or other interested party may communicate with our directors, individually or as a group, by contacting our Corporate Secretary or the Chairman of the Board. The contact information is maintained on the Investor Relations page of our website at www.wpxenergy.com.

The current contact information is as follows:

WPX Energy, Inc.

One Williams Center

Tulsa, Oklahoma 74172

Attn: Chairman of the Board

WPX Energy, Inc.

One Williams Center

Tulsa, Oklahoma 74172

Attn: Corporate Secretary

Email: stephen.brilz@wpxenergy.com

Communications will be forwarded to the relevant director(s) except for solicitations or other matters not related to the Company.

Code of Ethics

Our Board has adopted a Code of Ethics for Senior Officers that applies to our Chief Executive Officer, Chief Financial Officer and Controller, or persons performing similar functions. Our Code of Ethics for Senior Officers is publicly available on our website at wpxenergy.com. Any waiver of our Code of Ethics for Senior Officers with respect to the Chief Executive Officer, Chief Financial Officer or Controller, or persons performing similar functions, may be authorized only by our Audit Committee. In the event that we make any changes to, or provide any waivers from, the provisions of our Code of Ethics for Senior Officers, we intend to disclose such events on our website or in a report on Form 8-K with four business days of such event.

ITEM 11.	Executive Compensation

We were spun off from Williams to form a new publicly traded entity on December 31, 2011 (the “Separation Date”). Prior to the spin-off, all of our named executive officers (“NEO”) were officers of Williams. The compensation of these officers was determined pursuant to compensation philosophy, plans, and programs put in place by Williams’ Compensation Committee. Our CEO, Mr. Ralph Hill, was also a NEO for Williams. Mr. James Bender, our SVP & General Counsel, was an executive officer at Williams. The Williams’ Compensation Committee individually approved compensation actions for both of these individuals. All other Williams’ officers, including WPX’s remaining executive officers, had their compensation actions individually determined by the CEO and approved as group by Williams’ Compensation Committee.

In April, 2011, following the public announcement of the intention to create a publicly-traded exploration and production company, the Williams’ Compensation Committee began a process to develop the necessary compensation programs for the new company. Williams’ Compensation Committee engaged the services of Frederic W. Cook & Co. as its compensation consultant. Preceding the spin-off, on December 30, 2011, our Board of Directors adopted policies and plans for purposes of determining executive compensation as had been previously established by Williams’ Compensation Committee. In addition, our Compensation Committee engaged the services of Frederic W. Cook & Co. as its independent compensation consultant. Our Compensation Discussion and Analysis (“CD&A”) describes the principles and decisions underlying the executive compensation program for 2011, and necessarily includes a discussion of the compensation policies and processes of Williams’ Compensation Committee which our Board of Directors has since largely adopted.

Our executive team successfully led WPX Energy through the spin-off from Williams while producing strong operational and financial results. The named executive officers’ performance was evaluated based on the successful execution of the spin-off and on the results produced compared to annual performance goals set by Williams’ Compensation Committee at the beginning of 2011.

Compensation Discussion and Analysis

As our compensation programs were developed, the Williams Board of Directors and/or Compensation Committee provided input, analyzed and approved our compensation and benefit plans and policies until our Compensation Committee was formed. The compensation of our officers was determined under the Williams’ plans and programs through the Separation Date.

For 2012 compensation, Williams’ Compensation Committee approved our pay philosophy, our comparator group of companies and the 2012 compensation of our Chief Executive Officer. Our Board of Directors, on December 30, 2011, approved the 2012 compensation for other officers and perquisites and, at subsequent meetings, our Compensation Committee approved our 2012 Annual Incentive Program (“AIP”) and 2012 WPX Energy long-term incentive grants.

Executive Summary

Compensation Highlights

The base salaries of our NEOs included in the Summary Compensation Table were set for 2011 by Williams’ Compensation Committee. These decisions were made based on the position that the executive held at Williams.

	WMB Job Title	WPX Job Title
Mr. Hill	President E&P and SVP Williams	President and Chief Executive Officer
Mr. Sailor	VP Treasurer	SVP, Chief Financial Officer and Treasurer
Mr. Bender	SVP and General Counsel	SVP and General Counsel
Mr. Guderian	VP E&P Tulsa Region	SVP of Operations
Mr. Buck	VP Commercial Ops and Gas Mgmt	SVP of Business Development and Land

On average, our NEOs received a 2.5 percent base salary increase effective March, 2011. Because of their new roles at WPX, adjustments were made to base salaries for our NEO’s, except for Mr. Bender, based on a market study by the independent compensation consultant.

In February 2012, based on the Economic Value Added (“EVA®”)1 targets set by Williams’ Compensation Committee, the achievement resulted, on average, in an annual incentive award of approximately target to NEOs with respect to 2011 performance. The 2011 calculated awards were presented to our Compensation Committee which approved several increases to AIP awards for NEO’s based on their leadership and work associated with the spin-off. In March 2012, our Compensation Committee approved our 2012 AIP goals.

Long-term incentive grants made in 2011 included in the Grants of Plan Based Awards table were approved by Williams’ Compensation Committee. Messrs. Hill and Bender received 35 percent of the grant value in performance-based restricted stock units (“RSUs”), 30 percent in stock options and 35 percent in time-based RSUs. Messrs. Sailor, Guderian, and Buck received 25 percent of the grant value in performance-based RSUs, 35 percent in stock options and 40 percent in time-based RSUs. Upon the spin-off, all unvested RSUs were converted from Williams RSUs to WPX Energy RSUs. RSUs with performance criteria continue to vest subject to performance measures. Vested and unvested stock options granted after December 31, 2005 were converted from Williams stock options to WPX Energy stock options. Vested stock options granted prior to December 31, 2005 were converted from Williams stock options into both adjusted Williams stock options and WPX Energy stock options based on the spin-off distribution ratio. The intent of this equity conversion process was to preserve the pre-spin-off value of equity awards. In 2012, our CEO received WPX Energy long-term incentive grants of 50 percent performance-based RSUs, 25 percent stock options and 25 percent in time-based RSUs. Our other NEOs received 35 percent of the grant value in performance-based RSUs, 25 percent in stock options and 40 percent in time-based RSUs.

Based on Williams’ share price performance both in absolute and relative terms to its peers, our NEOs received a 178.9 percent payout of their 2009 grant of performance-based RSUs that vested in 2012 at the end of their three-year performance period. Based on these results, our Compensation Committee ratified and approved the payout which was made in WPX Energy common shares.

Our NEOs were covered by change in control severance agreements as executives of Williams. These agreements are no longer in effect as of the spin-off. Prior to the spin-off, Williams’ Compensation Committee approved new change in control severance agreements for our NEOs that were effective January 1, 2012. Our Board of Directors approved these new agreements prior to the spin-off. These agreements do not provide for a gross up for any excise taxes that may be incurred by an executive if the benefits are paid.

[1]	Economic Value Added® (EVA®) is a registered trademark of Stern, Stewart & Co.

Overview of Compensation Programs and Governance Practices

The main objectives of our compensation program are to pay for performance, align our named executive officers’ interests with those of our shareholders, and attract and retain qualified executives. We provide the following elements of compensation for our named executive officers: base salary, annual cash incentives and long-term equity-based incentives. In addition to these elements of compensation, we have established related policies and practices that ensure that executives are aligned with the interests of our shareholders as well as fairly compensated for their role and our results. These policies and practices include:

•

Using the median level of the market as a starting point when setting all elements of compensation with the possibility of above or below market incentive payouts for performance results that exceed or fall short of our goals;

•	Implementing our pay-for-performance philosophy with a annual incentive program that provides for cash payments based on achievement of annual financial and operational goals;

•

Long-term incentives are granted 50 percent performance-based RSUs, 25 percent in time-based RSUs and 25 percent stock options for our CEO and 35 percent in performance-based RSUs, 25 percent in stock options and 40 percent in time-based RSUs for the other NEOs;

•	Performance-based RSUs vest based on our relative total shareholder return compared to our peers;

•	Offering no significant perquisites or other personal benefits;

•	Setting stock ownership guidelines for our executive officers; and

•	Adopting a policy prohibiting all employees and members of the Board from hedging our securities in any type of transaction.

Our Compensation Committee has adopted governance practices to ensure the Committee’s effectiveness in fulfilling its charter. These include:

•	Maintaining a committee composed solely of independent directors;

•	Retaining an independent compensation consultant that performs no other consulting or services for WPX Energy; and

•	Conducting an annual review and approval of our compensation policies and programs to ensure that such programs are not reasonably likely to have a material adverse effect on the Company.

Objectives of Our Compensation Programs

The objectives of the compensation programs for WPX Energy, both as a wholly-owned subsidiary of Williams and now as an independent company, are to:

•	Attract and retain the talent needed to drive shareholder value;

•	Help enable the Company to meet or exceed financial and operational performance targets;

•	Reward employees for successfully implementing the strategy to grow the business; and

•	Create long-term shareholder value.

To meet these objectives, in 2011, Williams used relative and absolute Total Shareholder Return (“TSR”) to measure long-term performance, and EVA® to measure annual performance. The intent for using both TSR and EVA® was to incent and pay executives to ensure that the business decisions made are aligned with the long-term interests of shareholders.

After our spin-off, our Compensation Committee adopted these objectives in its evaluation of our 2012 programs. Our 2012 programs have been established to focus our named executive officers directly on the success of WPX Energy as an independent exploration and production company. Our long-term performance will be measured using our TSR relative to our peers. Our annual performance will be measured considering common industry metrics including Production Volume, Production Costs, Reserve Additions and Adjusted Earnings before Interest, Taxes, Depreciation, Amortization and Exploratory Expenses (“Adjusted EBITDAX”).

Our Pay Philosophy

Our pay philosophy was approved by Williams’ Compensation Committee prior to the Separation Date. Our philosophy is to pay for performance, be competitive in the marketplace and consider the value a job provides to the Company. This philosophy was used by Williams’ Compensation Committee to determine our NEOs’ 2011 pay. The compensation programs reward NEOs and employees not just for accomplishing goals, but also for how those goals are pursued. We strive to reward the right results and the right behaviors while fostering a culture of collaboration and teamwork. Our Compensation Committee adopted this pay philosophy and continues to apply it to compensation decisions.

The principles of our pay philosophy influence the design and administration of our executives’ pay programs. We use several different types of pay that are linked to both long-term and short-term performance in the executive compensation programs. Included are long-term incentives, annual cash incentives, base pay and benefits. The chart below illustrates the linkage between the types of pay used and the pay principles.

WPX Energy’s Pay Principles	Base pay	Annual Cash Incentives	Long-Term Incentives	Benefits

Pay should reinforce business objectives and values	✓	✓	✓

Pay opportunity should be competitive	✓	✓	✓	✓

Incentives should align executives’ interest with shareholders		✓	✓

A significant portion of an executive officer’s total pay should be variable based on performance		✓	✓

A portion of pay should be provided to compensate for core activities required for performing in the role	✓			✓

Pay should foster a culture of collaboration with shared focus and commitment to our Company		✓	✓

Incentive pay should balance short, intermediate, and long-term performance		✓	✓

2011 Pay Decisions

As indicated above, significant consideration was given to the need to balance the pay philosophy and practices with affordability and sustainability. Grants of long-term incentives in the form of performance-based RSUs, stock options and time-based RSUs continued in 2011 to emphasize the commitment to pay for performance.

In 2011, our named executive officers’ pay as established by Williams’ Compensation Committee were as follows:

	2011 Target Pay by NEO
	Base Salary	Annual Incentive		Long-Term Incentive	Total
Mr. Hill	$507,000	65%	$329,550	$1,614,318	$2,450,868
Mr. Sailor	271,000	50%	135,500	344,450	750,950
Mr. Bender	488,000	65%	317,200	1,234,492	2,039,692
Mr. Guderian	308,423	50%	154,212	354,640	817,275
Mr. Buck	292,740	45%	131,733	369,162	793,635

It is important to note that the above table and Summary Compensation Table display a value for equity awards on the date of grant. This approach does not reflect what the NEO may actually realize from their long-term incentive grants.

Williams set performance targets for its 2011 AIP during the first quarter. The 2011 EVA® performance resulted in the 2011 AIP results paying our NEOs a bonus, on average, at approximately a target payout. Included in the AIP awards, Messrs. Hill, Sailor, Bender and Buck received consideration to recognize their leadership and work associated to ensure a successful spin-off from Williams. Williams’ Compensation Committee approved and funded the additional awards for Messrs Hill and Bender.

2012 Pay Decisions

Williams’ Compensation Committee determined, prior to the Separation Date, the pay of our CEO which was effective January 1, 2012. Our Board approved the pay of our NEOs prior to the Separation Date. The pay changes were effective January 1, 2012. Each NEO’s target pay by component is as follows

	2012 Target Pay by NEO
	Base Salary	Annual Incentive		Long-Term Incentive	Total
Mr. Hill	$750,000	100%	$750,000	$4,000,000	$5,500,000
Mr. Sailor	370,000	70%	259,000	1,350,000	1,979,000
Mr. Bender	488,000	65%	317,200	1,300,000	2,105,200
Mr. Guderian	355,000	65%	230,750	1,000,000	1,585,750
Mr. Buck	345,000	65%	224,250	900,000	1,469,250

Adjustments were made to each component of compensation for our NEOs, except Mr. Bender, to reflect their new roles in an independent exploration and production company. The adjustments were made after a review by the Compensation Committee’s independent compensation consultant of the compensation of executives in our comparator group of companies in our industry within an established range of revenues, assets and market capitalization. For more detail on this process, see the sections titled “Our Comparator Group,” “Our Pay Setting Process” and “How the Amount for Each Type of Pay is Determined” below. WPX Energy 2012 long-term incentive grants were made on February 29, 2012.

The Compensation Committee will regularly review our pay programs to ensure our ability to attract and retain the talent needed to deliver the strong financial and operating performance necessary to create shareholder value while ensuring its program effectively links pay to the performance. As part of this initial process for 2012, our Compensation Committee decided to continue awarding a significant portion of long-term incentive awards in the form of performance-based restricted stock units (“RSUs”). For 2012, the mix of long-term incentives granted to our NEOs is as follows:

	Mr. Hill	Other NEOs
Performance-Based RSUs	50%	35%
Stock Options	25%	25%
Time-Based RSUs	25%	40%

For 2012 awards, the metric for the performance-based RSU awards utilizes relative TSR. Williams’ Compensation Committee established a comparator group which is listed in “Our Comparator Group” for compensation purposes that will be used to measure the Company’s relative performance. The performance scale that will be used determine the number of performance-based RSUs is provided under “How the Amount for Each Type of Pay is Determined—Long-term Incentives.”

In 2012, our NEOs received additional RSUs grants with three-year cliff vesting. In recognition of their efforts in executing our successful spin-off Messrs. Hill, Sailor, Bender and Buck received additional discretionary RSU grants. WPX Energy does not sponsor a defined benefit plan. All applicable employees, including our NEOs, received additional RSUs based on an analysis that identified the potential difference in retirement savings due to the transition from the Williams Pension Plan and the Williams Investment Plus Plan to WPX Energy’s Saving Plan (a 401(k) plan). These grants will be disclosed in next year’s Grants of Plans Based Awards Table since they were granted in 2012. The values of these grants are presented in the table below.

	One-Time RSU Grants Made in 2012
	Spin-Off Award	Retirement Analysis Award
Mr. Hill	$152,500	$297,000
Mr. Sailor	100,000	130,000
Mr. Bender	80,000	58,000
Mr. Guderian	n/a	104,000
Mr. Buck	100,000	60,000

For 2012, performance metrics to measure results for payment of our annual incentives include Production Volume, Production Costs, Reserve Additions and Adjusted EBITDAX.

Mitigating Risk

Williams’ Compensation Committee established our compensation philosophy and design by applying the concepts used to determine compensation for Williams’ NEOs. For 2011, Williams’ Compensation Committee conducted a thorough review and analysis and determined that the risks arising from compensation policies and practices used for the companies are not reasonably likely to have a material adverse effect. In the future, our Compensation Committee will make this assessment.

Our Compensation Recommendation and Decision Process

Role of Williams Management for 2011 and 2012 Compensation

For 2011, Williams’ management made recommendations for the compensation of our executives. In order to make pay recommendations, Williams’ management provided Williams’ Compensation Committee with data from the annual proxy statements of companies in Williams’ comparator group along with pay information compiled from nationally recognized executive and industry related compensation surveys. The survey data is used to confirm that pay practices among companies in the comparator group are aligned with the market as a whole.

For 2012, Williams’ management followed the same process as above to make recommendations to William’s Compensation Committee regarding the compensation of our executives with the exception that the data from annual proxy statements of companies came from our comparator group.

Role of Williams’ CEO

For 2011, before recommending base pay adjustments and long-term incentive awards to the Williams’ Compensation Committee, Williams’ CEO reviewed the competitive market information related to our executives while also considering internal equity and individual performance. For 2012, Williams’ CEO reviewed the competitive market information related to our CEO considering the spin-off of WPX Energy and what was competitive for the CEO of WPX Energy as the leader of an independent company.

Role of Williams’ Compensation Committee

Williams’ Compensation Committee reviewed the Williams CEO’s recommendations, supporting market data and individual performance assessments for our CEO and other NEOs prior to the Separation Date. In addition, Williams’ Compensation Committee’s independent compensation consultant, Frederic W. Cook & Co., Inc., reviews all of the data and advises on the reasonableness of the Williams CEO’s pay recommendations.

Williams’ Compensation Committee and Board of Directors approved the pay recommendations for our CEO for 2011 as a named executive officer and business unit leader of Williams. Prior to the Separation Date, our Board of Directors approved the pay recommendations for our CEO and the other NEOs for 2012.

For the 2011 annual cash incentive program, the Williams’ Compensation Committee approved the EVA® attainment which was provided to us.

Role of WPX Energy Management for Compensation

In the future, our management will follow a similar process as Williams’ management and make recommendations for the compensation of our executives to our Compensation Committee. In order to make pay recommendations, WPX Energy management will provide our Compensation Committee with data from the annual proxy statements of companies in our comparator group along with pay information compiled from nationally recognized executive and industry related compensation surveys. The survey data will be used to confirm that pay practices among companies in the comparator group are aligned with the market as a whole.

Role of WPX Energy’s CEO

For the 2011 annual cash incentive program, our CEO used the EVA® attainment ratified by the Williams’ Compensation Committee as the basis for his recommended payouts to our NEOs, other than himself. Our CEO’s recommendation includes an assessment of each NEO’s individual performance for 2011 based on achievement of business goals, their contribution to the spin-off, and demonstrated key leadership competencies (for more on leadership competencies, see the section entitled “Base Pay” in this Compensation Discussion and Analysis).

In the future, our CEO, before recommending base pay adjustments and long-term incentive awards to our Compensation Committee for our NEOs other than himself, will review the competitive market information while also considering internal equity and individual performance.

For the 2012 annual cash incentive program, our CEO’s recommendation is to measure results based on the attainment of Production Volume, Production Costs, Reserve Additions and Adjusted EBITDAX with a potential adjustment for individual performance.

Role of the Other NEOs

The other NEOs of Williams and WPX Energy have no role in setting compensation for any of our NEOs.

Role of WPX Energy’s Board of Directors and Compensation Committee

For the 2011 annual cash incentive program, our Compensation Committee received the NEO awards approved by the Williams’ Compensation Committee based on EVA® attainment. Payouts were approved by our Compensation Committee based on these results and recommended by our CEO for the NEOs other than himself. His recommendations included each NEO’s contribution to the spin-off, if applicable.

For 2012, our Board of Directors approved the compensation of our NEOs prior to the Separation Date. In the future, for all of our NEOs, except the CEO, our Compensation Committee will review our CEO’s recommendations, supporting market data and individual performance assessments. In addition, our Compensation Committee will consult with their independent compensation consultant to review all of the data and advises on the reasonableness of our CEO’s pay recommendations.

The process for determining the CEO’s compensation in future years will be determined by our Compensation Committee.

The new process and competitive market information provided by its independent compensation consultant will be used to determine our CEO’s long-term incentive amounts, annual cash incentive target, base pay and any performance adjustments to be made to our CEO’s annual cash incentive payment.

Role of the Independent Compensation Consultant

For 2011 and 2012, Frederic W. Cook & Co., Inc. provided assistance in determining the compensation for our executive officers. Frederick W. Cook & Co., Inc. served as the independent compensation consultant, provided input and analysis as Williams’ Compensation Committee approved our compensation and benefit plans and policies until our Compensation Committee was formed.

In the future, our independent compensation consultant will present competitive market data that includes proxy data from the approved comparator group and published compensation data, using the same surveys and methodology used for the other NEOs (described in the “Role of WPX Energy Management for Compensation” section in this Compensation Discussion and Analysis). Our comparator group will be developed by the Committee’s independent compensation consultant, with input from management, and approved by the Compensation Committee.

Our Comparator Group

How WPX Energy Uses its Comparator Group

We refer to publicly available data showing our comparator group’s pay levels and forms or pay. This allows the Compensation Committee to ensure competitiveness and appropriateness of proposed compensation packages. When setting pay, the Compensation Committee uses market median information of our comparator group as a reference point. Actual pay may exceed market median if warranted by superior performance, and fall below market median for underperformance.

Composition of WPX Energy’s Comparator Group

Williams established our initial comparator group prior to the Separation Date. Each year the Compensation Committee will review the comparator group to ensure that it is still appropriate. Our comparator group focuses on companies that work in the same industry segment and reflect where we compete for business and talent. The 2012 comparator group included 16 companies which are in the chart below.

Characteristics of WPX Energy’s Comparator Group

Companies in our comparator group have a range of revenues, assets and market capitalization. Business consolidation and unique operating models today create some challenges in identifying comparator companies. Accordingly, we take a broader view of comparability to include organizations that are similar to us in some, but not all, respects. This results in compensation that is appropriately scaled and reflects comparable complexities in business operations.

Composition of Our Comparator Group

Our comparator group approved prior to the Separation Date by the Williams’ Compensation Committee is provided below. This group, with the exception of Petrohawk Energy Corporation which was acquired in 2011, will be used in making our compensation decisions. It is also used to measure our relative TSR performance for our performance-based RSUs granted in 2012 as described in the section “How the Amount for Each Type of Pay is Determined—2012 Performance-Based RSUs.”

Cabot Oil & Gas Corp.	Pioneer Natural Resources Co.
Chesapeake Energy Corp.	QEP Resources Inc.
Cimarex Energy Corp.	Petrohawk Energy Corporation
Devon Energy Corp.	Range Resources Corp.
EOG Resources Inc.	Sandridge Energy Inc.
Forest Oil Corp.	SM Energy Co.
Newfield Exploration Co.	Southwestern Energy Co.
Noble Energy Inc.	Ultra Petroleum Corp.

Our Pay Setting Process

Setting pay for our NEOs will be an annual process that occurs during the first quarter of the year. The Compensation Committee completes a review to ensure that pay is competitive, equitable and encourages and rewards performance.

The compensation data of our comparator group as disclosed in proxy statements is the primary market data, if available, used when benchmarking the competitive pay of the NEOs. Aggregate market data obtained from recognized third-party executive compensation survey companies (e.g. Towers Watson, Mercer, AonHewitt) may be used to supplement and validate our comparator group market data for these executive officers.

Although the Compensation Committee reviews relevant data as it designs compensation packages, setting pay is not an exact science. Since market data alone does not reflect the strategic competitive value of various roles within the Company, internal pay equity is also considered when making pay decisions. Other considerations when making future pay decisions for the NEOs will include historical pay and tally sheets that include annual pay and benefit amounts, wealth accumulated and the total aggregate value of the NEOs’ equity awards and holdings.

For 2012, Williams’ Compensation Committee reviewed the compensation data for us prior to the Separation Date. In the future, our Compensation Committee will undertake this entire process for our NEOs.

When setting pay, we determine a target pay mix (distribution of pay among long-term incentives, annual incentives and base pay) for the NEOs. Consistent with our pay-for-performance philosophy, the actual amounts paid are determined based on our Company’s performance and individual performance. The following table provides the 2011 target pay mix by NEO.

	2011 Target Pay Mix by NEO
	Base Salary	Annual Incentive	Long-Term Incentive	Total
Mr. Hill	21%	13%	66%	100%
Mr. Sailor	36%	18%	46%	100%
Mr. Bender	24%	16%	60%	100%
Mr. Guderian	38%	19%	43%	100%
Mr. Buck	37%	17%	46%	100%

The majority of 2012 target pay is variable with the largest component of the mix delivered through long-term incentive, aligning the NEOs pay with shareholder interests. The following table provides the 2012 target pay mix by NEO.

	2012 Target Pay Mix by NEO
	Base Salary	Annual Incentive	Long-Term Incentive	Total
Mr. Hill	14%	14%	72%	100%
Mr. Sailor	19%	13%	68%	100%
Mr. Bender	23%	15%	62%	100%
Mr. Guderian	22%	15%	63%	100%
Mr. Buck	24%	15%	61%	100%

How the Amount for Each Type of Pay is Determined

Long-term incentives, annual cash incentives, base pay and benefits accomplish different objectives.

Long-Term Incentives

WPX Energy awards long-term incentives to reward performance and align NEOs with long-term shareholder interests by providing NEOs with an ownership stake in the Company, encouraging sustained long-term performance and providing an important retention element to their compensation program. Long-term incentives are provided in the form of equity and may include performance based RSUs, stock options and time-based RSUs.

To determine the value for long-term incentives granted to an NEO, we consider the following factors:

•	the proportion of long-term incentives relative to base pay;

•	the NEO’s impact on our performance and ability to create value;

•	long-term business objectives;

•	awards made to NEOs in similar positions within our comparator group of companies;

•	the market demand for the NEO’s particular skills and experience;

•	the amount granted to other NEOs in comparable positions at WPX Energy;

•	the NEO’s demonstrated performance over the past few years; and

•	the NEO’s leadership performance.

The allocation of the 2012 long-term incentive program for our NEOs averages about 65 percent of total compensation. The CEO’s 2012 long-term incentive allocation is greater than the other NEOs at 72 percent, which creates a strong shareholder alignment. The CEO’s long-term incentives are granted 50 percent in performance-based RSUs, 25 percent in time-based RSUs and 25 percent in stock options. The other NEOs’ long-term incentives are granted 35 percent in performance-based RSUs, 25 percent in stock options and 40 percent in time-based RSUs.

The primary objectives for each type of equity awarded are shown below. The size of the circles in the chart indicates how closely each equity type aligns with each objective.

Equity type and Performance Drivers	Shareholder alignment	Stock ownership	Drives operating and financial performance	Retention Incentive
Performance-Based RSUs
Relative TSR	●	●	●
Stock Options
Stock Price Appreciation	●	—	—
Time-Based RSUs
Stock Price Appreciation	—	●		●

2011 Performance-Based RSUs

Shown in the chart below are the absolute and relative TSR targets used by Williams for the performance-based restricted stock unit awards for the 2011 to 2013 performance period and the continuum that will determine the resulting potential payout level:

Williams Relative TSR

100th %ile	60%	100%	125%	150%	175%	200%
75th%ile	30%	75%	100%	125%	150%	175%
50th%ile	0%	50%	75%	100%	125%	150%
25th%ile	0%	25%	50%	75%	100%	125%
<25th%ile	0%	0%	0%	30%	60%	100%
	<7.5%	7.5%	10.0%	12.5%	15.0%	18.0%
		Threshold		Target		Stretch
	Williams Annualized Absolute TSR

2012 Performance-Based RSUs

Performance-based RSU awards further strengthen the relationship between pay and performance and over time will more closely link the long-term pay of the NEOs to the experience of our long-term shareholders.

We believe it is important to measure TSR on a relative basis. Additionally, we believe awards should be influenced by how TSR compares to the TSR of companies in our comparator group. Regardless of our relative TSR performance to peers at the end of the performance period, payouts are capped at 100% in any performance cycle in which the absolute TSR of the Company is negative. Shown in the chart below are relative TSR targets for the performance-based restricted stock unit awards for the three year performance period, 2012 to 2014:

TSR	Shares Earned as % of Target Grant
75th percentile or higher	200%
50th percentile	100%
25th percentile	30%
Below the 25th percentile	0%

If the resulting TSR ranking is between these goals, the percentage of shares earned will be interpolated.

Stock Option Awards

For recipients, stock options have value only to the extent the price of the common stock is higher on the date the options are exercised than it was on the date the options were granted. Stock options have a ten year term and vest in equal increments over three years from the grant date.

Time-Based RSUs

This type of equity is used to retain executives and to facilitate stock ownership. Time-based RSUs have a three year cliff vesting schedule. The use of time-based RSUs is also consistent with the practices of the comparator group of companies.

Grant Practices

The Compensation Committee will approve the annual equity grant in February or early March of each year shortly after the annual earnings release. The grant date for awards is on or after the date of such approval to ensure the market has time to absorb material information disclosed in the earnings release and reflect that information in the stock price.

The grant date for off-cycle grants for individuals, for reasons such as retention or new hires, is the first business day of the month following the approval of the grant. By using this consistent approach, WPX removes grant timing from the influence of the release of material information.

Annual Cash Incentives—Target

The starting point to determine annual cash incentive targets (expressed as a percent of base pay) is competitive market information, which gives us an idea of what other companies target to pay in annual cash incentives for similar jobs. We also consider the internal value of each job—i.e., how important the job is to executing its strategy compared to other jobs in the Company—before the target is set for the year. The 2011 and 2012 annual cash incentive targets as a percentage of base pay for the NEOs are as follows:

	2011 Target	2012 Target
Mr. Hill	65%	100%
Mr. Sailor	50%	70%
Mr. Bender	65%	65%
Mr. Guderian	50%	65%
Mr. Buck	45%	65%

The 2011 Target for Mr. Hill and the other NEOs reflect their responsibility with Williams. The 2012 targets are based on their new leadership positions for WPX Energy.

2011 Annual Cash Incentives

Williams provided annual cash incentives to encourage and reward NEOs for making decisions that improve Williams’ performance as measured by EVA®. EVA® measures the value created by a company. Our NEOs participated in the program through the Separation Date. Simply stated, it is the financial return in a given period less the capital charge for that period. The calculation used is as follows:

EVA®	=	Adjusted Net Operating Profits after Taxes (NOPAT)	Less	Adjusted Capital Charge (the amount of capital invested multiplied by the cost of capital)

EVA® is first calculated as NOPAT less Capital Charge. Williams’ incentive program allowed for the Compensation Committee to make adjustments to EVA® calculations to reflect certain business events. After studying companies that utilize EVA® as an incentive measure, Williams determined that it is standard practice to make adjustments to EVA® calculations to create better alignment with shareholders and to ensure executives were not rewarded for positive results they did not facilitate nor are they penalized for certain unusual circumstances outside their control.

For 2011, Williams provided the calculated incentive awards based on the EVA® results. We used these calculations for our NEOs 2011 awards since WPX Energy was a wholly-owned subsidiary of Williams until the Separation Date.

2011 Annual Cash Incentives—Actual

For NEOs, the annual cash incentive program was funded when Williams attained an established level of EVA® performance. Applying EVA® measurement to this annual cash incentive process encourages management to make business decisions that help drive long-term shareholder value. To determine the funding of the annual cash incentive, Williams used the following calculation for each NEO:

Actual Base Pay received in 2011	X	Incentive Target %	X	EVA® Goal Attainment %

Actual payments may be adjusted upward to recognize individual performance that exceeded expectations, such as success toward business unit and individual goals and successful demonstration of the leadership competencies. Payments may also be adjusted downwards if performance warrants. For 2011 payouts, Williams provided calculated awards based on the EVA® attainment to us and any adjustments to recognize individual performance were recommended by our CEO. Actual payouts to our NEOs based on our CEO’s recommendations were approved by our Compensation Committee.

How Williams Set the 2011 EVA® Goals

Setting the EVA® goals for the annual cash incentive program began with internal budgeting and planning. This rigorous process includes an evaluation of the challenges and opportunities for Williams and each of its business units. The key steps are as follows:

•	Business and financial plans are submitted by the business units and consolidated by the corporate planning department.

•	The business and financial plans are reviewed and analyzed by Williams’ CEO, chief financial officer and other NEOs.

•	Using the plan guidance, Williams’ management establishes the EVA® goal and recommends it to Williams’ Compensation Committee.

•	Williams’ Compensation Committee reviews, discusses and makes adjustments as necessary to management’s recommendations and sets the goal at the beginning of each year.

•	Thereafter, progress toward the goal is regularly monitored and reported to Williams’ Compensation Committee throughout the year.

Based on EVA® performance relative to the established goals, Williams’ Compensation Committee certified the 2011 EVA® performance results and approved payment of the annual cash incentive plan, which were provided to our Compensation Committee. Our Compensation Committee used this information and approved additional cash awards for select NEOs for their leadership and contribution to the spin-off.

2012 Annual Cash Incentives

WPX Energy will provide annual cash incentives to encourage and reward NEOs for making decisions that improve our performance using new metrics that we believe better measure performance as an independent exploration and production company. For 2012, the Compensation Committee will consider the following performance metrics in determining our annual incentives:

2012 Annual Incentive Metric	Definition of the Metric	Weighting
Production Volume	Volumes as reported publically in financial results based on sales of oil, gas, and natural gas liquids	30%

Production Costs	Sum of Lease Operating Expenses, Facility Operating Expenses, and Selling, General, and Administrative Expenses Divided by Production Volume for $/Mcfe	30%

Reserve Additions	Year end proved reserves additions as defined by the SEC and as reported in Supplemental Oil and Gas Disclosures from 10K	20%

Adjusted EBITDAX	Earnings before Interest, Taxes, Depreciation, Amortization and Exploratory Expenses	20%

When developing the metrics, we used the following principles to ensure the program drives the intended behaviors.

•	Drive a culture that recognizes and rewards enterprise growth and cost management

•	Ensure transparency and alignment to shareholders

•	Ensure employees’ ability to track progress and directly link performance to results

•	Have all employees driving for the same goals

•	Balance focus of growth, cost management and profitability

•	Recognize and reward individual performance

•	Keep it simple

When setting the goals for the annual incentive program, we began with our rigorous internal budgeting and planning which includes an evaluation of the challenges and opportunities for the business.

Management will regularly review with the Compensation Committee a supplemental scorecard reflecting the Company’s production volume components, capital efficiency, capital expenditures, and leading indicators safety measures. The supplemental scorecard provides reliable updates regarding the Company’s performance as well as ensures alignment between these measures and the performance metric identified above. This supplemental scorecard provides the Compensation Committee with additional performance data to assist in determining final AIP awards.

Base Pay

Base pay compensates NEOs for carrying out the duties of their jobs and serves as the foundation of our pay program. Most other major components of pay are set based on a relationship to base pay, including annual and long-term incentives and retirement benefits.

Base pay for NEOs is set considering the market median, with potential individual variation from the median due to experience, skills, and sustained performance of the individual as part of our pay-for-performance philosophy. Performance is measured in two ways: through the “Right Results” obtained in the “Right Way.” Right Results considers the NEOs’ success in attaining their annual goals as they relate to our business objectives and goals, business strategies, and personal development plans. Right Way reflects the NEOs’ behavior as exhibited through our leadership competencies. Competencies focus on how results are achieved and provide clarity on expectations. Williams grouped their competencies into four core leadership areas: Foundational, Organizational, Operational, and People. WPX Energy’s management will adopt new competencies in 2012.

Benefits

Consistent with our philosophy to emphasize pay for performance, NEOs receive very few perquisites (perks) or supplemental benefits. They are as follows:

•

Financial Planning Reimbursement. We reimburse for financial planning to the NEOs to provide expertise on current tax laws with personal financial planning and preparations for contingencies such as death and disability. In addition, by working with a financial planner, executive officers gain a better understanding of and appreciation for our compensation programs which we believe maximizes the retention and engagement aspects of the dollars we spend on these programs.

•

Personal Use of WPX Energy’s Company Aircraft. We provide limited personal use of Company aircraft at the CEO’s discretion. Our policy for all executive officers is to discourage personal use of the aircraft, but the CEO retains discretion to permit its use when he deems appropriate, such as when the destination is not well served by commercial airlines or personal emergencies.

•

Executive Physicals. Executive officer physicals align with our wellness initiative as well as assist us in mitigating risk. These physicals reduce vacancy succession risk because they help to identify and prevent issues that would leave a role vacated unexpectedly.

Additional Components of WPX Energy’s Executive Compensation Program

In addition to establishing the pay elements described above, we have a number of policies to further the goals of the executive compensation program, particularly with respect to strengthening the alignment of NEOs’ interests with shareholder long-term interests.

Recoupment Policy

We maintain a recoupment policy to allow recovery of incentive-based compensation from executive officers in the event we are required to restate the financial statements due to fraud or intentional misconduct. The policy provides the Board discretion to determine situations where recovery of incentive pay is appropriate.

Stock Ownership Guidelines

To help ensure shareholder alignment, all NEOs must hold an equity interest in WPX Energy. The chart below shows the NEO stock ownership guidelines.

Position	Holding Requirement as a multiple of Base Pay
CEO	6
Other NEOs	3

The Compensation Committee will review the guidelines annually for competitiveness and alignment with best practice and monitors the NEOs’ progress toward compliance. Shares owned outright, including beneficial shares owned and unvested time-based RSUs are counted toward the guideline. An NEO below the holding requirement as a multiple of base pay must retain 50 percent of any equity of the Company acquired through the exercise of stock options or the vesting of time-based or performance-based RSUs, net of taxes, until the NEO’s WPX stock ownership is at or above the holding requirement. The Compensation Committee maintains discretion to modify the guidelines in special circumstances of financial hardship such as illness of the NEO or a family member.

Derivative Transactions

Our insider trading policy applies to transactions in positions or interests whose value is based on the performance or price of the common stock. Because of the inherent potential for abuse, we prohibit officers, directors and certain key employees from entering into short sales or use of equivalent derivative securities.

Accounting and Tax Treatment

We will consider the impact of accounting and tax treatment when designing all aspects of pay, but the primary driver of our program design is to support our business objectives. The tax deductibility guidelines under Internal Revenue Code Section 162(m) for performance-based compensation to executive officers is a key consideration in our overall plan design, however we maintain the flexibility to provide compensation that supports our business objectives.

Employment Agreements

We do not enter into employment agreements with the NEOs and can remove a NEO when it is in the best interest of the Company.

Termination and Severance Arrangements

The NEOs are not covered under a severance plan. However, the Compensation Committee may exercise judgment and consider the circumstances surrounding each departure and may decide a severance package is appropriate. In designing a severance package, the Compensation Committee takes into consideration the NEO’s term of employment, past accomplishments, reasons for separation from the Company and competitive market practice. The only pay or benefits an employee has a right to receive upon termination of employment are those that have already vested or which vest under the terms in place when an award was granted.

Rationale for Change in Control Agreements

While Williams employees, our NEOs were covered by change in control agreements with Williams. These agreements are no longer in effect as of the Separation Date. Prior to the spin-off, Williams’ Compensation Committee approved our change in control agreements effective January 1, 2012. Our Board of Directors approved these new agreements prior to the spin-off. Like Williams’ agreements, our change in control agreements, in conjunction with the NEOs’ RSU agreements, provide separation benefits for the NEOs. Our program includes a double trigger for benefits and equity vesting. This means there must be a change in control and the NEO’s employment must terminate prior to receiving benefits under the agreement. While a double trigger for equity is not the competitive norm of our comparator group, this practice creates security for the NEOs, but does not provide an incentive for NEOs to leave immediately after a change in control. Our agreements do not contain an excise tax gross-up provision, but instead provide a ‘best net’ provision providing NEOs with the better of their after-tax benefit capped at the safe harbor amount or their benefit paid in full subjecting them to possible excise tax payments. The program is designed to encourage the NEOs to focus on the best interests of our shareholders by alleviating their concerns about a possible detrimental impact to their compensation and benefits under a potential change in control, not to provide compensation advantages to NEOs for executing a transaction.

The Compensation Committee will review our change in control benefits periodically to ensure they are consistent with competitive practice and aligned with our compensation philosophy. As part of the review, calculations will be performed to determine the overall program costs if a change in control event were to occur and all covered NEOs were terminated as a result. An assessment of competitive norms including the reasonableness of the elements of compensation received is used to validate benefit levels for a change in control. Our Compensation Committee believes that offering a change in control program is appropriate and critical to attracting and retaining executive talent and keeping them aligned with our shareholder interests in the event of a change in control.

The following chart details the benefits received if an NEO were to be terminated or resigned for a defined good reason following a change in control as well as an analysis of those benefits as it relates to the Company, shareholders and the NEO. Please also see the “Change in Control Agreements” section below for further discussion of our change in control program.

Change in Control Benefit	What does the benefit provide to the Company and shareholders?	What does the benefit provide to the NEO?
Multiple of base pay plus annual cash incentive at target	Encourages NEOs to remain engaged and stay focused on successfully closing the transaction.	Financial security for the NEO equivalent to two years of continued employment. (Three years for our CEO.)

Accelerated vesting of stock awards	An incentive to stay during and after a change in control. If there is risk of forfeiture, NEOs may be less inclined to stay or to support the transaction.	The NEOs are kept whole, if they have a separation from service following a change in control.

Up to 18 months of medical or health coverage through COBRA	This is a minimal cost to the Company that creates a competitive benefit.	Access to health coverage.

Reimbursement of legal fees to enforce benefit	Keeps NEOs focused on the Company and not concerned about whether the acquiring Company will honor commitments after a change in control.	Security during a non-stable period of time.

Outplacement assistance	Keeps NEOs focused on supporting the transaction and less concerned about trying to secure another position.	Assists NEOs in finding a comparable executive position.

Treatment of Outstanding Williams’ Long-Term Incentive Awards upon the Spin-off

In anticipation of our spin-off, Williams’ Compensation Committee approved the adjustments to be made upon successful completion of the spin-off. As of the Separation Date, all unvested, outstanding Williams’ long-term incentives awards were converted to WPX Energy awards. The new WPX Energy awards are the same type of award with the same terms and provisions as prior to the Separation Date, but are governed by the 2011 WPX Energy Incentive Plan. Vested and unvested stock options granted after December 31, 2005 were converted from Williams stock options to WPX Energy stock options. Vested stock options granted prior to December 31, 2005 were converted from Williams stock options into both adjusted Williams stock options and WPX Energy stock options based on the spin-off distribution ratio. All adjustments were made equitably, preserving the intrinsic value, based on the value of Williams’ volume weighted average stock price before the spin-off (Pre-Spin WMB Stock Price) and both Williams and WPX Energy’s volume weighted average stock price after the spin-off (Post-Spin WMB Stock Price and Post-Spin WPX Energy Stock Price, respectively). The volume weighted average stock price, a common trading benchmark especially for pension plans, is calculated by adding up the dollars traded for every transaction (price multiplied by number of shares traded) and then dividing by the total shares traded for the day.

Unvested Performance-Based and Time-Based RSUs

WPX Energy employees holding unvested Williams RSUs received unvested WPX Energy RSUs of similar value. The Williams RSUs were cancelled.

Number of Unvested Williams RSUs	x	Pre-Spin WMB Stock Price	/	Post-Spin WPX Energy Stock Price	=	Number of Unvested WPX Energy RSUs

Below is an example of this conversion for a February 23, 2010 grant of 1,000 unvested Williams RSUs to unvested WPX Energy RSUs.

	Prior to Spin-off	After Spin-off
Number of RSUs	1,000 Unvested Williams RSUs	1,806 Unvested WPX Energy RSUs

Stock Price	Pre-Spin WMB Stock Price	Post-Spin WPX Energy Stock Price

Vesting	3 year cliff, February 23, 2013	3 year cliff, February 23, 2013

The measurement of the existing performance-based RSUs granted in 2010 and 2011 will be based on the total shareholder return of WMB and WPX stocks relative to the originally established comparator group. The value of the WPX stock included in the total shareholder return calculation will be adjusted using the spin-off distribution ratio.

All Unvested Stock Options and Vested Stock Options Granted After 2005

WPX Energy employees holding unvested Williams stock options received unvested WPX Energy stock options of similar value. The original Williams stock options were cancelled. The number of WPX Energy stock options is determined as follows:

Number of Unvested Williams Stock Options	X	(Pre-Spin WMB Stock Price	/	Post-Spin WPX Energy Stock Price)	=	Number of Unvested WPX Energy Stock Options

The resulting strike price of WPX Energy stock options is determined as follows:

Original Strike Price of Williams Stock Options	x	(Post-Spin WPX Stock Price	/	Pre-Spin WMB Stock Price)	=	Resulting Strike Price of WPX Energy Stock Options

Below is an example of this conversion for a February 23, 2010 grant of 1,000 unvested Williams stock options to unvested WPX Energy stock options.

	Prior to Spin-off	After Spin-off
Number of Stock Options	1,000 Unvested Williams Stock Option	1,806 Unvested WPX Energy Stock Options

Strike Price	$21.22 Original Williams Strike Price	$11.75 WPX Energy Strike Price

Stock Price	Pre-Spin WMB Stock Price	Post-Spin WPX Energy Stock Price

Vesting	One-third vests each year for three years	One-third vests each year for three years

Expiration Date	February 23, 2020	February 23, 2020

Vested Stock Options Granted Prior to 2006

WPX Energy employees, who at the Separation Date, held vested Williams stock options granted prior to 2006 received an allocation of both vested adjusted Williams stock options and vested WPX Energy stock options. The allocation of the new awards considered the distribution ratio of one WPX Energy share that was distributed to Williams shareholders for every three shares of Williams stock held. All adjustments were made equitably, preserving the intrinsic value, based on the value of the Pre-Spin WMB Stock Price and the values of the Post-Spin WMB Stock Price and the Post-Spin WPX Energy Stock Price.

The resulting strike price of the Williams stock options is determined as follows:

Original Strike Price of Williams Stock Options	x	(Post-Spin WMB Stock Price	/	Pre-Spin WMB Stock Price)	=	Resulting Strike Price of Williams Stock Options

The resulting strike price of WPX Energy stock options is determined as follows:

Original Strike Price of Williams Stock Options	x	(Post-Spin WPX Stock Price	/	Pre-Spin WMB Stock Price)	=	Resulting Strike Price of WPX Energy Stock Options

The adjusted number of Williams stock options is determined as follows:

Number of vested Williams Stock Options	x	Pre-Spin WMB Stock Price	/	Aggregate Post-Spin Value

The adjusted number of WPX Energy stock options is determined by using the same equation as above and multiplying the result by the spin-off distribution ratio of WPX Energy shares to Williams shares.

Below is an example of this conversion for a February 23, 2005 grant of 1,000 vested Williams stock options to vested both Williams and WPX Energy stock options.

After Spin-off
	Prior to Spin-off	Williams	WPX Energy
# of Stock Options	1,000 Vested Williams Stock Option granted prior to 2006	1,000 Vested Williams Stock Options	333 Vested WPX Energy Stock Options

Strike Price	$21.22 Original Williams Strike Price	$17.28 Adjusted Williams Strike Price	$11.75 WPX Energy Strike Price

Stock Price	Pre-Spin WMB Stock Price	Post-Spin WPX Energy Stock Price	Post-Spin WPX Energy Stock Price

Vesting	Previously vested	Previously vested

Expiration Date	February 23, 2015	February 23, 2015

Executive Compensation and Other Information

2011 Summary Compensation Table

The following table sets forth certain information with respect to the compensation of the NEOs earned during fiscal years 2011, 2010, and 2009.

Name and Principal Position(1)	Year	Salary(2)	Bonus(3)	Stock Awards(4)	Option Awards(5)	Non-Equity Incentive Plan Compensation(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(7)	All Other Compensation(8)	Total
Ralph A. Hill	2011	$505,108	$—	$1,304,947	$309,371	$538,979	$765,938	$33,743	$3,458,086
President &	2010	493,208	—	1,257,287	356,777	384,479	315,626	16,304	2,823,681
Chief Executive Officer	2009	503,654	—	1,056,319	525,969	566,473	427,867	37,786	3,118,068

Donald R. Chappel	2011	627,231	—	1,611,982	382,162	755,051	486,435	18,484	3,881,345
Former Senior Vice	2010	610,154	—	1,436,882	407,743	559,052	225,539	16,320	3,255,690
President, Chief Financial Officer and Treasurer	2009	623,077	—	1,242,734	618,783	765,047	383,380	16,320	3,649,341

Rodney J. Sailor	2011	257,448	100,000	264,736	79,714	142,253	260,751	13,832	1,118,734
Senior Vice President,
Chief Financial Officer and Treasurer

James J. Bender	2011	486,677		997,911	236,581	449,132	398,852	34,305	2,603,458
Senior Vice President and	2010	477,954		933,975	265,033	359,122	188,427	33,900	2,258,411
General Counsel	2009	488,077	—	807,773	402,209	522,119	250,679	26,647	2,497,504

Bryan K. Guderian	2011	273,096	—	272,567	82,073	155,329	308,316	15,492	1,106,873
Senior Vice President of Operations

Neal A. Buck	2011	265,347	100,000	283,728	85,435	138,074	224,660	15,452	1,112,696
Senior Vice President of
Business Development and Land

(1)	Name and Principal Position. As of December 31, 2011, Mr. Chappel no longer served as our Chief Financial Officer.

(2)	Salary. Actual salary paid may differ from the annual rate due to the number of pay periods during the year.

(3)	Bonus. Awards were made to Messrs. Sailor and Buck for the efforts to ensure a successful spin-off from Williams.

(4)	Stock Awards. Awards were granted under the terms of Williams’ 2007 Incentive Plan and include time-based and performance-based RSUs. Amounts shown are the grant date fair value of awards computed in accordance with FASB ASC Topic 718. The assumptions used to value the stock awards can be found in William’s Annual Report on Form 10-K for the year-ended December 31, 2011.

The potential maximum values of the performance-based RSUs, subject to changes in performance outcomes, are as follows:

2011 Performance-Based RSU Maximum potential
Ralph A. Hill	$1,414,253
Donald R. Chappel	1,747,008
Rodney J. Sailor	225,047
James J. Bender	1,081,499
Bryan K. Guderian	231,685
Neal A. Buck	241,186

(5)	Option Awards. Awards are granted under the terms of Williams’ 2007 Incentive Plan and include non-qualified stock options. Amounts shown are the grant date fair value of awards computed in accordance with FASB ASC Topic 718. The assumptions used to value the option awards can be found in Williams’ Annual Report on Form 10-K for the year-ended December 31, 2011.

(6)	Non-Equity Incentive Plan. Under Williams’ AIP, the maximum annual incentive pool funding for NEOs is 250 percent of target and the incentive reserve, into which certain awards were required to be deferred, was eliminated, beginning in 2009. Any existing reserve balances for the NEOs continued to be at risk and were paid after meeting the threshold performance targets. In 2009, 2010 and 2011 a portion of the respective reserve balance was paid to each NEO each year. After 2011 AIP awards no reserve balances remained.

The reserve amounts paid in 2012 as it relates to 2011 performance are as follows:

Reserve Balance
Ralph A. Hill	$36,479
Donald R. Chappel	30,052
James J. Bender	22,132

(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings. The amount shown is the aggregate change from December 31, 2010 to December 31, 2011 in the actuarial present value of the accrued benefit under the qualified pension and supplemental plan sponsored by Williams. WPX Energy does not sponsor a qualified pension and supplemental plan.

(8)	All Other Compensation. Amounts shown represent payments by Williams made on behalf of the NEOs and includes life insurance premium, a 401(k) matching contribution and perquisites (if applicable). Perquisites include financial planning services, mandated annual physical exam and personal use of the Company aircraft. The incremental cost method was used to calculate the personal use of the Company aircraft. The incremental cost calculation includes such items as fuel, maintenance, weather and airport services, pilot meals, pilot overnight expenses, aircraft telephone and catering. The amounts of perquisites for our NEOs in the aggregate amounts do not exceed $25,000 for Mr. Hill and Mr. Bender. Mr. Bender did exceed $10,000 for financial planning, incurring $15,000 in 2011.

2011 Grants of Plan Based Awards

The following table sets forth certain information with respect to the grant of stock options to acquire Williams stock, RSUs with respect to Williams stock and awards payable under Williams’ annual cash incentive program during the fiscal year 2011 to the NEOs. All information is presented as of the grant date and is not adjusted for the spin-off.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(3)	All Other Option Awards Number of Securities Underlying Options(4)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum	Threshold	Target(2)	Maximum
Ralph A. Hill	2/24/2011	$36,479	364,799	857,280					40,126	29.73	309,371
	2/24/2011				—	21,731	43,462				707,127
	2/24/2011							21,731			597,820

Donald R. Chappel	2/24/2011	30,051	500,475	1,206,110					49,567	29.73	382,162
	2/24/2011				—	26,844	53,688				873,504
	2/24/2011							26,844			738,478

Rodney J. Sailor	2/24/2011	—	135,000	337,500				5,533			152,213
	2/24/2011				—	3,458	6,916				112,523
	2/24/2011								10,339	29.73	79,714

James J. Bender	2/24/2011	22,132	339,322	848,305							457,161
	2/24/2011				—	16,618	33,236			29.73	540,750
	2/24/2011								16,618		236,581

Bryan K. Guderian	2/24/2011	—	154,212	385,529				5,697			156,724
	2/24/2011				—	3,560	7,120				115,842
	2/24/2011								10,645	29.73	82,073

Neal A. Buck	2/24/2011	—	131,733	329,333				5,930			163,134
	2/24/2011				—	3,706	7,412			29.73	120,593
	2/24/2011								11,081	29.73	85,435

(1)	Non-Equity Incentive Awards. Awards from Williams’ 2011 AIP are shown.

•

Threshold: At threshold, the 2011 AIP awards would be zero. Because the AIP reserve balance from prior years was payable in 2012 upon meeting threshold performance, the reserve balance is shown for Mr. Hill, Mr. Chappel and Mr. Bender.

•	Target: The amount shown is based upon an EVA® attainment of 100%, plus the AIP reserve balance for Mr. Hill, Mr. Chappel and Mr. Bender.

•	Maximum: The maximum amount the NEOs can receive is 250% of their AIP target, plus the AIP reserve balance for Mr. Hill, Mr. Chappel and Mr. Bender.

(2)	Represents performance-based RSUs granted under William’s 2007 Incentive Plan. Performance-based RSUs can be earned over a three-year period only if the established performance target is met and the NEO is employed on the certification date, subject to certain exceptions such as the executive’s death or disability. These shares will be distributed no earlier than the third anniversary of the grant other than due to a termination upon a change in control. If performance plan goals are exceeded, the NEO can receive up to 200% of target. If plan threshold goals are not met, the NEO’s awards are cancelled in their entirety. With the conversion at the spin-off of these unvested Performance-based RSUs to WPX Energy Performance-based RSUs, the vesting provisions remain the same.

(3)	Represents time-based RSUs granted under William’s 2007 Incentive Plan. Time-based units vest three years from the grant date of 2/24/2011 on 2/24/2014. With the conversion at the spin-off of these unvested RSUs to WPX Energy RSUs, the vesting provisions remain the same.

(4)	Represents stock options granted under William’s 2007 Incentive Plan. Stock options granted in 2011 become exercisable in three equal annual installments beginning one year after the grant date. One-third of the options vested on 2/243/2012. Another one-third will vest on 2/24/2013, with the final one-third vesting on 2/24/2014. Once vested, stock options are exercisable for a period of 10 years from the grant date. With the conversion at the spin-off of these unvested options to WPX Energy options, the vesting provisions remain the same.

2011 Outstanding Equity Awards

The following table sets forth certain information with respect to the outstanding Williams’ equity awards held by the NEOs at the end of fiscal year 2011. All information presented is not adjusted for the spin-off. Please see “Supplemental Disclosure of Post-Spin-off Outstanding Equity Awards” table below which present the awards as adjusted for the spin-off.

	Option Award						Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Stock or Other Rights That Have Not Vested (3)	Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(4)
Ralph A. Hill	2/24/2011	—	40,126		29.73	2/24/2021	2/24/2011	21,731	717,558	21,731	717,558
	2/23/2010	16,941	33,882		21.22	2/23/2020	2/23/2010	30,733	1,014,804	30,733	1,014,804
	2/23/2009	62,615	31,308		10.86	2/23/2019	2/23/2009	62,173	2,052,952	62,173	2,052,952
	2/25/2008	38,587	—		36.50	2/25/2018
	2/26/2007	43,605	—		28.30	2/26/2017

Donald R. Chappel	2/24/2011	—	49,567		29.73	2/24/2021	2/24/2011	26,844	886,389	28,844	886,389
	2/23/2010	19,361	38,722		21.22	2/23/2020	2/23/2010	35,123	1,159,761	35,123	1,159,761
	2/23/2009	73,664	36,833		10.86	2/23/2019	2/23/2009	73,145	2,415,248	73,145	2,415,248
	2/25/2008	50,772	—		36.50	2/25/2018
	2/26/2007	48,450	—		28.30	2/26/2017
	3/3/2006	41,921	—		21.67	3/3/2016
	2/25/2005	55,000	—		19.29	2/25/2015
	2/5/2004	75,000	—		9.93	2/5/2014
	4/16/2003	175,000	—		5.10	4/16/2013

Rodney A. Sailor	2/24/2011	—	10,339		29.73	2/24/2021	2/24/2011	3,458	114,183	5,533	182,700
	2/23/2010	3,866	7,734		21.22	2/23/2020	2/23/2010	4,291	141,689	6,866	226,715
	2/23/2009	11,342	5,672		10.86	2/23/2019	2/23/2009	6,684	220,706	10,695	353,149
	2/25/2008	9,139	—		36.50	2/25/2018
	2/26/2007	9,448	—		28.30	2/26/2017
	3/3/2006	8,537	—		21.67	3/3/2016
	7/19/2005	4,000	—		20.44	7/19/2015
	2/25/2005	12,000	—		19.29	2/25/2015

James J. Bender	2/24/2011	—	30,685		29.73	2/24/2021	2/24/2011	16,618	548,726	16,618	548,726
	2/23/2010	12,584	25,170		21.22	2/23/2020	2/23/2010	22,830	753,847	22,830	753,847
	2/23/2009	47,882	23,941		10.86	2/23/2019	2/23/2009	47,544	1,569,903	47,544	1,569,903
	2/25/2008	30,463	—		36.50	2/25/2018
	2/26/2007	29,070	—		28.30	2/26/2017
	3/3/2006	24,136	—		21.67	3/3/2016

Bryan K. Guderian	2/24/2011	—	10,645		29.73	2/24/2021	2/24/2011	3,560	117,551	5,697	188,115
	2/23/2010	4,419	8,839		21.22	2/23/2020	2/23/2010	4,904	161,930	7,847	259,108
	2/23/2009	2,160	4,321		10.86	2/23/2019	2/23/2009	7,639	252,240	12,223	403,603
	2/25/2008	11,862	—		36.50	2/25/2018
	2/26/2007	14,535	—		28.30	2/26/2017

Neal A Buck	2/24/2011	—	11,081		29.73	2/24/2021	2/24/2011	3,706	122,372	5,930	195,809
	2/23/2010	4,419	8,839		21.22	2/23/2020	2/23/2010	4,904	161,930	7,847	259,108
	2/23/2009	7,962	6,482		10.86	2/23/2019	2/23/2009	7,639	252,240	12,223	403,603
	2/25/2008	10,236	—		36.50	2/25/2018
	2/26/2007	14,535	—		28.30	2/26/2017
	3/3/2006	11,433	—		21.67	3/3/2016
	2/25/2005	15,000	—		19.29	2/25/2015

Stock Options

(1)	The following table reflects the vesting schedules for associated stock option grant dates for awards that had not been 100% vested as of December 30, 2011.

Grant Date	Vesting Schedule	Vesting Dates
2/24/2011	One-third vests each year for three years	2/24/2012, 2/24/2013, 2/24/2014
2/23/2010	One-third vests each year for three years	2/23/2011, 2/23/2012, 2/23/2013
2/23/2009	One-third vests each year for three years	2/23/2010, 2/23/2011, 2/23/2012

Stock Awards

(2)	The following table reflects the vesting dates for associated time-based restricted stock unit award grant dates.

Grant Date	Vesting Schedule	Vesting Dates
2/24/2011	100% vests in three years	2/24/2014
2/23/2010	100% vests in three years	2/23/2013
2/23/2009	100% vests in three years	2/23/2012

(3)	All performance-based RSUs are subject to attainment of performance targets established by the Compensation Committee. These awards will vest no earlier than the end of the performance period. The awards included on the table are outstanding as of December 30, 2011.

(4)	Values are based on a closing stock price for Williams of $33.02 on December 30, 2011.

Supplemental Disclosure of Post-Spin-off Outstanding Equity Awards

The following table sets forth certain information with respect to the outstanding WPX Energy equity awards held by the NEOs after the spin-off. The conversion of Williams equity awards upon our spin-off is described above in “Treatment of Outstanding Williams’ Long-Term Incentive Awards upon the Spin-Off” section of our Compensation Discussion and Analysis. Since Mr. Chappel was not an NEO of WPX Energy after the spin-off, he is not included in this supplemental table.

	Option Award						Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options(#) Exercisable (2)	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Expiration Date	Grant Date	Number Of Shares Or Units Of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units of Stock or Other Rights That Have Not Vested(4)	Equity Incentive Plan Award: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(5)
Ralph A. Hill	2/24/2011	—	72,490		16.46	2/24/2021	2/24/2011	39,258	713,318	39,258	713,318
	2/23/2010	30,605	61,210		11.75	2/23/2020	2/23/2010	55,521	1,008,817	55,521	1,008,817
	2/23/2009	113,118	56,560		6.02	2/23/2019	2/23/2009	112,320	2,040,854	112,320	2,040,854
	2/25/2008	69,710	—		20.21	2/25/2018		—	—	—	—
	2/26/2007	78,775	—		15.67	2/26/2017		—	—	—	—

Rodney A. Sailor	2/24/2011	—	18,678		16.46	2/24/2021	2/24/2011	9,995	181,609	6,247	113,508
	2/23/2010	6,984	13,972		11.75	2/23/2020	2/23/2010	12,403	225,363	7,752	140,854
	2/23/2009	20,490	10,247		6.02	2/23/2019	2/23/2009	19,321	351,063	12,075	219,403
	2/25/2008	16,510	—		20.21	2/25/2018		—	—	—	—
	2/26/2007	17,068	—		15.67	2/26/2017		—	—	—	—
	3/3/2006	15,422	—		12.00	3/3/2016		—	—	—	—
	7/19/2005	1,335	—		11.32	7/19/2015		—	—	—	—
	2/25/2005	4,006	—		10.68	2/25/2015		—	—	—	—

James J. Bender	2/24/2011	—	55,434		16.46	2/24/2021	2/24/2011	30,021	545,482	30,021	545,482
	2/23/2010	22,733	45,472		11.75	2/23/2020	2/23/2010	41,244	749,403	41,244	749,403
	2/23/2009	86,502	43,251		6.02	2/23/2019	2/23/2009	85,891	1,560,639	85,891	1,560,639
	2/25/2008	55,033	—		20.21	2/25/2018		—	—	—	—
	2/26/2007	52,517	—		15.67	2/26/2017		—	—	—	—
	3/3/2006	43,603	—		12.00	3/3/2016		—	—	—	—

Bryan K. Guderian	2/24/2011	—	19,230		16.46	2/24/2021	2/24/2011	10,292	187,006	6,431	116,851
	2/23/2010	7,983	15,968		11.75	2/23/2020	2/23/2010	14,176	257,578	8,859	160,968
	2/23/2009	—	11,710		6.02	2/23/2019	2/23/2009	22,081	401,212	13,800	250,746
	2/25/2008	21,429	—		20.21	2/25/2018		—	—	—	—
	2/26/2007	26,258	—		15.67	2/26/2017		—	—	—	—

Neal A Buck	2/24/2011	—	20,018		16.46	2/24/2021	2/24/2011	10,712	194,637	6,695	121,648
	2/23/2010	7,983	15,968		11.75	2/23/2020	2/23/2010	14,176	257,578	8,859	160,968
	2/23/2009	14,383	11,711		6.02	2/23/2019	2/23/2009	22,081	401,212	13,800	250,746
	2/25/2008	18,492	—		20.21	2/25/2018		—	—	—	—
	2/26/2007	26,258	—		15.67	2/26/2017		—	—	—	—
	3/3/2006	20,654	—		12.00	3/3/2016		—	—	—	—
	2/25/2005	5,007	—		10.68	2/25/2015		—	—	—	—

Stock Options

(1)	The following table reflects the vesting schedules for associated stock option grant dates for awards that had not been 100% vested as of December 30, 2011.

Grant Date	Vesting Schedule	Vesting Dates
2/23/2011	One-third vests each year for three years	2/23/2012, 2/23/2013, 2/23/2014
2/23/2010	One-third vests each year for three years	2/23/2011, 2/23/2012, 2/23/2013
2/23/2009	One-third vests each year for three years	2/23/2010, 2/23/2011, 2/23/2012

(2)	The vested Williams’ stock options were converted to both Williams adjusted stock options and WPX Energy stock options. Only the resulting WPX Energy stock options are presented in the table above.

Name	Grant Date	Number of Unexercised Williams Stock Options Exercisable	Adjusted option Exercise Price	Expiration Date
Rodney J. Sailor	7/19/2005	4,006	16.64	7/19/2015
Rodney J. Sailor	2/25/2005	12,018	15.71	2/25/2015
Neal A. Buck	2/25/2005	15,022	15.71	2/25/2015

Stock Awards

(3)	The following table reflects the vesting dates for associated time-based restricted stock unit award grant dates.

Grant Date	Vesting Schedule	Vesting Dates
2/23/2011	100% vests in three years	2/23/2014
2/23/2010	100% vests in three years	2/23/2013
2/25/2009	100% vests in three years	2/25/2012

(4)	All performance-based RSUs are subject to attainment of performance targets established by the Compensation Committee. These awards will vest no earlier than the end of the performance period. The awards included on the table are outstanding as of December 30, 2011.

The supplemental values denominated in WPX Energy in this table are slightly different than those shown in the previous table which are denominated in Williams due to the conversion methodology that used volume weighted averaged stock prices and that truncated fractional shares.

(5)	Values are based on a post-spin-off closing stock price for WPX Energy of $18.17 on December 30, 2011.

2011 Williams’ Option Exercises and Stock Vested

The following table sets forth certain information with respect to options to acquire the stock of Williams exercised by the NEO and stock that vested during fiscal year 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ralph A. Hill	70,488	$767,385	15,132	$457,894
Donald R. Chappel	—	—	19,911	602,507
Rodney J. Sailor	19,649	396,340	3,584	108,452
James J. Bender	55,000	804,157	11,946	361,486
Bryan K. Guderian	53,042	590,608	4,652	140,770
Neal A. Buck	11,132	152,272	4,014	121,464

The Compensation Committee determines pay based on a target total compensation amount. While the Compensation Committee reviews tally sheets and wealth accumulation information on each NEO, thus far, amounts realized from previous equity grants have not been a material factor when the Committee determines pay. How much compensation the NEOs actually receive was significantly impacted by the stock market performance of both Williams and the Company’s shares.

Pension Benefits

WPX Energy does not provide any qualified or nonqualified pension benefit for any NEOs or other employees.

Nonqualified Deferred Compensation

WPX Energy does not provide nonqualified deferred compensation for any NEOs or other employees.

Change in Control Agreements

Through December 31, 2011, Williams had entered into change in control agreements with certain officers, including each of our NEOs, to facilitate continuity of management if there was a change in control of Williams. The agreements between Williams and our NEOs were effective until our spin-off from Williams when our executives were no longer employees of Williams. WPX Energy entered into change in control agreements with certain officers, including each of our NEOs that were effective January 1, 2012. The provisions of WPX Energy’s agreements are described. The definitions of words in quotations are also provided below.

If during the term of a change in control agreement, a “change in control” occurs and (i) the employment of any NEO is terminated other than for “cause,” “disability,” death or a “disqualification disaggregation” or (ii) an NEO resigns for “good reason,” such NEO is entitled to the following:

WPX Energy
• Within 10 business days after the termination date:
• Accrued but unpaid base salary, accrued earned but unpaid cash incentive, accrued but unpaid paid time off and any other amounts or benefits due but not paid (lump sum payment);		✓

• On the first business day following six months after the termination date:

• Prorated annual bonus for the year of separation through the termination date (lump sum payment);		✓

•    A severance amount equal to a severance multiple times his/her base salary for the CEO and two times his/her base salary for the other NEO as of the termination date plus an annual bonus amount equal to his/her target percentage multiplied by his/her base salary in effect at the termination date as if performance goals were achieved at 100% (lump sum payment);

	Mr. Hill Other NEOs		3 times 2 times

•    Continued participation in the medical benefit plans for so long as the NEO elects coverage or 18 months from the termination, whichever is less, in the same manner and at the same cost as similarly situated active employees;

✓

• All restrictions on stock options held by the NEO will lapse, and the options will vest and become immediately exercisable;		✓

• All restricted stock will vest and will be paid out only in accordance with the terms of the respective award agreements;		✓

• Continued participation in the directors’ and officers’ liability insurance for six years or any longer known applicable statute of limitations period;		✓

• Indemnification as set forth under the Company’s bylaws; and		✓

• Outplacement benefits for six months at a cost not exceeding $25,000.		✓

Our agreements provide a ‘best net’ provision providing the NEOs with the better of their after-tax benefit capped at the safe harbor amount or their benefit paid in full subjecting them to possible excise tax payments.

If a NEO’s employment is terminated for “cause” during the period beginning upon a change in control and continuing for two years or until the termination of the agreement, whichever happens first, the NEO is entitled to accrued but unpaid base salary, accrued earned but unpaid cash incentive, accrued but unpaid paid time off and any other amounts or benefits due but not paid (lump sum payment).

Our agreements with our NEOs effective January 1, 2012 both use the following definitions:

“Cause” means an NEO’s

•	conviction of or a plea of nolo contendere to a felony or a crime involving fraud, dishonesty or moral turpitude;

•	willful or reckless material misconduct in the performance of his/her duties that has an adverse effect on WPX Energy or any of its subsidiaries or affiliates;

•	willful or reckless violation or disregard of the code of business conduct of WPX Energy or the policies of WPX Energy or its subsidiaries; or

•	habitual or gross neglect of his/her duties.

Cause generally does not include bad judgment or negligence (other than habitual neglect or gross negligence); acts or omissions made in good faith after reasonable investigation by the NEO or acts or omissions with respect to which the Board of Directors could determine that the NEO had satisfied the standards of conduct for indemnification or reimbursement under the Company’s bylaws, indemnification agreement or applicable law; or failure (despite good faith efforts) to meet performance goals, objectives or measures for a period beginning upon a change in control and continuing for two years or until the termination of the agreement, whichever happens first. An NEO’s act or failure to act (except as relates to a conviction or plea of nolo contendere described above), when done in good faith and with a reasonable belief after reasonable investigation that such action or non-action was in the best interest of the Company or its affiliate or required by law shall not be Cause if the NEO cures the action or non-action within 10 days of notice. Furthermore, no act or failure to act will be Cause if the NEO acted under the advice of the Company’s counsel or required by the legal process.

“Change in control” means:

•

Any person or group (other than an affiliate of the Company or an employee benefit plan sponsored by the Company or its affiliates) becomes a beneficial owner, as such term is defined under the Exchange Act, of 20% or more of the common stock of the Company or 20% or more of the combined voting power of all securities entitled to vote generally in the election of directors of the Company (“Voting Securities”), unless such person owned both more than 75% of common stock and Voting Securities, directly or indirectly, in substantially the same proportion immediately before such acquisition;

•

The Company’s directors as of a date of the agreement (“Existing Directors”) and directors approved after that date by at least two-thirds of the Existing Directors cease to constitute a majority of the directors of the Company;

•

Consummation of any merger, reorganization, recapitalization consolidation or similar transaction (“Reorganization Transaction”), other than a Reorganization Transaction that results in the person who was the direct or indirect owner of outstanding common stock and Voting Securities of the Company prior to the transaction becoming, immediately after the transaction, the owner of at least 65% of the then outstanding common stock and Voting Securities representing 65% of the combined voting power of the then outstanding Voting Securities of the surviving corporation in substantially the same respective proportion as that person’s ownership immediately before such Reorganization Transaction; or

•

approval by the shareholders of the Company of the sale or other disposition of all or substantially all of the consolidated assets of the Company or the complete liquidation of the company other than a transaction that would result in (i) a related party owning more than 50% of the assets that were owned by the Company immediately prior to the transaction or (ii) the persons who were the direct or indirect owners of outstanding common stock of the Company and Voting Securities prior to the transaction continuing to own, directly or indirectly, 50% or more of the assets that were owned by the Company immediately prior to the transaction.

A change in control will not occur if:

•	the NEO agrees in writing prior to an event that such an event will not be a change in control; or

•

the Company’s Board of Directors determines that a liquidation, sale or other disposition approved by the shareholders, as described in the fourth bullet above, will not occur, except to the extent termination occurred prior to such determination.

“Disability” means a physical or mental infirmity that impairs the NEO’s ability to substantially perform his/her duties for twelve months or more and for which he/she is receiving income replacement benefits from a Company plan for not less than three months.

“Disqualification disaggregation” means:

•	the termination of a NEO’s employment from the Company or an affiliate before a change in control for any reason; or

•

the termination of a NEO’s employment by a successor (during the period beginning upon a change in control and continuing for two years or until the termination of the agreement, whichever happens first), if the NEO is employed in substantially the same position and the successor has assumed the Company’s change in control agreement.

“Good reason” means, generally, a material adverse change in the NEO’s title, position or responsibilities, a reduction in the NEO’s base salary, a reduction in the NEO’s annual bonus, required relocation, a material reduction in the level of aggregate compensation or benefits not applicable to the Company’s peers, a successor company’s failure to honor the agreement or the failure of the Company’s Board of Directors to provide written notice of the act or omission constituting “cause.”

Termination Scenarios

The following table sets forth circumstances that provide for payments by WPX Energy to the NEOs following or in connection with a change in control of WPX Energy or an NEO’s termination of employment for cause, upon retirement, upon death and disability or not for cause, all while employed by WPX Energy on December 31, 2011 as of the time of the spin-off. NEOs are generally eligible to retire at the earlier of age 55 and completion of 3 years of service or age 65. Even though WPX Energy’s agreements were effective January 1, 2012 after the spin-off, the agreements between the NEO and WPX Energy are presented below as a better representation of likely future payments in the event termination of an NEO should occur.

All values are based on a hypothetical termination date of December 30, 2011 and a closing stock price for WPX Energy’ common stock of $18.17 on the last trading day of the year, December 30, 2011. The values shown are intended to provide reasonable estimates of the potential benefits the NEOs would receive upon termination. The values are based on various assumptions and may not represent the actual amount an NEO would receive. In addition to the amounts disclosed in the following table, a departing NEO would retain the amounts he/she has earned over the course of his/her employment prior to the termination event, including accrued retirement benefits and previously vested stock options and RSUs.

Name	Payment	For Cause(1)	Retirement(2)	Death & Disability(3)	Not for Cause(4)	CIC(5)(6)
Ralph A. Hill	Stock options	$—	$1,204,130	$1,204,130	$0	$1,204,130
	Stock awards	—	5,528,392	6,527,185	6,527,185	7,525,978
	Cash Severance	—				2,260,826
	Outplacement	—	—	—	—	25,000
	Health & Welfare	—	—	—	—	28,902

	Total	$—	$6,732,522	$7,731,315	$6,527,185	$11,044,836

Rodney J. Sailor	Stock options	$—	$246,140	$246,140	$0	$246,140
	Stock awards	—	851,684	1,085,600	1,085,600	1,231,799
	Cash Severance	—				1,009,362
	Outplacement	—	—	—	—	25,000
	Health & Welfare	—	—	—	—	29,262

	Total	$—	$1,097,824	$1,331,740	$1,085,600	$2,541,563

James J. Bender	Stock options	$—	$912,222	$912,222	$0	$912,222
	Stock awards	—	4,200,374	4,955,711	4,955,711	5,711,047
	Cash Severance	—				1,610,400
	Outplacement	—	—	—	—	25,000
	Health & Welfare	—	—	—	—	28,902

	Total	$—	$5,112,596	$5,867,933	$4,955,711	$8,287,571

Bryan K. Guderian	Stock options	$—	$277,675	$277,675	$0	$277,675
	Stock awards	—	963,905	1,216,510	1,216,510	1,374,360
	Cash Severance	—				1,171,500
	Outplacement	—	—	—	—	25,000
	Health & Welfare	—	—	—	—	18,470

	Total	$—	$1,241,580	$1,494,185	$1,216,510	$2,867,005

Neal A. Buck	Stock options	$—	$279,035	$279,035	$—	$279,035
	Stock awards	—	967,420	1,225,498	1,225,498	1,386,788
	Cash Severance	—				1,138,500
	Outplacement	—	—	—	—	25,000
	Health & Welfare	—	—	—	—	19,969

	Total	$—	$1,246,455	$1,504,533	$1,225,498	$2,849,292

(1)	If an NEO is terminated for cause or leaves WPX Energy voluntarily, no additional benefits will be received.

(2)	If an NEO retires from WPX Energy, then all unvested stock options will fully accelerate. A pro-rated portion of the unvested time based RSUs will accelerate and a pro-rated portion of any performance-based RSUs will vest on the original vesting date if the Compensation Committee certifies that the performance measures were met.

(3)	If an NEO dies or becomes disabled, then all unvested stock options will fully accelerate. All unvested time-based RSUs will fully accelerate, and a pro-rated portion of any performance-based RSUs will vest if the Compensation Committee certifies that the performance measures were met.

(4)	For an NEO who is involuntarily terminated who receives severance or for an NEO whose job is outsourced with no comparable internal offer, all unvested time-based RSUs will fully accelerate and a pro-rated portion of any performance-based RSUs will vest if the Compensation Committee certifies that the performance measures were met. However all unvested stock options cancel.

(5)	See “Change in Control Agreements” above.

(6)	The cash severance amounts for Messrs. Hill and Sailor have been reduced $2,239,174 and $248,638, respectively, due to the net best provision.

Please note that we make no assumptions as to the achievement of performance goals as it relates to the performance based RSUs. If an award is covered by Section 409A of the Code, lump sum payments and distributions occurring from these events will occur six months after the triggering event as required by the Code and our award agreements.

Compensation of Directors

Only non-employee directors receive director fees. Our Board of Directors was formed upon our spin-off from Williams, so no director compensation was paid to WPX Energy directors in 2011.

In 2012, the Company’s non-employee directors will receive:

•	$75,000 annual retainer in cash, paid quarterly; and

•

$185,000 in the form of Restricted Stock Awards through the WPX Energy 2011 Incentive Plan, each non-employee director annually receives a form of long-term equity compensation as approved by the Nominating and Governance Committee.

The Chair of each of the Audit, Compensation, and Nominating and Governance Committees received an additional annual cash retainer of $15,000. Our non-executive chairman will receive additional compensation of $340,000 for his services each fiscal year of which $100,000 will be in cash and $240,000 will be in the form of restricted stock awards.

Non-employee directors will typically receive their equity on the date of the annual shareholders meeting. For 2012, the directors received five-twelve’s of their annual equity grant in January 2012 after our successful spin-off from Williams, then will receive their annual equity grant in May 2012 when WPX Energy will hold the annual shareholders meeting in future years.

In the event that an individual becomes a non-employee director after an annual meeting, we have established the following procedures for compensating an individual for partial year service.

An individual who became a non-employee director…	…but before…	…will receive…	…as of…
after the annual meeting	August 1	full compensation	December 15
on or after August 1	or on December 15	pro-rated compensation	December 15
on or after December 16	the next annual meeting	pro-rated compensation	the next annual meeting date

Non-employee directors are reimbursed for expenses (including costs of travel, food, and lodging) incurred in attending Board, committee, and shareholder meetings. Directors are also reimbursed for reasonable expenses associated with other business activities, including participation in director education programs. Non-employee directors will be able to participate in matching gift programs to certain charitable organizations on the same basis as salaried employees of the Company.

Compensation Committee Interlocks and Insider Participation

On the Separation Date, our Compensation Committee was established and Messrs. Granberry, Lentz and Work were appointed members. None of these individuals has been an officer or employee of the Company or any of its subsidiaries at any time. In 2011, none of our executive officers served as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report

This section of this Amendment No. 1 on Form 10-K/A will not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 on Form 10-K/A into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under these Acts.

The Compensation Committee has reviewed and discussed with management the section above entitled “Compensation Discussion and Analysis.” Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2011.

William R. Granberry (Chairman)

Henry E. Lentz

David F. Work

ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

We maintain two compensation plans under which shares of our common stock are authorized for issuance to plan participants: our 2011 Incentive Plan and our Employee Stock Purchase Plan. Each of these plans was approved by our stockholder prior to our separation from Williams.

The following table provides information as of December 31, 2011, about outstanding options and rights under these plans and shares reserved for future issuance under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,772,757	$11.40	12,000,000

Security Ownership of Certain Beneficial Owners and Management

As of April 16, 2012, based on information known to us and filed with the SEC, there were no beneficial holders of five percent or more of our common stock. The following table sets forth certain information as of April 16, 2012, with respect to the number of shares of common stock owned by (a) each director of WPX, (b) each named executive officer of WPX, and (c) all directors and named executive officers of WPX as a group.

Name of Individual or Group	Shares of Common Stock Owned Directly or Indirectly(1)(2)	Shares Underlying Options Exercisable Within 60- Days(3)	Total	Percent of Class(4)
Kimberly S. Bowers	5,197	0	5,197	*
John A. Carrig	5,197	0	5,197	*
William R. Granberry	42,806	3,004	45,810	*
Don J. Gunther	5,197	0	5,197	*
Robert Herdman	5,197	0	5,197	*
Henry E. Lentz	5,197	0	5,197	*
George A. Lorch	114,966	0	114,966	*
William G. Lowrie	71,574	0	71,574	*
David F. Work	5,197	0	5,197	*
James R. Bender	360,659	344,851	705,510	*
Neal A. Buck	121,389	101,073	222,462	*
Donald R. Chappel	44,743	101,819	146,562	*
Bryan K. Guderian	118,603	81,770	200,373	*
Ralph A. Hill	572,221	403,535	975,756	*
Rodney J. Sailor	132,727	105,273	238,000	*
All directors and executive officers as a group (18 individuals)	1,924,044	1,443,925	3,367,969	1.7%

*	Less than 1%

(1)	Includes restricted stock units over which executive officers have no voting or investment power held under the terms of the WPX Energy, Inc. 2011 Incentive Plan as follows: Mr. Bender, 203,817; Mr. Buck, 86,419; Mr. Guderian, 86,783; Mr. Hill, 379,507; and Mr. Sailor, 104,814. Restricted stock units include both time-based and performance-based shares of common stock.

(2)	Includes restricted stock units over which directors have no voting or investment power held under the terms of the WPX Energy, Inc. 2011 Incentive Plan as follows: Mr. Granberry, 33,626; Mr. Lorch, 100,204; and Mr. Lowrie, 33,626. For Mr. Lorch, includes 4,411 shares of deferred common stock that he has the right to receive at the end of a deferral period. Mr. Lorch has no voting or investment power over these deferred shares.

(3)	The SEC deems a person to have beneficial ownership of all shares that the person has the right to acquire within sixty (60) days. The shares indicated represent stock options granted under the WPX Energy, Inc. 2011 Incentive Plan that are currently exercisable or will become exercisable within sixty (60) days of April 16, 2012. Shares subject to options cannot be voted.

(4)	Ownership percentage is reported based on 198,714,249 shares of common stock outstanding on April 16, 2012, plus, as to the holder thereof and no other person, the number of shares (if any) that the person has the right to acquire as of April 16, 2012, or within 60 days of that date.

ITEM 13:	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

In 2011, we were a party to a number of transactions with Williams, our former parent company. The following is a summary of the types and amounts of such transactions.

Transaction Description	2011 Transaction Amount
Reimbursement of Expenses of Williams
Payroll and benefits costs associated with operations employees	$132 million
General and administrative expense, including indirect employees	$140 million
Commodity Sales Contracts
Sales of natural gas for shrink replacement and fuel to Williams Partners and other Williams affiliates	$844 million
Gathering, Processing and Treating Contracts
Gathering, processing and treating services purchased from Williams Partners	$298 million
Transportation Contracts
Purchase of natural gas transportation services from Williams Partners	$44 million
Reimbursements from Williams Partners for transportation costs in connection with transportation capacity contract	$10.6 million
Derivative Contracts
Revenues from contracts with Williams Partners to hedge Williams Partners’ forecasted NGL sales and natural gas purchases	$15.8 million

Procedures for Review and Approval of Related Party Transactions

The Board has adopted policies and procedures with respect to related person transactions as part of the Audit Committee charter. Any proposed related person transaction involving a member of the Board or the Chief Executive Officer must be reviewed and approved by the full Board. The Audit Committee reviews proposed transactions with any other related persons, promoters, and certain control persons. If it is impractical to convene an Audit Committee meeting before a related person transaction occurs, the chair of the committee may review the transaction alone.

No director may participate in any review, consideration or approval of any related person transaction with respect to which such director or any of his or her immediate family members is the related person. The Audit Committee or its chair, or the Board, as the case may be, in good faith, may approve only those related person transactions that are in, or not inconsistent with, WPX’s best interests and the best interests of our stockholders. In conducting a review of whether a transaction is, or is not inconsistent with the best interest of WPX and its stockholders, the Audit Committee or its chair, or the Board, as the case may be, will consider the benefits of the transaction to the Company, the availability of other sources for comparable products or services, the terms of the transaction, the terms available to unrelated third parties and to employees generally, and the nature of the relationship between the Company and the related party, among other things. During 2011, there were no transactions that required review or approval by the Audit Committee or the full Board.

Director Independence

Our Corporate Governance Guidelines require that the Board make an annual determination regarding the independence of each of our directors. Based on an annual evaluation performed by and recommendations made by the Nominating and Governance Committee, the Board has determined that each of our current directors, other than Mr. Hill, is independent. The Board’s determination of independence took into account the “bright line” standards of the NYSE as well as the absence of any material transactions or other relationships between the Company, on the one hand, and directors, their immediate family members and other associates, on the other.

The Board determined that Alan S. Armstrong and Donald R. Chappel, individuals who served on our Board prior to our separation from Williams, were not independent, owing to their roles as executive officers of Williams.

ITEM 14:	Principal Accountant Fees and Services

Principal Accountant Fees and Services

In connection with the audit of our 2011 financial statements, Williams entered into an agreement with Ernst & Young LLP that sets forth the terms under which Ernst & Young LLP performed audit services for Williams.

The following table presents fees for professional services rendered by Ernst & Young for the audit of the financial statements of Williams for 2011 and 2010 and fees for other services rendered by Ernst & Young for those periods:

(in millions)	2011	2010
Audit Fees(1)	$16.1	$14.2
Audit-Related Fees(2)	$1.2	$1.1
Tax Fees(3)	$0.9	$0.5
Total	$18.2	$15.8

(1)	The aggregate fees billed by Ernst & Young LLP for professional services rendered in connection with the audit of Williams’ annual financial statements, the audit of internal control over financial reporting, the review of the quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $16.1 million in 2011 and $14.2 million in 2010. Of the total audit fees approximately $6.9 million in 2011 and $3.4 million in 2010 represent direct charges to WPX by Ernst & Young LLP.

(2)	The aggregate fees billed by Ernst & Young LLP for assurance and related services reasonably related to the performance of the audit of the financial statements, but not included under Audit Fees, were $1.2 million in 2011 and $1.1 million in 2010.

(3)	The aggregate fees billed by Ernst & Young LLP for tax services were $0.9 million in 2011 and $0.5 million in 2010. These fees related primarily to tax planning, tax advice and tax compliance.

In 2011 and 2010, all of Ernst & Young LLP’s fees were pre-approved by the Williams Audit Committee. Ernst & Young does not provide tax services to our directors or executive officers.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by Ernst & Young LLP.

On an ongoing basis, our management presents specific projects and categories of service to the Audit Committee to request advance approval. The Audit Committee reviews those requests and advises management if the Audit Committee approves the engagement of Ernst & Young LLP. On a periodic basis, our management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The Audit Committee may also delegate the authority to pre-approve audit and permitted non-audit services, excluding services related to the Company’s internal control over financial reporting, to a subcommittee of one or more committee members, provided that any such pre-approvals are reported at a subsequent Audit Committee meeting.

The Audit Committee’s pre-approval policy with respect to audit and non-audit services is an attachment to the Audit Committee Charter, which is available on our website at www.wpxenergy.com under “Investors” and “Corporate Governance.”

PART IV

ITEM 15:	Exhibits and Financial Statement Schedules

(a) 1 and 2.

Page
Covered by report of independent auditors:
Consolidated statement of operations for each year in the three-year period ended December 31, 2011	3
Consolidated balance sheet at December 31, 2011 and 2010	4
Consolidated statement of changes in equity for each year in the three-year period ended December 31, 2011	5
Consolidated statement of cash flows for each year in the three-year period ended December 31, 2011	6
Notes to consolidated financial statements	7
Schedule for each year in the three-year period ended December 31, 2011:
II—Valuation and qualifying accounts	117

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Not covered by report of independent auditors:
Note 19 to consolidated financial statements	53
Quarterly financial data (unaudited)	54
Supplemental oil and gas disclosures (unaudited)	55

(a) 3 and (b) Exhibits.

See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX ENERGY, INC.

By:	/s/ J. Kevin Vann
J. Kevin Vann, Chief Accounting Officer and Controller

April 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph A. Hill Ralph A. Hill	Chief Executive Officer (Principal Executive Officer)	April 20, 2012

/s/ Rodney J. Sailor Rodney J. Sailor	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	April 20, 2012

/s/ J. Kevin Vann J. Kevin Vann	Chief Accounting Officer and Controller (Principal Accounting Officer)	April 20, 2012

* William G. Lowrie	Chairman of the Board	April 20, 2012

* Kimberly S. Bowers	Director	April 20, 2012

* John A. Carrig	Director	April 20, 2012

* William R. Granberry	Director	April 20, 2012

* Don J. Gunther	Director	April 20, 2012

* Robert K. Herdman	Director	April 20, 2012

* Henry E. Lentz	Director	April 20, 2012

* George A. Lorch	Director	April 20, 2012

* David F. Work	Director	April 20, 2012

*By:	/s/ Stephen E. Brilz Stephen E. Brilz As Attorney-In-Fact

WPX Energy, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged (Credited) to Costs and Expenses	Other	Deductions	Ending Balance
	(Millions)
2011:
Allowance for doubtful accounts—accounts and notes receivable(a)	$16	$(1)	$—	$(2)	$13
Deferred tax asset valuation allowance(a)	22	—	—	(6)(f)	16
2010:
Allowance for doubtful accounts—accounts and notes receivable(a)	19	(3)	—	—	16
Deferred tax asset valuation allowance(a)	22	—	—	—	22
Price-risk management credit reserves—liabilities(b)	(3)	3(d)	—	—	—
2009:
Allowance for doubtful accounts—accounts and notes receivable(a)	25	3	—	(9)(c)	19
Deferred tax asset valuation allowance(a)	22	—	—	—	22
Price-risk management credit reserves—assets(a)	6	(3)(d)	(3)(e)	—	—
Price-risk management credit reserves—liabilities(b)	(15)	12(d)	—	—	(3)

(a)	Deducted from related assets.

(b)	Deducted from related liabilities.

(c)	Represents recoveries of balances previously written off.

(d)	Included in revenues.

(e)	Included in accumulated other comprehensive income (loss).

(f)	Deferred tax asset retained by Williams.

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1

Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams

Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

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

November 15, 2011)

10.11

WPX Energy, Inc. 2011 Incentive Plan (incorporated herein by reference to Exhibit 4.3 to WPX

Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on

December 8, 2011)

10.12	WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011)

10.13	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.14	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.15

Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and

Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.16	Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc. (incorporated herein by reference to Exhibit 23.2 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

24.1	Powers of Attorney (incorporated herein by reference to Exhibit 24.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc. (incorporated herein by reference to Exhibit 99.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

*	Filed herewith