Form 10-Q
period 2012-03-31
WPX ENERGY, INC.
filed 2012-05-04
CIK 1518832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-35322

WPX Energy, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-1836028
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Williams Center, Tulsa, Oklahoma	74172-0172
(Address of Principal Executive Offices)	(Zip Code)

855-979-2012

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

The number of shares outstanding of the registrant’s common stock at April 30, 2012 were 198,718,169.

WPX ENERGY, INC.

Certain matters contained in this report include forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. These forward-looking statements relate to anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters.

All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved gas and oil reserves;

•	Reserve potential;

•	Development drilling potential;

•	Cash flow from operations or results of operations;

•	Seasonality of our business; and

•	Natural gas, natural gas liquids (“NGLs”) and crude oil prices and demand.

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

•

Costs of, changes in, or the results of laws, government regulations (including climate change regulation and/or potential additional regulation of drilling and completion of wells), environmental liabilities, litigation and rate proceedings;

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission (“SEC”).

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

In addition to causing our actual results to differ, the factors listed above and referred to below may cause our intentions to change from those statements of intention set forth in this report. Such changes in our intentions may also cause our results to differ. We may change our intentions, at any time and without notice, based upon changes in such factors, our assumptions or otherwise.

Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, and Part II, Item 1A. Risk Factors of this Form 10-Q.

WPX Energy, Inc.

Consolidated Balance Sheet

(Unaudited)

	March 31, 2012	December 31, 2011
	(Dollars in millions, except per-share amounts)
Assets
Current assets:
Cash and cash equivalents	$362	$526
Accounts receivable, net of allowance of $13 at March 31, 2012 and December 31, 2011	414	509
Derivative assets	516	506
Inventories	61	73
Other	331	60

Total current assets	1,684	1,674
Investments	132	125
Properties and equipment (successful efforts method of accounting)	12,500	12,199
Less—accumulated depreciation, depletion and amortization	(4,211)	(3,977)

Properties and equipment, net	8,289	8,222
Derivative assets	22	10
Other noncurrent assets	142	401

Total assets	$10,269	$10,432

Liabilities and Equity
Current liabilities:
Accounts payable	$531	$702
Accrued and other current liabilities	261	186
Deferred income taxes	118	116
Derivative liabilities	152	152

Total current liabilities	1,062	1,156
Deferred income taxes	1,516	1,556
Long-term debt	1,509	1,503
Derivative liabilities	31	7
Asset retirement obligations	291	283
Other noncurrent liabilities	151	168

Contingent liabilities and commitments (Note 8)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares issued)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 198.7 million shares issued at March 31, 2012 and 197.1 million shares issued at December 31, 2011)	2	2
Additional paid-in-capital	5,449	5,457
Accumulated deficit	(43)	—
Accumulated other comprehensive income	217	219

Total stockholders’ equity	5,625	5,678
Noncontrolling interests in consolidated subsidiaries	84	81

Total equity	5,709	5,759

Total liabilities and equity	$10,269	$10,432

See accompanying notes.

WPX Energy, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three months ended March 31,
	2012	2011
	(Millions, except per share amounts)
Revenues:
Product revenues:
Natural gas sales	$357	$408
Natural gas liquid sales	93	85
Oil and condensate sales	106	52

Total product revenues	556	545
Gas management	337	408
Mark to market gains and losses and hedge ineffectiveness	14	2
Other	3	3

Total revenues	910	958
Costs and expenses:
Lease and facility operating	67	63
Gathering, processing and transportation	135	112
Taxes other than income	30	30
Gas management, including charges for unutilized pipeline capacity	355	417
Exploration	19	12
Depreciation, depletion and amortization	228	207
Impairment of costs of acquired unproved reserves	52	—
General and administrative	68	67
Other—net	5	1

Total costs and expenses	959	909

Operating income (loss)	(49)	49
Interest expense	(26)	(49)
Interest capitalized	2	4
Investment income and other	10	6

Income (loss) from continuing operations before income taxes	(63)	10
Provision (benefit) for income taxes	(25)	3

Income (loss) from continuing operations	(38)	7
Loss from discontinued operations	(2)	(8)

Net loss	(40)	(1)
Less: Net income attributable to noncontrolling interests	3	2

Net loss attributable to WPX Energy	$(43)	$(3)

Amounts attributable to WPX Energy, Inc.:
Basic and diluted earnings (loss) per common share (see Note 3):
Income (loss) from continuing operations	$(0.21)	$0.03
Loss from discontinued operations	(0.01)	(0.05)

Net loss	$(0.22)	$(0.02)

Weighted-average shares (millions)	198.1	197.1

See accompanying notes.

WPX Energy, Inc.

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,
	2012	2011
	(Millions)
Net loss attributable to WPX Energy	$(43)	$(3)

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of tax	$65	$(13)
Net reclassifications into earnings of net cash flow hedge gains, net of tax	(67)	(47)

Other comprehensive loss, net of tax	(2)	(60)

Comprehensive loss attributable to WPX Energy	$(45)	$(63)

See accompanying notes.

WPX Energy, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	WPX Energy, Inc., Stockholders					Noncontrolling Interests in Consolidated Subsidiaries(a)	Total Equity
	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(Dollars in millions)
Balance at December 31, 2011	$2	$5,457	$—	$219	$5,678	$81	$5,759

Comprehensive income (loss):
Net income (loss)	—	—	(43)	—	(43)	3	(40)
Other comprehensive loss	—	—	—	(2)	(2)	—	(2)

Comprehensive loss							(42)
Stock based compensation	—	(8)	—	—	(8)	—	(8)

Balance at March 31, 2012	$2	$5,449	$(43)	$217	$5,625	$84	$5,709

(a)	Represents the 31 percent interest in Apco Oil and Gas International Inc. owned by others.

See accompanying notes.

WPX Energy, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
	(Millions)
Operating Activities
Net loss	$(40)	$(1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	235	218
Deferred income tax provision (benefit)	(37)	(11)
Provision for impairment of properties and equipment (including certain exploration expenses)	64	24
Amortization of stock-based awards	6	—
Cash provided (used) by operating assets and liabilities:
Accounts receivable	96	6
Other current assets	(9)	—
Inventories	11	33
Margin deposits and customer margin deposit payable	(7)	(19)
Accounts payable	(80)	(18)
Accrued and other current liabilities	17	13
Changes in current and noncurrent derivative assets and liabilities	1	17
Other, including changes in other noncurrent assets and liabilities	(5)	(22)

Net cash provided by operating activities	252	240

Investing Activities
Capital expenditures (a)	(428)	(319)
Deposit received from potential buyer of Barnett Shale and Arkoma assets	31	—
Purchases of investments	(2)	(4)
Other	4	(19)

Net cash used in investing activities	(395)	(342)

Financing Activities
Proceeds from common stock	1	—
Proceeds from long-term debt	6	—
Net increase in notes payable to Williams	—	103
Net changes in Williams’ net investment	—	2
Change in cash overdrafts	(28)	—

Net cash provided by (used in) financing activities	(21)	105

Net increase (decrease) in cash and cash equivalents	(164)	3
Cash and cash equivalents at beginning of period	526	37

Cash and cash equivalents at end of period	$362	$40

(a) Increase to properties and equipment	$(369)	$(271)
Changes in related accounts payable	(59)	(48)

Capital expenditures	$(428)	$(319)

See accompanying notes.

WPX Energy, Inc.

Notes to Consolidated Financial Statements

Note 1. General, Description of Business and Basis of Presentation

General

The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 in our Annual report on Form 10-K, as amended. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011, changes in equity for the three months ended March 31, 2012 and cash flows for the three months ended March 31, 2012 and 2011.

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

Domestic includes natural gas development, production and gas management activities located in the Rocky Mountain (primarily Colorado, New Mexico, North Dakota and Wyoming) and Appalachian (Marcellus Shale) regions of the United States. We specialize in development and production from tight-sands and shale formations and coal bed methane reserves in the Piceance, San Juan, Powder River, Williston, Green River and Appalachian Basins. Associated with our commodity production are sales and marketing activities that include the management of various commodity contracts such as transportation, storage and related derivatives coupled with the sale of our commodity volumes.

International primarily consists of our ownership in Apco Oil and Gas International Inc. (“Apco”, NASDAQ listed: APAGF), an oil and gas exploration and production company with concessions primarily in Argentina.

The consolidated businesses represented herein as WPX Energy, Inc., also referred to herein as “WPX” or the “Company”, previously comprised substantially all of the exploration and production reportable segment of The Williams Companies, Inc. In these notes, WPX Energy, Inc. is at times referred to in the first person as “WPX”, “we”, “us” or “our”. The Williams Companies, Inc. and its affiliates, including Williams Partners L.P. (“WPZ”) are at times referred to collectively as “Williams”.

Separation from Williams

On February 16, 2011, Williams announced that its board of directors had approved pursuing a plan to separate Williams’ businesses into two stand-alone, publicly traded companies. As a result, WPX Energy, Inc. was formed to effect the separation. On November 30, 2011, the Board of Directors of Williams approved the spin-off of the Company. The spin-off was completed by way of a distribution on December 31, 2011.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

Basis of Presentation

These financial statements are prepared on a consolidated basis. Prior to the separation from Williams, the financial statements were derived from the financial statements and accounting records of Williams using the historical results of operations and historical basis of the assets and liabilities of the entities contributed to us.

Discontinued operations

During the first quarter of 2012, our Board of Directors approved an agreement for the sale of our holdings in the Barnett Shale and the Arkoma Basin. As these assets are (1) currently held for sale; (2) expected to be eliminated from our ongoing operations; and (3) we do not expect to have any significant continuing involvement; we have reported the results of operations and financial position of Barnett and Arkoma operations as discontinued operations. The results of operations and financial position of our Arkoma operations were reported as discontinued operations during 2011 as we initiated a formal process to pursue the divestiture of those operations in the first quarter of 2011.

Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations.

Note 2. Discontinued Operations

Summarized Results of Discontinued Operations

During the first quarter of 2012, our management signed an agreement to divest its holdings in the Barnett Shale and the Arkoma Basin for $306 million, subject to closing adjustments. The sales price is in excess of our net book value for these properties. The buyer provided $31 million in cash as a deposit at the signing of the agreement. The Barnett Shale properties include approximately 27,000 net acres, interests in 320 wells and 91 miles of pipeline. The Arkoma properties include approximately 66,000 net acres, interests in 525 wells and 115 miles of pipeline. As part of the sales agreement, we entered into certain derivative contracts on behalf of the purchaser. As of March, 31, 2012, the mark-to-market value of these derivatives was a net liability of less than $1 million.

	Three months ended March 31,
	2012	2011
	(Millions)
Revenues	$20	$30

Loss from discontinued operations before impairments and income taxes	$(2)	$(2)
Impairments	—	(11)
Benefit for income taxes	—	5

Loss from discontinued operations	$(2)	$(8)

Impairments in 2011 reflect write-downs to estimates of fair value less costs to sell the assets of our Arkoma Basin operations that were classified as held for sale as of March 31, 2011. This nonrecurring fair value measurement, which falls within Level 3 of the fair value hierarchy, utilized a probability-weighted discounted cash flow analysis that was based on internal cash flow models.

The assets of our discontinued operations are approximately 3 percent of our total assets as of March 31, 2012 and December 31, 2011, and are reported in other current assets and other noncurrent assets, respectively, on our Consolidated Balance Sheet. Liabilities of our discontinued operations are less than one percent of total liabilities for the same periods and are reported in accrued and other current liabilities and other noncurrent liabilities, respectively.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

Note 3. Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended March 31,
	2012	2011
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(41)	$5

Basic weighted-average shares	198.1	197.1

Diluted weighted-average shares	198.1	197.1

Earnings (loss) per common share from continuing operations:
Basic	$(0.21)	$0.03

Diluted	$(0.21)	$0.03

On December 31, 2011, 197.1 million shares of our common stock were distributed to Williams’ shareholders in conjunction with our spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount of common stock to be outstanding as of the beginning of each 2011 period presented in the calculation of basic and diluted weighted average shares.

For the three months ended March 31, 2012, 2.5 million weighted-average nonvested restricted stock units and 1.3 million weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc.

Note 4. Impairments and Exploration Expenses

Impairment of cost of acquired unproved reserves

As a result of continued declines in forward natural gas prices since year-end 2011, we performed an impairment assessment of our capitalized cost of acquired unproved reserves. Accordingly, we recorded a $37 million impairment of capitalized costs of acquired unproved reserves in the Powder River Basin and a $15 million impairment of capitalized costs of acquired unproved reserves in the Piceance Basin. Our impairment analyses included an assessment of discounted future cash flows, which considered information obtained from drilling, other activities and natural gas reserve quantities (See Note 9).

Exploration expenses

	Three months ended March 31,
	2012	2011
	(Millions)
Geologic and geophysical costs	$7	$2
Dry hole costs	1	—
Unproved leasehold property impairment, amortization and expiration	11	10

Total exploration expense	$19	$12

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

Note 5. Inventories

	March 31, 2012	December 31, 2011
	(Millions)
Natural gas in underground storage	$20	$34
Material, supplies and other	41	39

	$61	$73

Due to lower natural gas prices, we recognized a lower of cost or market adjustment to natural gas in underground storage of approximately $11 million at March 31, 2012. This adjustment is reflected in gas management expense on the consolidated statement of operations for the three months ended March 31, 2012.

Note 6. Debt and Banking Arrangements

In November 2011 we issued $1.5 billion in face value Senior Notes. The Notes were issued under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the offering of the Notes were approximately $1.481 billion after deducting the initial purchasers’ discounts and our offering expenses. We retained $500 million of the net proceeds from the issuance of the Notes and distributed the remainder of the net proceeds from the issuance of the Notes, approximately $981 million, to Williams.

As part of the new issuance, we entered into a registration rights agreement whereby we agreed to offer to exchange the notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, within 180 days from closing, to use commercially reasonable efforts to cause the registration statement to be declared effective within 270 days after closing and to consummate the exchange offer within 30 business days after such effective date. We are required to provide a shelf registration statement to cover resales of the notes under certain circumstances. If we fail to fulfill these obligations, additional interest will accrue on the affected securities until we have successfully registered the securities. On April 24, 2012, we filed a registration statement, however, the registration statement is not yet effective.

During 2011 we entered into a new $1.5 billion five-year senior unsecured revolving credit facility agreement (the “Credit Facility Agreement”). Under the terms of the Credit Facility Agreement and subject to certain requirements, we may request an increase in the commitments of up to an additional $300 million by either commitments from new lenders or increased commitments from existing lenders. At March 31, 2012 there was no outstanding balance under the Credit Facility Agreement.

Letters of Credit

In addition to the Notes and Credit Facility Agreement, WPX has entered into three bilateral, uncommitted letter of credit (“LC”) agreements. These LC agreements provide WPX the ability to meet various contractual requirements and incorporate terms similar to those found in the Credit Facility Agreement. At March 31, 2012 a total of $278 million in letters of credit have been issued.

Other

Apco has a loan agreement with a financial institution for a $10 million bank line of credit. This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business and incur additional debt. As of March 31, 2012, Apco has borrowed $8 million under this banking agreement.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

Note 7. Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes from continuing operations includes:

	Three months ended March 31,
	2012	2011
	(Millions)
Provision (benefit):
Current:
Federal	$10	$6
State	—	1
Foreign	3	2

	13	9

Deferred:
Federal	(35)	(5)
State	(3)	(1)

	(38)	(6)

Total provision (benefit)	$(25)	$3

The effective income tax rate on the total benefit for the three months ended March 31, 2012, is greater than the federal statutory rate due primarily to state income taxes and an adjustment to the minimum tax credit that was allocated to us by Williams as part of the spin-off, partially offset by taxes on foreign operations.

The effective income tax rate on the total provision for the three months ended March 31, 2011, is less than the federal statutory rate due primarily to taxes on foreign operations, partially offset by state income taxes.

As of March 31, 2012, the amount of unrecognized tax benefits is insignificant. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position associated with a domestic or international matter will result in a significant increase or decrease of our unrecognized tax benefit.

Note 8. Contingent Liabilities

Royalty litigation

In September 2006, royalty interest owners in Garfield County, Colorado, filed a class action suit in District Court, Garfield County, Colorado, alleging we improperly calculated oil and gas royalty payments, failed to account for proceeds received from the sale of natural gas and extracted products, improperly charged certain expenses and failed to refund amounts withheld in excess of ad valorem tax obligations. Plaintiffs sought to certify a class of royalty interest owners, recover underpayment of royalties and obtain corrected payments resulting from calculation errors. We entered into a final partial settlement agreement. The partial settlement agreement defined the class for certification resolved claims relating to past calculation of royalty and overriding royalty payments, established certain rules to govern future royalty and overriding royalty payments, resolved claims related to past withholding for ad valorem tax payments, established a procedure for refunds of any such excess withholding in the future, and reserved two claims for court resolution. We have prevailed at the trial court and all levels of appeal on the first reserved claim regarding whether we are allowed to deduct mainline pipeline transportation costs pursuant to certain lease agreements. The remaining claim is whether we are required to have proportionately increased the value of natural gas by transporting that gas on mainline transmission lines and, if required, whether we did so and are entitled to deduct a proportionate share of

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

transportation costs in calculating royalty payments. We anticipate litigating the second reserved claim in 2013. We believe our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and Colorado law. At this time, the plaintiffs have not provided us a sufficient framework to calculate an estimated range of exposure related to their claims.

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

Other producers have been in litigation with a federal regulatory agency and discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we have monitored them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in other states though such guidelines are expected in the future. However, the timing of any such guidance is uncertain. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments, and the effect could be material to our results of operations. Interpretive guidelines on the applicability of certain deductions in the calculation of federal royalties are extremely complex and may vary based upon the ONRR’s assessment of the configuration of processing, treating and transportation operations supporting each federal lease. Correspondence in 2009 with the ONRR’s predecessor did not take issue with our calculation regarding the Piceance Basin assumptions, which we believe have been consistent with the requirements. From January 2004 through December 2011, our deductions used in the calculation of the royalty payments in states other than New Mexico associated with conventional gas production total approximately $74 million.

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

Environmental matters

The Environmental Protection Agency (“EPA”) and various state regulatory agencies routinely promulgate and propose new rules, and issue updated guidance to existing rules. These new rules and rulemakings include, but are not limited to, rules for reciprocating internal combustion engine maximum achievable control technology, new air quality standards for ground level ozone, one hour nitrogen dioxide emission limits, and hydraulic fracturing and water standards. We are unable to estimate the costs of asset additions or modifications

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

necessary to comply with these new regulations due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.

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

California energy crisis

Our former power business was engaged in power marketing in various geographic areas, including California. Prices charged for power by us and other traders and generators in California and other western states in 2000 and 2001 were challenged in various proceedings, including those before the Federal Energy Regulatory Commission (“FERC”). We have entered into settlements with the State of California (State Settlement), major California utilities (“Utilities Settlement”), and others that substantially resolved each of these issues with these parties.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

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

At March 31, 2012, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.

In connection with the separation from Williams, we have agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.

Summary

As of March 31, 2012 and December 31, 2011, the Company had accrued approximately $19 million and $23 million, respectively, for loss contingencies associated with royalty litigation, reporting of natural gas information to trade publications and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.

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

Note 9. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis.

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$33	$501	$4	$538	$55	$454	$7	$516
Energy derivative liabilities	$23	$155	$5	$183	$41	$112	$6	$159

Energy derivatives include commodity based exchange-traded contracts and over-the-counter (“OTC”) contracts. Exchange-traded contracts include futures, swaps and options. OTC contracts include forwards, swaps, options and swaptions.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

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

Forward, swap and option contracts included in Level 2 are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of our production, are structured as costless collars or as swaptions and are financially settled. All of our financial options are valued using an industry standard Black-Scholes option pricing model. In connection with several crude oil swaps entered into, we granted crude oil swaptions to the swap counterparties in exchange for receiving premium hedged prices on the crude oil swaps. These swaptions grant the counterparty the option to enter into future swaps with us. Significant inputs into our Level 2 valuations include commodity prices, implied volatility by location and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short with more than 99 percent of the net fair value of our derivatives portfolio expiring in the next 12 months. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.

Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at March 31, 2012, consist primarily of natural gas index transactions that are used to manage our physical requirements.

Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the periods ended March 31, 2012 and 2011. During the period ended March 31, 2011, certain NGL swaps that originated during the first quarter of 2011 were transferred from Level 3 to Level 2. Prior to March 31, 2011, these swaps were considered Level 3 due to a lack of observable third-party market quotes. Due to an increase in exchange-traded transactions and greater visibility from OTC trading, we transferred these instruments to Level 2.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

The following table presents a reconciliation of changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.

Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Three months ended March 31,
	2012 Net Energy Derivatives	2011 Net Energy Derivatives
	(Millions)
Beginning balance	$1	$1
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	1	5
Settlements	(3)	(2)
Transfers out of Level 3	—	(3)

Ending balance	$(1)	$1

Unrealized gains included in income (loss) from continuing operations relating to instruments still held at March 31	$(1)	$3

Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues in our Consolidated Statement of Operations.

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Total losses for the three months ended March 31,
	2012		2011
	(Millions)
Impairments:
Costs of acquired unproved reserves (see Note 4)	$52	(a)	$—

(a)	Due to significant declines in forward natural gas prices, we assessed the carrying value of our natural gas costs of acquired unproved reserves for impairments. Our assessment utilized estimates of future cash flows including potential disposition proceeds. Significant judgments and assumptions in these assessments include estimates of natural gas reserve quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs and an applicable discount rate commensurate with risk of the underlying cash flow estimates.

•

$37 million of the impairment charge related to acquired unproved reserves in the Powder River Basin. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, expectation for market participant drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 13 percent and 15 percent for probable and possible reserves, respectively.

•

$15 million of the impairment charge related to acquired unproved reserves in the Piceance Basin. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, expectation for market participant drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 13 percent and 15 percent for probable and possible reserves, respectively.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

Note 10. Financial Instruments, Derivatives, Guarantees and Concentration of Credit Risk

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

Energy derivatives: Energy derivatives include futures, forwards, swaps, options and swaptions. These are carried at fair value in the Consolidated Balance Sheet. See Note 9 for a discussion of valuation of energy derivatives.

Carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2012		December 31, 2011
Asset (Liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Cash and cash equivalents	$362	$362	$526	$526
Restricted cash (current and noncurrent)	29	29	29	29
Other	—	—	(7)	(7)
Long-term debt (a)	1,508	1,501	1,502	1,523
Net energy derivatives:
Energy commodity cash flow hedges	343	343	347	347
Other energy derivatives	12	12	10	10

(a)	Excludes capital leases.

Energy Commodity Derivatives

Risk Management Activities

We are exposed to market risk from changes in energy commodity prices within our operations. We utilize derivatives to manage exposure to the variability in expected future cash flows from forecasted sales of natural gas, natural gas liquids and crude oil attributable to commodity price risk. Certain of these derivatives utilized for risk management purposes have been designated as cash flow hedges, while other derivatives have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging our future cash flows on an economic basis.

We produce, buy and sell natural gas, natural gas liquids and crude oil at different locations throughout the United States. To reduce exposure to a decrease in revenues from fluctuations in commodity market prices, we enter into futures contracts, swap agreements and financial option contracts to mitigate the price risk on forecasted sales of natural gas, natural gas liquids and crude oil. We have also entered into basis swap agreements to reduce the locational price risk associated with our natural gas producing basins. Those agreements and contracts designated as cash flow hedges are expected to be highly effective in offsetting cash flows attributable to the hedged risk during the term of the hedge. However, ineffectiveness may be recognized

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

primarily as a result of locational differences between the hedging derivative and the hedged item. Our financial option contracts are purchased options, a combination of options that comprise a net purchased option or a zero-cost collar or swaptions. Our designation of the hedging relationship and method of assessing effectiveness for these option contracts are generally such that the hedging relationship is considered perfectly effective and no ineffectiveness is recognized in earnings.

The following table sets forth the derivative volumes designated as hedges of production volumes as of March 31, 2012:

Commodity	Period	Contract Type	Location	Notional Volume (BBtu/day)	Weighted Average Price ($/MMBtu)
Natural Gas	Apr – Dec 2012	Location Swaps	Rockies	135	$4.76
Natural Gas	Apr – Dec 2012	Location Swaps	San Juan	110	$4.94
Natural Gas	Apr – Dec 2012	Location Swaps	MidCon	65	$4.74
Natural Gas	Apr – Dec 2012	Location Swaps	SoCal	33	$5.14
Natural Gas	Apr – Dec 2012	Location Swaps	Northeast	143	$5.54
Natural Gas	2013	Location Swaps	Northeast	5	$6.48

Commodity	Period	Contract Type	Location	Notional Volume (Bbls/day)	Weighted Average Price ($/Bbl)
Crude Oil	Apr – Dec 2012	Business Day Avg Swaps	WTI	7,556	$97.56

The following table sets forth the derivative volumes not designated as hedges of production volumes as of March 31, 2012:

Commodity	Period	Contract Type	Location	Notional Volume (BBtu/day)	Weighted Average Price ($/MMBtu)
Natural Gas	Apr – Dec 2012	Location Swaps	MidCon	23	$4.80

Commodity	Period	Contract Type	Location	Notional Volume (Bbls/day)	Weighted Average Price ($/Bbl)
Crude Oil	Apr – Dec 2012	Business Day Avg Swaps	WTI	331	$108.00
Crude Oil	Apr – Dec 2012	Swaption	WTI	778	$108.00
Crude Oil	Apr – Dec 2012	Costless Collar	WTI	2,000	$85.00/$106.30
Crude Oil	2013	Business Day Avg Swaps	WTI	6,000	$97.28

Commodity	Period	Contract Type	Location	Notional Volume (Bbls/day)	Weighted Average Price ($Bbl)
Natural Gas Liquids	Apr – Dec 2012	Swaps	Mont Belvieu	4,000	$50.74

We also enter into forward contracts to buy and sell natural gas to maximize the economic value of transportation agreements and storage capacity agreements. To reduce exposure to a decrease in margins from fluctuations in natural gas market prices, we may enter into futures contracts, swap agreements and financial option contracts to mitigate the price risk associated with these contracts. Derivatives for transportation and storage contracts have not been designated as hedging instruments, despite economically hedging the expected cash flows generated by those agreements.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

We also enter into energy commodity derivatives for other than risk management purposes, including managing certain remaining legacy natural gas contracts and positions from our former power business and providing services to third parties and affiliated entities. These legacy natural gas contracts include substantially offsetting positions and have had an insignificant net impact on earnings.

The following table depicts the notional amounts of the net long (short) positions which do not represent hedges of our production in our commodity derivatives portfolio as of March 31, 2012. Natural gas is presented in millions of British Thermal Units (“MMBtu”). All of the Central hub risk realizes by March 31, 2013 and 83% of the basis risk realizes by 2013. The net index position includes contracts for the future sale of physical natural gas related to our production. Offsetting these sales are contracts for the future production of physical natural gas related to WPZ’s natural gas shrink requirements. These contracts result in minimal commodity price risk exposure and have a value of less than $1 million at March 31, 2012.

Derivative Notional Volumes	Unit of Measure	Central Hub Risk (a)	Basis Risk (b)	Index Risk (c)
Not Designated as Hedging Instruments
Risk Management	MMBtu	(14,137,000)	(11,588,310)	(59,196,902)
Other	MMBtu	50,000	(1,070,000)

(a)	Includes physical and financial derivative transactions that settle against the Henry Hub price.
(b)	Includes physical and financial derivative transactions priced off the difference in value between the Central Hub and another specific delivery point.
(c)	Includes physical derivative transactions at an unknown future price, including purchases of 45,114,058 MMBtu primarily on behalf of WPZ and sales of 104,310,960 MMBtu.

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

	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Designated as hedging instruments	$363	$20	$360	$13
Not designated as hedging instruments:
Legacy natural gas contracts from former power business	117	117	93	92
All other	58	46	63	54

Total derivatives not designated as hedging instruments	175	163	156	146

Total derivatives	$538	$183	$516	$159

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in accumulated other comprehensive income (“AOCI”) or revenues.

	Three months ended March 31,
	2012	2011	Classification
	(Millions)
Net gain (loss) recognized in other comprehensive income (loss) (effective portion)	$102	$(20)	AOCI
Net gain reclassified from accumulated other comprehensive income (loss) into income (effective portion) (a)	$106	$75	Revenues
Loss recognized in income (ineffective portion)	$(1)	$(1)	Revenues

(a)	Gains reclassified from accumulated other comprehensive income (loss) primarily represent realized gains associated with our production reflected in natural gas sales and oil and condensate sales.

There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness.

The following table presents pre-tax gains and losses for our energy commodity derivatives not designated as hedging instruments.

	Three months ended March 31,
	2012	2011
	(Millions)
Revenues	$14	$3
Expenses	—	—

Net gain	$14	$3

The cash flow impact of our derivative activities is presented in the Consolidated Statement of Cash Flows as changes in current and noncurrent derivative assets and liabilities.

Credit-risk-related features

Certain of our derivative contracts contain credit-risk-related provisions that would require us, under certain events, to post additional collateral in support of our net derivative liability positions. These credit-risk-related provisions require us to post collateral in the form of cash or letters of credit when our net liability positions exceed an established credit threshold. The credit thresholds are typically based on our senior unsecured debt ratings from Standard and Poor’s and/or Moody’s Investment Services. Under these contracts, a credit ratings decline would lower our credit thresholds, thus requiring us to post additional collateral. We also have contracts that contain adequate assurance provisions giving the counterparty the right to request collateral in an amount that corresponds to the outstanding net liability.

As of March 31, 2012, we had a net derivative liability position of $31 million, which includes a liability credit reserve for our own nonperformance risk of less than $1 million. The collateral that we would be required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts were triggered, was $15 million.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

Cash flow hedges

Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. During March 2012, approximately $15 million of unrealized gains were recognized into earnings in 2012 for hedge transactions where the underlying transactions were no longer probable of occurring due to the sale of our Barnett Shale properties. The $15 million gain is included in mark to market gains and losses and hedge ineffectiveness on the consolidated statement of operations for the three months ended March 31, 2012. As of March 31, 2012, we have hedged portions of future cash flows associated with anticipated energy commodity purchases and sales for up to twelve months. Based on recorded values at March 31, 2012, $218 million of net gains (net of income tax provision of $126 million) will be reclassified into earnings within the next year. These recorded values are based on market prices of the commodities as of March 31, 2012. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next year will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

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

We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2012 and 2011 we did not incur any significant losses due to counterparty bankruptcy filings.

The gross credit exposure from our derivative contracts as of March 31, 2012, is summarized as follows.

Counterparty Type	Investment Grade (a)	Total
	(Millions)
Gas and electric utilities and integrated oil and gas companies	$1	$1
Energy marketers and traders	—	78
Financial institutions	459	459

	$460	538

Credit reserves		—

Gross credit exposure from derivatives		$538

(a)	We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(continued)

We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts. The net credit exposure from our derivatives as of March 31, 2012, excluding collateral support discussed below, is summarized as follows.

Counterparty Type	Investment Grade (a)	Total
	(Millions)
Gas and electric utilities	$—	$—
Energy marketers and traders	—	2
Financial institutions	384	384

	$384	386

Credit reserves		—

Net credit exposure from derivatives		$386

(a)	We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

Our eight largest net counterparty positions represent approximately 99 percent of our net credit exposure from derivatives and are all with investment grade counterparties. Under our new marginless hedging agreements with key banks, we nor the participating financial institutions are required to provide collateral support related to hedging activities.

At March 31, 2012, we did not hold collateral support, either in the form of cash or letters of credit, related to our other derivative positions.

Note 11. Segment Disclosures

Our reporting segments are domestic and international (See Note 1).

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

Performance Measurement

We evaluate performance based upon segment revenues and segment operating income (loss). There are no intersegment sales between domestic and international.

The following tables reflect the reconciliation of segment revenues and segment operating income (loss) to revenues and operating income (loss) as reported in the Consolidated Statement of Operations.

For the three months ended March 31, 2012	Domestic	International	Total
		(Millions)
Total revenues	$879	$31	$910

Costs and expenses:
Lease and facility operating	$61	$6	$67
Gathering, processing and transportation	135	—	135
Taxes other than income	25	5	30
Gas management, including charges for unutilized pipeline capacity	355	—	355
Exploration	14	5	19
Depreciation, depletion and amortization	222	6	228
Impairment of costs of acquired unproved reserves	52	—	52
General and administrative	65	3	68
Other—net	5	—	5

Total costs and expenses	$934	$25	$959

Operating income (loss)	$(55)	$6	$(49)
Interest expense	(26)	—	(26)
Interest capitalized	2	—	2
Investment income and other	2	8	10

Income (loss) from continuing operations before income taxes	$(77)	$14	$(63)

For the three months ended March 31, 2011

Total revenues	$934	$24	$958

Costs and expenses:
Lease and facility operating	$58	$5	$63
Gathering, processing and transportation	112	—	112
Taxes other than income	27	3	30
Gas management, including charges for unutilized pipeline capacity	417	—	417
Exploration	11	1	12
Depreciation, depletion and amortization	202	5	207
General and administrative	64	3	67
Other—net	—	1	1

Total costs and expenses	$891	$18	$909

Operating income	$43	$6	$49
Interest expense	(49)	—	(49)
Interest capitalized	4	—	4
Investment income and other	1	5	6

Income (loss) from continuing operations before income taxes	$(1)	$11	$10

Total assets
Total assets as of March 31, 2012	$9,957	$312	$10,269

Total assets as of December 31, 2011	$10,144	$288	$10,432

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with the selected historical consolidated financial data and the consolidated financial statements and the related notes included in Part I, Item 1 in this Form 10-Q. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Risk Factors” and “Forward-Looking Statements.”

Overview

The following table presents our production volumes and financial highlights for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Production Sales Data: (a)
Domestic natural gas (MMcf)	101,346	92,473
Domestic NGLs (MBbls)	2,746	2,425
Domestic oil (MBbls)	948	384
Domestic combined equivalent volumes (MMcfe) (b)	123,511	109,331
Domestic per day combined equivalent volumes (MMcfe/d)	1,357	1,215
Domestic combined equivalent volumes (MBoe)	20,585	18,222
International combined equivalent volumes (MMcfe) (b)(c)	5,052	4,926
Financial Data (millions):
Total domestic revenues	$879	$934
Total international revenues	$31	$24
Consolidated operating income (loss)	$(49)	$49
Consolidated capital expenditures	$428	$319

(a)	Excludes production from our Arkoma Basin and Barnett Shale operations which are classified as discontinued operations and comprise approximately 5 percent of our total production.
(b)	Oil and NGLs were converted to MMcfe using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.
(c)	Includes approximately 69 percent of Apco’s production (which corresponds to our ownership interest in Apco) and other minor directly held interests.

Our 2012 results continue to be impacted by natural gas prices that continue to decline relative to first-quarter 2011. Also, as a result of declines in forward natural gas prices during first quarter 2012, we recorded impairments of costs of acquired unproved reserves in the Powder River and Piceance Basins of approximately $37 million and $15 million, respectively. Partially offsetting the impact of these declining natural gas prices and impairments is the increased oil and natural gas liquids production. We expect to continue oil and natural gas production increases period-over-period throughout 2012.

As noted in our Form 10-K with regards to potential impairment of our producing assets, we estimated that approximately eight percent could be at risk for impairment if forward prices across all future periods declined by approximately 12 percent to 15 percent, on average, as compared to the forward prices at December 31, 2011. A substantial portion of the remaining carrying value of these other assets could be at risk for impairment if forward prices across all future periods decline by at least 24 percent, on average, as compared to the prices at December 31, 2011. Through March 31, 2012, forward natural gas prices have continued to decline from December 31,

2011 and averaged nine percent over all periods with a decline greater than 20 percent in 2012. While the prices have not declined to a level to trigger an impairment of our producing properties, we estimate that an additional five to six percent decline in the forward prices could result in impairment charges on approximately 12 percent of our producing assets. If forward prices were to decline an additional 18 percent on average across all periods, a substantial portion of the remaining carrying value of the remaining producing assets could be at risk for impairment.

Outlook

Although we are experiencing low natural gas prices, we believe we are well positioned to execute our business strategy of finding and developing reserves and producing natural gas, NGLs and oil at costs that will generate an attractive rate of return on our consolidated incremental development investments. Our focus for the remainder of 2012 is to continue to develop our natural gas portfolio to maintain current natural gas production levels, including the associated leasehold acreage, and grow our oil and natural gas liquids production. At current commodity pricing levels, we are focused on continuing to develop a more balanced reserve and production portfolio that will include a larger portion of oil and NGLs reserves than we have historically maintained. With lower natural gas prices, we will continue to maintain our focus on drilling strategically to manage leasehold expirations and maintain our liquidity. A continued decrease in forward natural gas prices could signal a need to reduce capital spending in 2012 to maintain the liquidity and balance sheet we believe necessary to run our business.

We believe that our portfolio of reserves provides us an opportunity to continue to grow in our areas where we have oil production (Williston Basin) and high concentrations of NGLs (Piceance Basin), which we believe will generate long-term sustainable value for shareholders. If gas prices were to increase, we believe we have the operational flexibility to respond by increasing our drilling in our natural gas areas. We expect 2012 capital expenditures to be approximately $1.2 billion.

We continue to operate with a focus on increasing shareholder value and investing in our businesses in a way that enhances our competitive position by:

•	Continuing to invest in and grow our production and reserves;

•	Retaining the flexibility to make adjustments to our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities;

•	Continuing to diversify our commodity portfolio through the development of our Bakken Shale oil play position and liquids-rich basins (primarily Piceance Basin) with high concentrations of NGLs; and

•	Continuing to maintain an active economic hedging program around our commodity price risks.

Potential risks or obstacles that could impact the execution of our plan include:

•	Lower than anticipated energy commodity prices;

•	Lower than expected levels of cash flow from operations;

•	Unavailability of capital;

•	Higher capital costs of developing unconventional shale properties;

•	Counterparty credit and performance risk;

•	Decreased drilling success;

•	General economic, financial markets or industry downturn;

•	Changes in the political and regulatory environments; and

•	Increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment supplies, skilled labor or transportation.

We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we utilize master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements.

Through December 2011, we elected to designate the majority of our applicable derivative instruments as cash flow hedges. Beginning in 2012, we began entering into commodity derivative contracts that continue to serve as economic hedges but are not designated as hedges for accounting purposes as we have elected not to utilize hedge accounting on new derivatives instruments. Changes in the fair value of non-hedge derivative instruments, hereafter referred to as economic hedges, are recognized as gains or losses in the earnings of the periods in which they occur, accordingly we believe this will result in future earnings that are more volatile. Hedged derivatives recorded at March 31, 2012 that are included in accumulated other comprehensive income have been and will continue to be transferred to earnings during the same periods in which the forecasted hedged transactions are recognized.

Commodity Price Risk Management

To manage the commodity price risk and volatility of owning producing gas and oil properties, we enter into derivative contracts for a portion of our future production. For the remainder of 2012 we have the following contracts as of March 31, 2012 for our daily domestic production, shown at weighted average volumes and basin-level weighted average prices:

	Apr – Dec 2012 Natural Gas
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Location swaps—Rockies	135	$4.76
Location swaps—San Juan	110	$4.94
Location swaps—Mid-Continent	88	$4.76
Location swaps—Southern California	33	$5.14
Location swaps—Northeast	143	$5.54

	Apr – Dec 2012 Crude Oil
	Volume (Bbls/d)	Weighted Average Price ($/Bbl) Floor-Ceiling for Collars
WTI crude oil fixed-price	7,887	$97.99
WTI crude oil costless collar	2,000	$85.00 – $106.30
WTI crude oil swaption	778	$108.00

	Apr – Dec 2012 Natural Gas Liquids
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Natural Gas Liquid Swaps	4,000	$50.74

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

Domestic includes natural gas, natural gas liquids and oil development, production and gas management activities located in the Rocky Mountain (primarily Colorado, New Mexico, North Dakota and Wyoming), and Appalachian regions of the United States. Our development and production techniques specialize in production from tight-sands and shale formations as well as coal bed methane reserves in the Piceance, San Juan, Powder River, Green River, Williston and Appalachian Basins. Associated with our commodity production are sales and marketing activities that include the management of various commodity contracts such as transportation, storage, and related hedges coupled with the sale of our commodity volumes.

International primarily consists of our ownership in Apco, an oil and gas exploration and production company with concessions primarily in Argentina.

Three Month-Over-Three Month Results of Operations

Revenue Analysis

	Three months ended March 31,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Domestic revenues:
Natural gas sales	$353	$404	$(51)	(13)%
Natural gas liquid sales	92	84	8	10%
Oil and condensate sales	80	34	46	135%

Total product revenues	525	522	3	1%
Gas management	337	408	(71)	(17)%
Mark to market gains and losses and hedge ineffectiveness	14	2	12	NM
Other	3	2	1	50%

Total domestic revenues	$879	$934	$(55)	(6)%

Total international revenues	$31	$24	$7	29%

Total revenues	$910	$958	$(48)	(5)%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Revenues

Significant variances in comparative revenues reflect:

•

$51 million decrease in natural gas sales reflects a per Mcf price (including the impact of hedges) of $3.48 for the three months ended March 31, 2012 compared to $4.37 for the three months ended March 31, 2011 on production sales volumes of 101,346 MMcf and 92,473 MMcf for the three months ended March 31, 2012 and 2011, respectively. Without hedges, our natural gas price per Mcf was $2.41 compared to $3.54 for the three months ended March 31, 2012 and 2011, respectively.

•

$8 million increase in natural gas liquids sales reflects a per barrel price of $33.46 compared to $34.84 for the three months ended March 31, 2012 and 2011, respectively. Production sales volumes increased to 2,746 Mbbls from 2,425 Mbbls for the three months ended March 31, 2012 and 2011, respectively.

•

$46 million increase in oil and condensate sales reflects a per barrel price of $84.54 (including the impact of hedges) compared to $87.13 on production sales volumes of 948 Mbbls and 384 Mbbls for the three months ended March 31, 2012 and 2011 respectively.

•

A $71 million decrease in gas management revenues primarily due to a 33 percent decrease in average prices on physical natural gas sales partially offset by 24 percent higher natural gas sales volumes. We experienced a similar decrease of $62 million in related gas management costs and expenses.

•

A $12 million increase in mark-to-market gains and hedge ineffectiveness. Items in 2012 included $15 million of gains that were recognized into earnings in 2012 for hedge transactions where the underlying transactions were no longer probable of occurring due to the sale of our Barnett properties and $12 million of mark to market gains on natural gas and natural gas liquids derivatives, partially offset by $13 million of mark to market losses on crude oil derivatives due to the increase in oil prices.

International Revenues

International revenues increased primarily due to increased oil sales due to higher average oil sales prices for the three months ended March 31, 2012 compared to the same period in 2011.

Cost and operating expense and operating income (loss) analysis:

	Three months ended March 31,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$61	$58	$3	5%
Gathering, processing and transportation	135	112	23	21%
Taxes other than income	25	27	(2)	(7)%
Gas management, including charges for unutilized pipeline capacity	355	417	(62)	(15)%
Exploration	14	11	3	27%
Depreciation, depletion and amortization	222	202	20	10%
Impairment of costs of acquired unproved reserves	52	—	52	NM
General and administrative	65	64	1	2%
Other—net	5	—	5	NM

Total domestic costs and expenses	$934	$891	$43	5%

International costs and expenses:
Lease and facility operating	$6	$5	$1	20%
Taxes other than income	5	3	2	67%
Exploration	5	1	4	NM
Depreciation, depletion and amortization	6	5	1	20%
General and administrative	3	3	—	—%
Other—net	—	1	(1)	(100)%

Total international costs and expenses	$25	$18	$7	39%

Total costs and expenses	$959	$909	$50	6%

Domestic operating income (loss)	$(55)	$43	$(98)	NM

International operating income	$6	$6	$—	—%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Costs

Significant variances in comparative costs and expenses reflect:

•	Lease and facility operating expense for the three months ended March 31, 2012 averaged $0.50 per Mcfe compared to $0.52 per Mcfe for the same period in 2011.

•

$23 million increase in gathering, processing and transportation expenses primarily as a result of an increase in natural gas liquids volumes. This increase also includes a $9 million adjustment related to royalty calculations for prior periods. Our gathering, processing and transportation charges averaged $1.09 per Mcfe compared to an average of $1.02 per Mcfe for the three months ended March 31, 2012 and 2011, respectively.

•

$62 million decrease in gas management expenses, primarily due to a 34 percent decrease in average prices on physical natural gas cost of sales partially offset by a 24 percent increase in natural gas sales volumes. Also included in gas management expenses are $11 million and $10 million for the three months ended March 31, 2012 and 2011, respectively, for unutilized pipeline capacity. Gas management expenses for the period ended March 31, 2012 also includes $11 million related to lower of cost or market charges to the carrying value of natural gas inventories in storage.

•

$20 million higher depreciation, depletion and amortization expenses reflect higher production volumes. During the three months ended March 31, 2012 our depreciation, depletion and amortization averaged $1.80 per Mcfe compared to an average $1.84 per Mcfe for the same period in 2011.

•	$52 million of property impairments of cost of acquired unproved reserves for the three months ended March 31, 2012, as previously discussed.

International costs

International costs increased primarily due to increased exploration expenses related to 3-D seismic acquisition costs.

Consolidated results below operating income (loss)

	Three months ended March 31,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Consolidated operating income (loss)	$(49)	$49	$(98)	NM
Interest expense	(26)	(49)	23	(47)%
Interest capitalized	2	4	(2)	(50)%
Investment income and other	10	6	4	67%

Income (loss) from continuing operations before income taxes	(63)	10	(73)	NM
Provision (benefit) for income taxes	(25)	3	(28)	NM

Income (loss) from continuing operations	(38)	7	(45)	NM
Loss from discontinued operations	(2)	(8)	6	75%

Net loss	(40)	(1)	(39)	NM
Less: Net income attributable to noncontrolling interests	3	2	1	50%

Net loss attributable to WPX Energy	$(43)	$(3)	$(40)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Interest expense in 2012 reflects interest accrued on our senior notes, issued in November 2011. Interest expense in 2011 reflects interest associated with our unsecured notes payable with Williams. These amounts were cancelled by Williams and contributed to capital on June 30, 2011.

Our investment income results primarily from equity earnings associated with our international and domestic equity investments.

Provision (benefit) for income taxes changed favorably due to the pre-tax loss in 2012 compared to the pre-tax income in 2011. See Note 7 for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Management’s Discussion and Analysis of Financial Condition and Liquidity

Outlook

We expect our capital structure will provide us financial flexibility to meet our requirements for working capital, capital expenditures and tax and debt payments while maintaining a sufficient level of liquidity. We retained approximately $500 million of the net proceeds from the issuance of the Notes and have a $1.5 billion credit facility. These sources of liquidity along with our expected cash flows from operations should be sufficient to allow us to pursue our business strategy and goals for the remainder of 2012 and 2013.

If energy commodity prices for 2012 and 2013 continue to trend lower, as they have done during early 2012, we believe the effect on our cash flows from operations would be partially mitigated by our hedging program. In addition, we note the following assumptions for the remainder of 2012 and 2013:

•	Our capital expenditures are estimated to be approximately $1.2 billion in 2012, and are generally considered to be largely discretionary; and

•	Apco’s liquidity requirements will continue to be provided from its cash flows from operations.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Sustained reductions in energy commodity prices from the range of current expectations;

•	Lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices;

•	Higher than expected collateral obligations that may be required, including those required under new commercial agreements;

•	Significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold; and

•	Reduced access to our credit facility.

Liquidity

We plan to conservatively manage our balance sheet. Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses throughout 2012. Our internal and external sources of consolidated liquidity include cash generated from operations, cash and cash equivalents on hand and our credit facility. Additional sources of liquidity, if needed and if available, include bank financings, proceeds from the issuance of long-term debt and equity securities and proceeds from asset sales. As of March 31, 2012 we have not accessed our credit facility.

Sources (Uses) of Cash

The following table and discussion summarize our sources (uses) of cash for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
	(Millions)
Net cash provided (used) by:
Operating activities	$252	$240
Investing activities	(395)	(342)
Financing activities	(21)	105

Increase in cash and cash equivalents	$(164)	$3

Operating activities

Our net cash provided by operating activities for the three months ended March 31, 2012 increased from the same period in 2011 primarily due to net favorable changes in our operating assets and liabilities.

Investing activities

Significant transactions include expenditures for drilling and completion of $373 million and $286 million for the three months ended March 31, 2012 and 2011, respectively. Our capital expenditures for the three months ended March 31, 2012, do not reflect the decrease in our drilling activity in the first three months, however, we expect our capital expenditures for the year to be approximately $1.2 billion. Also included in 2012 is a $31 million deposit received from the buyers of the Barnett and Arkoma properties.

Financing activities

The use of cash in 2012 primarily relates to changes in our cash overdrafts. Cash provided in 2011 related to our net increase in notes payable to Williams.

Off-Balance Sheet Financing Arrangements

We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at March 31, 2012 and December 31, 2011.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2012.

Commodity Price Risk

We are exposed to the impact of fluctuations in the market price of natural gas, natural gas liquids and crude oil, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our proprietary trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted and changes in interest rates.

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

Trading

Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of $1 million at March 31, 2012 and a net liability of $4 million at December 31, 2011. The value at risk for contracts held for trading purposes was less than $1 million at both March 31, 2012 and March 31, 2011.

Nontrading

Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our natural gas purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $11 million and $14 million at March 31, 2012 and December 31, 2011 respectively.

The value at risk for derivative contracts held for nontrading purposes was $16 million at March 31, 2012, and $15 million at December 31, 2011. During the last 12 months, our value at risk for these contracts ranged from a high of $30 million to a low of $15 million. The decrease in value at risk from March 31, 2011 primarily reflects the realization of certain derivative positions and the market price impact, partially offset by new derivative contracts.

Certain of the derivative contracts held for nontrading purposes are accounted for as cash flow hedges. Of the total fair value of nontrading derivatives, cash flow hedges had a net asset value of $343 million and $347 million as of March 31, 2012 and December 31, 2011, respectively. The decrease in value is primarily due to 2012 natural gas realizations mostly offset by favorable changes due to falling prices on a net short natural gas positions. Though these contracts are included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

Item 4

Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (“Disclosure Controls”) or our internal controls over financial reporting (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.

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

First-Quarter 2012 Changes in Internal Controls

There have been no changes during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information called for by this item is provided in Note 8 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A.	Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, includes certain risk factors that could materially affect our business, financial condition or future results. Those Risk Factors have not materially changed, except as set forth below:

The Argentine government could take action with regard to our concessions before their contract terms expire.

During the first quarter of 2012, the Argentine government asserted that certain exploration and production companies operating in Argentina had not invested sufficiently to overcome Argentina’s domestic production declines, thereby leading to reduced levels of oil and natural gas production as well as reductions in oil and natural gas proved reserves. On that basis, six provinces rescinded certain of Repsol YPF S.A.’s (“YPF”) and other producers’ concessions. In addition, the federal government expropriated a majority interest in YPF, the largest oil producing company in Argentina. If the government subjectively determines that we have not sufficiently invested in our properties, they could take action with regard to our concessions before their contract terms expire.

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

#	Certain portions have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC on December 5, 2011. Omitted information has been filed separately with the SEC.

Exhibit No.	Description
10.9	First Amendment to the Credit Agreement, dated as of November 1, 2011, by and among WPX Energy, Inc., the lenders named therein, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.2 to The Williams Companies, Inc.’s Current report on Form 8-K (File No. 001-04174) filed with the SEC on November 1, 2011)

10.10	Registration Rights Agreement, dated November 14, 2011, between WPX Energy, Inc. and the initial purchasers listed therein (incorporated herein by reference to Exhibit 10.1 to The Williams Companies, Inc.’s Current report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

10.11	WPX Energy, Inc. 2011 Incentive Plan (incorporated herein by reference to Exhibit 4.3 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011)

10.12	WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011)

10.13	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.14	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.15	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.16	Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX Energy, Inc. (Registrant)

By:	/s/ J. KEVIN VANN
J. Kevin Vann Controller (Principal Accounting Officer)

Date: May 3, 2012