Form 10-Q
period 2012-09-30
WPX ENERGY, INC.
filed 2012-11-01
CIK 1518832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock at October 26, 2012 were 199,189,894.

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

WPX Energy, Inc.

Consolidated Balance Sheet

(Unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in millions, except per-share amounts)
Assets
Current assets:
Cash and cash equivalents	$240	$526
Accounts receivable, net of allowance of $10 at September 30, 2012 and $13 at December 31, 2011	385	509
Derivative assets	159	506
Inventories	71	73
Other	32	60

Total current assets	887	1,674
Investments	143	125
Properties and equipment (successful efforts method of accounting)	13,170	12,199
Less—accumulated depreciation, depletion and amortization	(4,757)	(3,977)

Properties and equipment, net	8,413	8,222
Derivative assets	9	10
Other noncurrent assets	131	401

Total assets	$9,583	$10,432

Liabilities and Equity
Current liabilities:
Accounts payable	$441	$702
Accrued and other current liabilities	170	186
Deferred income taxes	28	116
Derivative liabilities	42	152

Total current liabilities	681	1,156
Deferred income taxes	1,459	1,556
Long-term debt	1,509	1,503
Derivative liabilities	1	7
Asset retirement obligations	311	283
Other noncurrent liabilities	126	168
Contingent liabilities and commitments (Note 8)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares issued)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 199.1 million shares issued at September 30, 2012 and 197.1 million shares issued at December 31, 2011)	2	2
Additional paid-in-capital	5,465	5,457
Accumulated deficit	(117)	—
Accumulated other comprehensive income	55	219

Total stockholders’ equity	5,405	5,678
Noncontrolling interests in consolidated subsidiaries	91	81

Total equity	5,496	5,759

Total liabilities and equity	$9,583	$10,432

See accompanying notes.

WPX Energy, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions, except per-share amounts)
Revenues:
Product revenues:
Natural gas sales	$331	$440	$1,000	$1,271
Natural gas liquid sales	65	110	236	302
Oil and condensate sales	118	84	346	219

Total product revenues	514	634	1,582	1,792
Gas management	186	347	710	1,092
Net gain (loss) on derivatives not designated as hedges (Note 10)	(22)	12	63	20
Other	(1)	2	7	8

Total revenues	677	995	2,362	2,912

Costs and expenses:
Lease and facility operating	68	70	202	194
Gathering, processing and transportation	124	130	379	363
Taxes other than income	23	32	78	105
Gas management, including charges for unutilized pipeline capacity	200	359	749	1,120
Exploration	22	74	60	100
Depreciation, depletion and amortization	243	239	719	670
Impairment of costs of acquired unproved reserves (Note 4)	—	—	117	—
General and administrative	67	70	206	200
Other—net	5	(1)	8	4

Total costs and expenses	752	973	2,518	2,756

Operating income (loss)	(75)	22	(156)	156
Interest expense	(25)	—	(77)	(97)
Interest capitalized	2	—	7	8
Investment income and other	7	7	25	19

Income (loss) from continuing operations before income taxes	(91)	29	(201)	86
Provision (benefit) for income taxes	(28)	10	(71)	30

Income (loss) from continuing operations	(63)	19	(130)	56
Income (loss) from discontinued operations	2	(3)	23	(13)

Net income (loss)	(61)	16	(107)	43
Less: Net income attributable to noncontrolling interests	3	2	10	7

Net income (loss) attributable to WPX Energy	$(64)	$14	$(117)	$36

Amounts attributable to WPX Energy, Inc.:
Basic and diluted earnings (loss) per common share (Note 3):
Income (loss) from continuing operations	$(0.33)	$0.09	$(0.70)	$0.25
Income (loss) from discontinued operations	0.01	(0.02)	0.11	(0.07)

Net income (loss)	$(0.32)	$0.07	$(0.59)	$0.18

Weighted-average shares	199.1	197.1	198.7	197.1

See accompanying notes.

WPX Energy, Inc.

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions)
Net income (loss) attributable to WPX Energy	$(64)	$14	$(117)	$36

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of tax	$(12)	$133	$56	$169
Net reclassifications into earnings of net cash flow hedge gains, net of tax	(69)	(48)	(220)	(137)

Other comprehensive income (loss), net of tax	(81)	85	(164)	32

Comprehensive income (loss) attributable to WPX Energy	$(145)	$99	$(281)	$68

See accompanying notes.

WPX Energy, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	WPX Energy, Inc., Stockholders					Noncontrolling Interests in Consolidated Subsidiaries(a)	Total Equity
	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(Millions)
Balance at December 31, 2011	$2	$5,457	$—	$219	$5,678	$81	$5,759

Comprehensive income (loss):
Net income (loss)	—	—	(117)	—	(117)	10	(107)
Other comprehensive loss	—	—	—	(164)	(164)	—	(164)

Comprehensive loss							(271)
Stock based compensation	—	8	—	—	8	—	8

Balance at September 30, 2012	$2	$5,465	$(117)	$55	$5,405	$91	$5,496

(a)	Represents the 31 percent interest in Apco Oil and Gas International Inc. owned by others.

See accompanying notes.

WPX Energy, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2012	2011
	(Millions)
Operating Activities
Net income (loss)	$(107)	$43
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	727	704
Deferred income tax benefit	(90)	(6)
Provision for impairment of properties and equipment (including certain exploration expenses)	160	120
Amortization of stock-based awards	22	—
(Gain) loss on sale of assets	(42)	—
Cash provided (used) by operating assets and liabilities:
Accounts receivable	128	(39)
Inventories	2	(5)
Margin deposits and customer margin deposit payable	(5)	(25)
Other current assets	9	(10)
Accounts payable	(142)	78
Accrued and other current liabilities	(20)	31
Changes in current and noncurrent derivative assets and liabilities	(28)	7
Other, including changes in other noncurrent assets and liabilities	(25)	(10)

Net cash provided by operating activities	589	888

Investing Activities
Capital expenditures (a)	(1,165)	(1,088)
Proceeds from sale of assets	310	17
Purchases of investments	(2)	(8)
Other	3	23

Net cash used in investing activities	(854)	(1,056)

Financing Activities
Proceeds from common stock	2	—
Proceeds from long-term debt	6	—
Net increase in notes payable to Williams	—	159
Net changes in Williams’ net investment	—	33
Revolving debt facility costs	—	(8)
Other	(29)	(3)

Net cash provided by (used in) financing activities	(21)	181

Net increase (decrease) in cash and cash equivalents	(286)	13
Cash and cash equivalents at beginning of period	526	37

Cash and cash equivalents at end of period	$240	$50

(a) Increase to properties and equipment	$(1,073)	$(1,095)
Changes in related accounts payable	(92)	7

Capital expenditures	$(1,165)	$(1,088)

See accompanying notes.

WPX Energy, Inc.

Notes to Consolidated Financial Statements

Note 1. General, Description of Business and Basis of Presentation

General

The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto in Exhibit 99.1 of our Form 8-K dated May 15, 2012. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011, changes in equity for the nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012 and 2011.

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

Domestic includes natural gas, natural gas liquids and oil development and production and gas management activities located in Colorado, New Mexico, North Dakota (Bakken Shale), Pennsylvania (Marcellus Shale) and Wyoming in the United States. We specialize in development and production from tight-sands and shale formations and coal bed methane reserves in the Piceance, San Juan, Powder River, Williston (Bakken Shale), Green River and Appalachian (Marcellus Shale) Basins. Associated with our commodity production are sales and marketing activities that include the management of various commodity contracts such as transportation, storage and related derivatives coupled with the sale of our commodity volumes.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Discontinued operations

During the second quarter of 2012, we completed the sale of our holdings in the Barnett Shale and the Arkoma Basin. Beginning in the first quarter of 2012, we reported the results of operations and financial position of the Barnett Shale operations as discontinued operations for all periods presented. The results of operations and financial position of the Arkoma operations were already reported as discontinued operations beginning in 2011 as we initiated a formal process to pursue the divestiture of those operations in the first quarter of 2011 (See Note 2).

Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations.

Note 2. Discontinued Operations

Summarized Results of Discontinued Operations

During the first quarter of 2012, our management signed an agreement to divest its holdings in the Barnett Shale and the Arkoma Basin for $306 million, subject to closing adjustments. The buyer provided $31 million in cash as a deposit at the signing of the agreement. During the second quarter of 2012, the transaction closed and we received an additional $270 million before closing and transaction costs. Activity in the third quarter of 2012 represents estimates associated with the post closing settlement expected in the fourth quarter of 2012. The Barnett Shale properties included approximately 27,000 net acres, interests in 320 wells and 91 miles of pipeline. The Arkoma properties included approximately 66,000 net acres, interests in 525 wells and 115 miles of pipeline.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions)
Revenues	$(1)	$30	$25	$93

Income (loss) from discontinued operations before impairments, gain on sale and income taxes	$(1)	$—	$(2)	$(5)
Impairments	—	(5)	—	(16)
Gain on sale	4	—	39	—
(Provision) benefit for income taxes	(1)	2	(14)	8

Income (loss) from discontinued operations	$2	$(3)	$23	$(13)

Impairments in 2011 reflect write-downs to estimates of fair value less costs to sell the assets of the Arkoma Basin operations that were classified as held for sale as of September 30, 2011. This nonrecurring fair value measurement, which falls within Level 3 of the fair value hierarchy, utilized a probability-weighted discounted cash flow analysis that was based on internal cash flow models.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 3. Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(66)	$17	$(140)	$49

Basic weighted-average shares	199.1	197.1	198.7	197.1

Diluted weighted-average shares	199.1	197.1	198.7	197.1

Earnings (loss) per common share from continuing operations:
Basic	$(0.33)	$0.09	$(0.70)	$0.25

Diluted	$(0.33)	$0.09	$(0.70)	$0.25

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

For the three and nine months ended September 30, 2012, 1.7 million and 1.9 million, respectively, weighted-average nonvested restricted stock units and 0.9 million and 1.1 million, respectively, weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc.

The table below includes information related to stock options that were outstanding at September 30, 2012 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the third quarter weighted-average market price of our common shares.

September 30, 2012
Options excluded (millions)	1.8
Weighted-average exercise price of options excluded	$17.50
Exercise price range of options excluded	$15.67 - $20.97
Third quarter weighted-average market price	$15.56

Note 4. Impairments and Exploration Expenses

Impairment of cost of acquired unproved reserves

As a result of declines in forward natural gas prices during the first half of 2012 as compared to forward natural gas prices as of December 31, 2011, we performed impairment assessments of our capitalized cost of acquired unproved reserves during first and second quarter 2012. Accordingly, we recorded $52 million and $65 million in impairments of capitalized costs of acquired unproved reserves primarily in the Powder River Basin in the first and second quarters, respectively. Our impairment analyses included an assessment of discounted future cash flows, which considered information obtained from drilling, other activities and natural gas reserve quantities (See Note 9).

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Exploration Expenses

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions)
Geologic and geophysical costs	$5	$1	$17	$4
Dry hole costs	2	11	3	13
Unproved leasehold property impairment, amortization and expiration	15	62	40	83

Total exploration expense	$22	$74	$60	$100

Dry hole costs in 2011 reflect an $11 million dry hole expense in connection with a Marcellus Shale well in Columbia County, Pennsylvania.

Unproved leasehold impairment, amortization and expiration in 2011 includes a $50 million write-off of leasehold costs associated with certain portions of our Columbia County, Pennsylvania acreage that we did not plan to develop.

Note 5. Inventories

	September 30, 2012	December 31, 2011
	(Millions)
Natural gas in underground storage	$24	$34
Material, supplies and other	47	39

	$71	$73

During the first quarter of 2012, we recognized a lower of cost or market adjustment to natural gas in underground storage of approximately $11 million. This adjustment is reflected in gas management expense on the Consolidated Statement of Operations for the nine months ended September 30, 2012.

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

During 2011, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility agreement (the “Credit Facility Agreement”). Under the terms of the Credit Facility Agreement and subject to certain requirements, we may request an increase in the commitments of up to an additional $300 million by either commitments from new lenders or increased commitments from existing lenders. At September 30, 2012, there were no amounts outstanding under the Credit Facility Agreement.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Letters of Credit

In addition to the Notes and Credit Facility Agreement, WPX has entered into three bilateral, uncommitted letter of credit (“LC”) agreements. These LC agreements provide WPX the ability to meet various contractual requirements and incorporate terms similar to those found in the Credit Facility Agreement. At September 30, 2012, a total of $259 million in letters of credit have been issued.

Other

Apco has a loan agreement with a financial institution for a $10 million bank line of credit. The funds could be borrowed during a one year period which ended March 2012. As of September 30, 2012, Apco has $8 million outstanding under this banking agreement. Principal amounts will be repaid in installments through 2016. This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business and incur additional debt.

Note 7. Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes from continuing operations includes:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions)
Current:
Federal	$3	$(10)	$22	$21
State	—	(1)	—	2
Foreign	4	3	12	8

	7	(8)	34	31
Deferred:
Federal	(30)	17	(96)	—
State	(5)	1	(9)	(1)
Foreign	—	—	—	—

	(35)	18	(105)	(1)

Total provision (benefit)	$(28)	$10	$(71)	$30

The effective income tax rate of the total benefit for the three months ended September 30, 2012, is less than the federal statutory rate due primarily to taxes on foreign operations and a reduction of the minimum tax credit that was allocated to us by Williams as part of the spin-off, partially offset by state income taxes.

The effective income tax rate of the total provision for the three months ended September 30, 2011, is greater than the federal statutory rate due primarily to taxes on foreign operations, partially offset by state income taxes.

The effective income tax rate of the total benefit for the nine months ended September 30, 2012, approximates the federal statutory rate due primarily to state income taxes offset by taxes on foreign operations and a reduction of the minimum tax credit that was allocated to us by Williams as part of the spin-off.

The effective income tax rate of the total provision for the nine months ended September 30, 2011, approximates the federal statutory rate due primarily to state income taxes, partially offset by taxes on foreign operations.

As of September 30, 2012, the amount of unrecognized tax benefits is insignificant. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position associated with a domestic or international matter will result in a significant increase or decrease of our unrecognized tax benefit.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 8. Contingent Liabilities

Royalty litigation

In September 2006, royalty interest owners in Garfield County, Colorado, filed a class action suit in District Court, Garfield County, Colorado, alleging we improperly calculated oil and gas royalty payments, failed to account for proceeds received from the sale of natural gas and extracted products, improperly charged certain expenses and failed to refund amounts withheld in excess of ad valorem tax obligations. Plaintiffs sought to certify a class of royalty interest owners, recover underpayment of royalties and obtain corrected payments resulting from calculation errors. We entered into a final, partial settlement agreement. The partial settlement agreement defined the class for certification, resolved claims relating to past calculation of royalty and overriding royalty payments, established certain rules to govern future royalty and overriding royalty payments, resolved claims related to past withholding for ad valorem tax payments, established a procedure for refunds of any such excess withholding in the future, and reserved two claims for court resolution. We have prevailed at the trial court and all levels of appeal on the first reserved claim regarding whether we are allowed to deduct mainline pipeline transportation costs pursuant to certain lease agreements. The remaining claim is whether we are required to have proportionately increased the value of natural gas by transporting that gas on mainline transmission lines and, if required, whether we did so and are entitled to deduct a proportionate share of transportation costs in calculating royalty payments. We anticipate litigating the second reserved claim in 2013. We believe our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and Colorado law. At this time, the plaintiffs have not provided us a sufficient framework to calculate an estimated range of exposure related to their claims.

In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint alleges failure to pay royalty on hydrocarbons including drip condensate, fraud and misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons, violation of the New Mexico Oil and Gas Proceeds Payment Act, bad faith breach of contract and unjust enrichment. Plaintiffs seek monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter has been removed to the United States District Court for New Mexico. In August 2012, a second potential class action was filed against us in the United States District Court for the District of New Mexico by mineral interest owners in New Mexico and Colorado. Plaintiffs claim breach of contract, breach of the covenant of good faith and fair dealing, breach of implied duty to market both in Colorado and New Mexico, violation of the New Mexico Oil and Gas Proceeds Payment Act and seek declaratory judgment, accounting and injunction. At this time, we believe that our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.

Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in other states though such guidelines are expected in the future. However, the timing of any such

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

guidance is uncertain. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments, and the effect could be material to our results of operations. Interpretive guidelines on the applicability of certain deductions in the calculation of federal royalties are extremely complex and may vary based upon the ONRR’s assessment of the configuration of processing, treating and transportation operations supporting each federal lease. Correspondence in 2009 with the ONRR’s predecessor did not take issue with our calculation regarding the Piceance Basin assumptions, which we believe have been consistent with the requirements. From October 2005 through September 2012, our deductions used in the calculation of the royalty payments in states other than New Mexico associated with conventional gas production total approximately $100 million.

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

California energy crisis

Our former power business was engaged in power marketing in various geographic areas, including California. Prices charged for power by us and other traders and generators in California and other western states in 2000 and 2001 were challenged in various proceedings, including those before the Federal Energy Regulatory Commission (“FERC”). We have entered into settlements with the State of California (“State Settlement”), major California utilities (“Utilities Settlement”) and others that substantially resolved each of these issues with these parties.

Although the State Settlement and Utilities Settlement resolved a significant portion of the refund issues among the settling parties, we continue to have potential refund exposure to nonsettling parties, including various California end users that did not participate in the Utilities Settlement. We currently have a settlement agreement in principle with certain California utilities aimed at eliminating and substantially reducing this exposure. Once finalized, the settlement agreement will also resolve our collection of accrued interest from counterparties as well as our payment of accrued interest on refund amounts. Thus, as currently contemplated by the parties, the settlement agreement will resolve most, if not all, of our legal issues arising from the 2000-2001 California energy crisis. With respect to these matters, amounts accrued are not material to our financial position.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

At September 30, 2012, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.

In connection with the separation from Williams, we have agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.

Summary

As of September 30, 2012 and December 31, 2011, the Company had accrued approximately $18 million and $23 million, respectively, for loss contingencies associated with royalty litigation, reporting of natural gas information to trade publications and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 9. Fair Value Measurements

The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis. For the fair value disclosures of financial instruments, see Note 10.

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$22	$143	$3	$168	$55	$454	$7	$516
Energy derivative liabilities	$14	$26	$3	$43	$41	$112	$6	$159

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

Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short with more than 98 percent of the net fair value of our derivatives portfolio expiring in the next 15 months. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.

Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at September 30, 2012, consist primarily of natural gas index transactions that are used to manage our physical requirements.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No transfers between Level 1 and Level 2 occurred during the periods ended September 30, 2012 and 2011. During the period ended June 30, 2011, certain NGL swaps that originated during the first quarter of 2011 were transferred from Level 3 to Level 2. Prior to March 31, 2011, these swaps were considered Level 3 due to a lack of observable third-party market quotes. Due to an increase in exchange-traded transactions and greater visibility from OTC trading, we transferred these instruments to Level 2.

The following table presents a reconciliation of changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.

Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions)
Beginning balance	$—	$1	$1	$1
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	—	4	3	12
Settlements	—	(4)	(4)	(9)
Transfers out of Level 3	—	—	—	(3)

Ending balance	$—	$1	$—	$1

Unrealized gains included in income (loss) from continuing operations relating to instruments still held at September 30	$(1)	$1	$—	$1

Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues in our Consolidated Statement of Operations.

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Total losses for the nine months ended September 30,
	2012		2011
	(Millions)
Impairments:
Costs of acquired unproved reserves (see Note 4)	$117	(a)	$—

(a)	Due to significant declines in forward natural gas and natural gas liquids prices during the first half of 2012, we assessed the carrying value of our natural gas costs of acquired unproved reserves for impairments. Most of the impairment charge is related to costs of acquired unproved reserves in the Powder River Basin. Our assessment utilized estimates of future discounted cash flows. Significant judgments and assumptions in these assessments include estimates of probable and possible reserve quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, future natural gas liquids prices, expectation for market participant drilling plans, expected capital costs and an after-tax discount rate of 13 percent and 15 percent for probable and possible reserves, respectively.

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

Long-term debt: The fair value of our debt is determined on market rates and the prices of similar securities with similar terms and credit ratings and is categorized as Level 2 in the fair value hierarchy.

Energy derivatives: Energy derivatives include futures, forwards, swaps, options and swaptions. These are carried at fair value in the Consolidated Balance Sheet. See Note 9 for a discussion of valuation of energy derivatives.

Carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2012		December 31, 2011
Asset (Liability)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Millions)
Cash and cash equivalents	$240	$240	$526	$526
Restricted cash (current and noncurrent)	29	29	29	29
Other	(2)	(2)	(7)	(7)
Long-term debt (a)	1,508	1,615	1,502	1,523
Net energy derivatives:
Energy commodity cash flow hedges	88	88	347	347
Other energy derivatives	37	37	10	10

(a)	Excludes capital leases.

Energy Commodity Derivatives

Risk Management Activities

We are exposed to market risk from changes in energy commodity prices within our operations. We utilize derivatives to manage exposure to the variability in expected future cash flows from forecasted sales of natural gas, natural gas liquids and crude oil attributable to commodity price risk. Certain of these derivatives utilized for risk management purposes have been designated as cash flow hedges, while other derivatives have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging our future cash flows on an economic basis. Through December 31, 2011, the majority of our derivatives were designated as cash flow hedges. For derivatives entered into after December 31, 2011, we have elected not to utilize hedge accounting.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

zero-cost collar or swaptions. Our designation of the hedging relationship and method of assessing effectiveness for these option contracts are generally such that the hedging relationship is considered perfectly effective and no ineffectiveness is recognized in earnings.

The following table sets forth the derivative volumes designated as cash flow hedges of production volumes as of September 30, 2012:

Commodity	Period	Contract Type	Location	Notional Volume (BBtu/day)	Weighted Average Price ($/MMBtu)
Natural Gas	Oct – Dec 2012	Location Swaps	Rockies	135	$4.76
Natural Gas	Oct – Dec 2012	Location Swaps	San Juan	110	$4.94
Natural Gas	Oct – Dec 2012	Location Swaps	MidCon	65	$4.74
Natural Gas	Oct – Dec 2012	Location Swaps	SoCal	33	$5.14
Natural Gas	Oct – Dec 2012	Location Swaps	Northeast	138	$5.62
Natural Gas	2013	Location Swaps	Northeast	5	$6.48

Commodity	Period	Contract Type	Location	Notional Volume (Bbls/day)	Weighted Average Price ($/Bbl)
Crude Oil	Oct – Dec 2012	Business Day Avg Swaps	WTI	8,500	$98.20

The following table sets forth the derivative volumes not designated as cash flow hedges but are economic hedges of production volumes as of September 30, 2012:

Commodity	Period	Contract Type	Location	Notional Volume (BBtu/day)	Weighted Average Price ($/MMBtu)
Natural Gas	Oct – Dec 2012	Location Swaps	MidCon	23	$4.80

Commodity	Period	Contract Type	Location	Notional Volume (Bbls/day)	Weighted Average Price ($/Bbl)
Crude Oil	Oct – Dec 2012	Costless Collar	WTI	2,000	$85.00 - $106.30
Crude Oil	2013	Business Day Avg Swaps	WTI	9,000	$100.52
Crude Oil	2013	Swaption	WTI	2,250	$108.10

Commodity	Period	Contract Type	Location	Notional Volume (Bbls/day)	Weighted Average Price ($Bbl)
Natural Gas Liquids	Oct – Dec 2012	Swaps	Mont Belvieu	4,000	$50.74

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

We also enter into energy commodity derivatives for other than risk management purposes, including managing certain remaining legacy natural gas contracts and positions from our former power business and providing services to third parties. These legacy natural gas contracts include substantially offsetting positions and have had an insignificant net impact on earnings.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table depicts the notional amounts of the net long (short) positions which do not represent hedges of our production in our commodity derivatives portfolio as of September 30, 2012. Natural gas is presented in millions of British Thermal Units (“MMBtu”). All of the Central hub risk realizes by March 31, 2013 and 100% of the basis risk realizes by October 2015. The net index position includes contracts for the future sale of physical natural gas related to our production. These contracts result in minimal commodity price risk exposure and have a value of less than $1 million at September 30, 2012.

Derivative Notional Volumes	Unit of Measure	Central Hub Risk (a)	Basis Risk (b)	Index Risk (c)
Not Designated as Hedging Instruments
Risk Management	MMBtu	(12,592,995)	(11,742,995)	(65,778,916)
Other	MMBtu		3,702,500

(a)	Includes physical and financial derivative transactions that settle against the Henry Hub price.
(b)	Includes physical and financial derivative transactions priced off the difference in value between the Central Hub and another specific delivery point.
(c)	Includes physical derivative transactions at an unknown future price.

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

	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Designated as hedging instruments	$90	$2	$360	$13
Not designated as hedging instruments:
Economic hedges of production	32	1	3	7
Legacy natural gas contracts from former power business	23	23	93	92
All other	23	17	60	47

Total derivatives not designated as hedging instruments	78	41	156	146

Total derivatives	$168	$43	$516	$159

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in accumulated other comprehensive income (“AOCI”) or revenues.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011	Classification
	(Millions)		(Millions)
Net gain recognized in other comprehensive income (loss) (effective portion)	$(19)	$212	$88	$270	AOCI
Net gain reclassified from accumulated other comprehensive income into income (effective portion) (a)	$110	$77	$348	$219	Revenues

(a)	Gains reclassified from accumulated other comprehensive income (loss) primarily represent realized gains associated with our production reflected in natural gas sales and oil and condensate sales.

There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness.

The following table presents pre-tax gains and losses recognized in revenues for our energy commodity derivatives not designated as hedging instruments.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Millions)		(Millions)
Unrealized gain (loss)	$(31)	$5	$28	$(10)
Realized gain (loss)	9	7	35	30

Net gain	$(22)	$12	$63	$20

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

As of September 30, 2012, we had a net derivative liability position with certain counterparties of $10 million, which includes a liability credit reserve for our own nonperformance risk of less than $1 million. The collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts were triggered, was $9 million.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Cash flow hedges

Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. During the first quarter of 2012, approximately $15 million of unrealized gains were recognized into earnings in 2012 for hedge transactions where the underlying transactions were no longer probable of occurring due to the sale of our Barnett Shale properties. The $15 million gain is included in net gains (losses) on derivatives not designated as hedges on the Consolidated Statement of Operations for the nine months ended September 30, 2012, as are second quarter 2012 changes in forward mark to market value. As of September 30, 2012, we have hedged portions of future cash flows associated with anticipated energy commodity purchases and sales for up to six months. Based on recorded values at September 30, 2012, $56 million of net gains (net of income tax provision of $32 million) will be reclassified into earnings within the next nine months. These recorded values are based on market prices of the commodities as of September 30, 2012. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next year will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

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

The gross credit exposure from our derivative contracts as of September 30, 2012, is summarized as follows.

Counterparty Type	Investment Grade (a)	Total
	(Millions)
Gas and electric utilities and integrated oil and gas companies	$—	$1
Energy marketers and traders	66	76
Financial institutions	91	91

	$157	168

Credit reserves		—

Gross credit exposure from derivatives		$168

(a)	We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.

The net credit exposure from our derivatives as of September 30, 2012, excluding collateral support discussed below, is summarized as follows.

Counterparty Type	Investment Grade (a)	Total
	(Millions)
Gas and electric utilities	$—	$—
Energy marketers and traders	63	64
Financial institutions	71	71

	$134	135

Credit reserves		—

Net credit exposure from derivatives		$135

(a)	We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

Our twelve largest net counterparty positions represent approximately 99 percent of our net credit exposure from derivatives and are all with investment grade counterparties. Under our marginless hedging agreements with key banks, we nor the participating financial institutions are required to provide collateral support related to hedging activities.

At September 30, 2012, we held collateral support of $9 million, either in the form of cash or letters of credit, related to our other derivative positions.

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

	Domestic	International	Total
		(Millions)
Three months ended September 30, 2012

Total revenues	$642	$35	$677

Costs and expenses:
Lease and facility operating	$60	$8	$68
Gathering, processing and transportation	124	—	124
Taxes other than income	17	6	23
Gas management, including charges for unutilized pipeline capacity	200	—	200
Exploration	19	3	22
Depreciation, depletion and amortization	236	7	243
General and administrative	64	3	67
Other—net	4	1	5

Total costs and expenses	$724	$28	$752

Operating income (loss)	$(82)	$7	$(75)
Interest expense	(25)	—	(25)
Interest capitalized	2	—	2
Investment income and other	1	6	7

Income (loss) from continuing operations before income taxes	$(104)	$13	$(91)

Three months ended September 30, 2011

Total revenues	$967	$28	$995

Costs and expenses:
Lease and facility operating	$63	$7	$70
Gathering, processing and transportation	130	—	130
Taxes other than income	26	6	32
Gas management, including charges for unutilized pipeline capacity	359	—	359
Exploration	74	—	74
Depreciation, depletion and amortization	233	6	239
General and administrative	67	3	70
Other—net	(2)	1	(1)

Total costs and expenses	$950	$23	$973

Operating income (loss)	$17	$5	$22
Investment income and other	2	5	7

Income (loss) from continuing operations before income taxes	$19	$10	$29

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Domestic	International	Total
		(Millions)
Nine months ended September 30, 2012

Total revenues	$2,262	$100	$2,362

Costs and expenses:
Lease and facility operating	$181	$21	$202
Gathering, processing and transportation	379	—	379
Taxes other than income	60	18	78
Gas management, including charges for unutilized pipeline capacity	749	—	749
Exploration	49	11	60
Depreciation, depletion and amortization	700	19	719
Impairment of costs of acquired unproved reserves	117	—	117
General and administrative	197	9	206
Other—net	9	(1)	8

Total costs and expenses	$2,441	$77	$2,518

Operating income (loss)	$(179)	$23	$(156)
Interest expense	(77)	—	(77)
Interest capitalized	7	—	7
Investment income and other	3	22	25

Income (loss) from continuing operations before income taxes	$(246)	$45	$(201)

Nine months ended September 30, 2011
Total revenues	$2,834	$78	$2,912

Costs and expenses:
Lease and facility operating	$176	$18	$194
Gathering, processing and transportation	363	—	363
Taxes other than income	90	15	105
Gas management, including charges for unutilized pipeline capacity	1,120	—	1,120
Exploration	98	2	100
Depreciation, depletion and amortization	654	16	670
General and administrative	192	8	200
Other—net	2	2	4

Total costs and expenses	$2,695	$61	$2,756

Operating income (loss)	$139	$17	$156
Interest expense	(97)	—	(97)
Interest capitalized	8	—	8
Investment income and other	5	14	19

Income (loss) from continuing operations before income taxes	$55	$31	$86

Total assets
Total assets as of September 30, 2012	$9,247	$336	$9,583

Total assets as of December 31, 2011	$10,144	$288	$10,432

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following table presents our production volumes and financial highlights for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Production Sales Data: (a)
Domestic natural gas (MMcf)	97,310	102,615	300,819	290,295
Domestic NGLs (MBbls)	2,613	2,567	8,138	7,519
Domestic oil (MBbls)	1,076	736	3,147	1,834
Domestic combined equivalent volumes (MMcfe) (b)	119,443	122,430	368,528	346,416
Domestic per day combined equivalent volumes (MMcfe/d)	1,298	1,331	1,345	1,269
Domestic combined equivalent volumes (MBoe)	19,907	20,405	61,421	57,736
International combined equivalent volumes (MMcfe) (b)(c)	5,569	5,231	15,983	15,437
Financial Data (millions):
Total domestic revenues	$642	$967	$2,262	$2,834
Total international revenues	$35	$28	$100	$78
Consolidated operating income (loss)	$(75)	$22	$(156)	$156
Consolidated capital expenditures	$337	$405	$1,165	$1,088

(a)	Excludes production from our Arkoma Basin and Barnett Shale operations which are classified as discontinued operations and comprise less than 6 percent of our total production.
(b)	Oil and NGLs were converted to MMcfe using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.
(c)	Includes approximately 69 percent of Apco’s production (which corresponds to our ownership interest in Apco) and other minor directly held interests.

Our 2012 results continue to be impacted by lower realized natural gas prices coupled with lower natural gas liquids prices relative to the first nine months of 2011. Also, as a result of declines in forward natural gas prices during the first half of 2012 as compared to December 31, 2011, we recorded total impairments of costs of acquired unproved reserves primarily in the Powder River Basin of $117 million in total during the first half of 2012. Forward prices during the third quarter increased from June 30, 2012. Declines in the forward commodity prices during the fourth quarter that are greater than the increases noted during the third quarter could result in additional impairments of the costs of acquired unproved reserves. Additional future factors could also trigger impairments of our costs of acquired unproved reserves and include changes to estimates of reserve quantities, drilling plans, and expected capital and operating costs. Partially offsetting the impact of these declining natural gas and natural gas liquids prices and impairments, is the increase in our overall production volumes.

As noted in our Form 10-K with regards to potential impairment of our producing assets, we estimated that approximately eight percent could be at risk for impairment if forward prices across all future periods declined by approximately 12 percent to 15 percent, on average, as compared to the forward prices at December 31, 2011. A substantial portion of the remaining carrying value of these other assets could be at risk for impairment if forward prices across all future periods decline by at least 24 percent, on average, as compared to the prices at December 31, 2011. Through June 30, 2012, forward natural gas prices had declined from December 31, 2011 and averaged a decline of 13 percent over all periods with a decline greater than 15 percent in 2012. Additionally, we observed declines in the forward prices as of June 30, 2012 for natural gas liquids and crude oil as compared to December 31, 2011. Because of the decline in the forward prices, we performed a review in the second quarter of a portion of our producing properties which we noted to be at risk if prices were to drop by 12 to 15 percent, on average, as compared to forward prices at December 31, 2011. While the review of the properties did not result in an impairment charge of our producing properties, we estimated that a marginal decline in the forward prices as of June 30, 2012 could result in impairment charges on approximately one percent of our producing assets and a price decline of six percent could result in impairment charges on approximately four percent of our producing properties. If forward prices, including crude oil, were to decline an additional 12 to 17 percent on average across all periods, approximately 89 percent of our producing assets would need to be assessed for impairment. Forward prices as of September 30, 2012 had increased as compared to June 30, 2012 by 10 percent on average across all periods. Our total net book value of our producing assets is approximately $6.8 billion as of September 30, 2012. Additional factors could also trigger impairments of our producing properties and include changes to estimates of proved reserves quantities, drilling plans, and expected capital and operating costs.

Outlook

For the remainder of 2012, we anticipate continued weakness in NGL realizations but an improving natural gas price. A significant portion of our natural gas and oil volumes in 2012 are hedged at attractive prices and we are well positioned to continue to execute on our business strategy of finding and developing reserves and producing natural gas, NGLs and oil at costs that generate an attractive return on our consolidated incremental development investments. We will continue to develop a more balanced reserve and production portfolio that includes a larger portion of oil and NGLs.

We believe that our portfolio of reserves provides us an opportunity to continue to grow our oil production, primarily in the Williston Basin. At current natural gas and NGL prices, we will continue to focus our drilling efforts first on the Piceance Basin and its higher concentration of NGLs and then the Marcellus Shale. The Piceance Basin remains an area with attractive incremental returns with our large-scale position and ability to extract liquids. In the Marcellus Shale we will focus our efforts on developing and drilling primarily in the Susquehanna County of Pennsylvania, our highest returning area in Appalachia with a strategic drilling plan focused on managing leasehold expirations. We will also focus on evaluating and acquiring new undeveloped acreage in areas we believe may have significant resource potential. We anticipate our capital spending in 2012 will be approximately $1.45 to $1.5 billion.

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

We anticipate some recovery on natural gas prices in 2013. Should this expected recovery not occur, we would need to either significantly reduce our capital spending or utilize our credit facility, or a combination of both. In addition, we expect an improvement in our NGL margins of approximately $25-$30 million due to contract provisions associated with gathering and processing agreements in the Piceance Basin that are effective January 1, 2013.

We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we utilize master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements.

Through December 2011, we elected to designate the majority of our applicable derivative instruments as cash flow hedges. In 2012, we began entering into commodity derivative contracts that continue to serve as economic hedges but are not designated as hedges for accounting purposes as we have elected not to utilize hedge accounting on new derivatives instruments. Changes in the fair value of non-hedge derivative instruments, hereafter referred to as economic hedges, are recognized as gains or losses in the earnings of the periods in which they occur, accordingly we believe this will result in future earnings that are more volatile. Hedge derivatives recorded at September 30, 2012 that are included in accumulated other comprehensive income have been and will continue to be transferred to earnings during the same periods in which the forecasted hedged transactions are recognized.

Commodity Price Risk Management

To manage the commodity price risk and volatility of owning producing gas and oil properties, we enter into derivative contracts for a portion of our future production. A portion of these contracts would be designated as cash flow hedges, while other contracts entered into after January 1, 2012 have not been designated as cash flow hedges for accounting purposes. For the remainder of 2012, we have the following contracts as of September 30, 2012 shown at weighted average volumes and basin-level weighted average prices:

	Oct – Dec 2012 Natural Gas
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Location swaps—Rockies	135	$4.76
Location swaps—San Juan	110	$4.94
Location swaps—Mid-Continent	88	$4.76
Location swaps—Southern California	33	$5.14
Location swaps—Northeast	138	$5.62

	Oct – Dec 2012 Crude Oil
	Volume (Bbls/d)	Weighted Average Price ($/Bbl) Floor-Ceiling for Collars
WTI crude oil fixed-price	8,500	$98.20
WTI crude oil costless collar	2,000	$85.00 – $106.30

	Oct – Dec 2012 Natural Gas Liquids
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Natural Gas Liquid Swaps	4,000	$50.74

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

Domestic includes natural gas, natural gas liquids and oil development and production and gas management activities located in Colorado, New Mexico, North Dakota (Bakken Shale), Pennsylvania (Marcellus Shale) and Wyoming in the United States. Our development and production techniques specialize in production from tight-sands and shale formations as well as coal bed methane reserves in the Piceance, San Juan, Powder River, Green River, Williston (Bakken Shale) and Appalachian (Marcellus Shale) Basins. Associated with our commodity production are sales and marketing activities that include the management of various commodity contracts such as transportation, storage and related hedges coupled with the sale of our commodity volumes.

International primarily consists of our ownership in Apco, an oil and gas exploration and production company with concessions in Argentina and Colombia.

Three Month-Over-Three Month Results of Operations

Revenue Analysis

	Three months ended September 30,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Domestic revenues:
Natural gas sales	$327	$436	$(109)	(25)%
Natural gas liquid sales	65	109	(44)	(40)%
Oil and condensate sales	87	62	25	40%

Total product revenues	479	607	(128)	(21)%
Gas management	186	347	(161)	(46)%
Net gain (loss) on derivatives not designated as hedges	(22)	12	(34)	NM
Other	(1)	1	(2)	NM

Total domestic revenues	$642	$967	$(325)	(34)%

Total international revenues	$35	$28	$7	25%

Total revenues	$677	$995	$(318)	(32)%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Revenues

Significant variances in comparative revenues reflect:

•

$109 million decrease in natural gas sales reflects a per Mcf price (including the impact of hedges) of $3.35 for the three months ended September 30, 2012 compared to $4.25 for the three months ended September 30, 2011 on production sales volumes of 97,310 MMcf and 102,615 MMcf for the three months ended September 30, 2012 and 2011, respectively. Without hedges, our natural gas price per Mcf was $2.26 compared to $3.54 for the three months ended September 30, 2012 and 2011, respectively.

•

$44 million decrease in natural gas liquids sales reflects a per barrel price of $24.43 compared to $42.54 for the three months ended September 30, 2012 and 2011, respectively. Production sales volumes were 2,613 Mbbls and 2,567 Mbbls for the three months ended September 30, 2012 and 2011, respectively.

•

$25 million increase in oil and condensate sales reflects increased production sales volumes of 1,076 Mbbls compared to 736 Mbbls despite lower price per barrel of $82.31 (including the impact of hedges) compared to $84.75 for the three months ended September 30, 2012 and 2011, respectively.

•

$161 million decrease in gas management revenues primarily due to a 27 percent lower natural gas sales volumes as well as a 27 percent decrease in average prices on physical natural gas sales. We experienced a similar decrease of $159 million in related gas management costs and expenses.

•	$34 million change in net gain (loss) on derivatives not designated as hedges primarily relates to unrealized mark-to-market losses on crude oil derivatives not designated as hedges.

International Revenues

International revenues increased primarily due to increased oil sales due to higher average oil sales prices in Argentina and new oil production in Colombia for the three months ended September 30, 2012 compared to the same period in 2011.

Cost and operating expense and operating income (loss) analysis:

	Three months ended September 30,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$60	$63	$(3)	(5)%
Gathering, processing and transportation	124	130	(6)	(5)%
Taxes other than income	17	26	(9)	(35)%
Gas management, including charges for unutilized pipeline capacity	200	359	(159)	(44)%
Exploration	19	74	(55)	(74)%
Depreciation, depletion and amortization	236	233	3	1%
General and administrative	64	67	(3)	(4)%
Other—net	4	(2)	6	NM

Total domestic costs and expenses	$724	$950	$(226)	(24)%

International costs and expenses:
Lease and facility operating	$8	$7	$1	14%
Taxes other than income	6	6	—	—%
Exploration	3	—	3	NM
Depreciation, depletion and amortization	7	6	1	17%
General and administrative	3	3	—	—%
Other—net	1	1	—	—%

Total international costs and expenses	$28	$23	$5	22%

Total costs and expenses	$752	$973	$(221)	(23)%

Domestic operating income (loss)	$(82)	$17	$(99)	NM

International operating income	$7	$5	$2	40%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Costs

Significant variances in comparative costs and expenses reflect:

•	Lease and facility operating expense averaged $0.51 per Mcfe for both of the three months ended September 30, 2012 and 2011, respectively.

•	Gathering, processing and transportation charges averaged $1.04 per Mcfe compared to $1.06 per Mcfe for the three months ended September 30, 2012 and 2011.

•

$9 million decrease in taxes other than income for the three months ended September 30, 2012 primarily reflecting the impact of decreased total product revenues (excluding hedges) resulting from lower commodity prices in 2012 compared to 2011. Taxes other than income averaged $0.14 per Mcfe for the third quarter 2012 compared to $0.22 per Mcfe for the same period in 2011.

•

$159 million decrease in gas management expenses, primarily due to a 27 percent decrease in natural gas sales volumes as well as a 27 percent decrease in average prices on physical natural gas cost of sales. Also included in gas management expenses are $12 million and $10 million for the three months ended September 30, 2012 and 2011, respectively, for unutilized pipeline capacity.

•

$55 million decrease in exploration expenses primarily reflects lower unproved leasehold impairment, amortization and expiration expenses which includes a $50 million write-off impairment in 2011 of acreage in Columbia County, Pennsylvania that we no longer planned to develop. Additionally in 2011 we incurred approximately $11 million of dry hole expenses in connection with a Marcellus Shale well in Columbia County. Those decreases were partially offset by increased geologic and geophysical costs.

•

During the three months ended September 30, 2012, our depreciation, depletion and amortization averaged $1.98 per Mcfe compared to an average $1.90 per Mcfe for the same period in 2011. During third quarter 2012, we adjusted our estimated proved reserves used for the calculation of depletion and amortization to reflect the impact of the decrease in the 12 month average price as of September 30, 2012. This resulted in $4 million of additional depreciation, depletion and amortization expense for third quarter 2012.

•	General and administrative expense averaged $0.53 per Mcfe compared to $0.55 per Mcfe for the three months ended September 30, 2012 and 2011, respectively.

International costs

International costs increased primarily due to increased exploration expenses related to dry hole expenses as well as 3-D seismic acquisition costs.

Consolidated results below operating income (loss)

	Three months ended September 30,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Consolidated operating income (loss)	$(75)	$22	$(97)	NM
Interest expense	(25)	—	(25)	NM
Interest capitalized	2	—	2	NM
Investment income and other	7	7	—	—%

Income (loss) from continuing operations before income taxes	(91)	29	(120)	NM
Provision (benefit) for income taxes	(28)	10	(38)	NM

Income (loss) from continuing operations	(63)	19	(82)	NM
Income (loss) from discontinued operations	2	(3)	5	NM

Net income (loss)	(61)	16	(77)	NM
Less: Net income attributable to noncontrolling interests	3	2	1	50%

Net income (loss) attributable to WPX Energy	$(64)	$14	$(78)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Interest expense in 2012 reflects interest accrued on our senior notes issued in November 2011. Through June 30, 2011 we had interest associated with our unsecured notes payable with Williams. The outstanding amounts were cancelled by Williams and contributed to capital on June 30, 2011. As a result, no interest expense was recorded from July 1, 2011 to September 30, 2012.

Our investment income results primarily from equity earnings associated with our international and domestic equity investments.

Provision (benefit) for income taxes changed favorably due to the pre-tax loss in 2012 compared to the pre-tax income in 2011. See Note 7 for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Nine Month-Over-Nine Month Results of Operations

Revenue Analysis

	Nine months ended September 30,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Domestic revenues:
Natural gas sales	$987	$1,259	$(272)	(22)%
Natural gas liquid sales	234	299	(65)	(22)%
Oil and condensate sales	262	159	103	65%

Total product revenues	1,483	1,717	(234)	(14)%
Gas management	710	1,092	(382)	(35)%
Net gain (loss) on derivatives not designated as hedges	63	20	43	NM
Other	6	5	1	20%

Total domestic revenues	$2,262	$2,834	$(572)	(20)%

Total international revenues	$100	$78	$22	28%

Total revenues	$2,362	$2,912	$(550)	(19)%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Revenues

Significant variances in comparative revenues reflect:

•

$272 million decrease in natural gas sales reflects a per Mcf price (including the impact of hedges) of $3.28 for the nine months ended September 30, 2012 compared to $4.34 for the nine months ended September 30, 2011 on production sales volumes of 300,819 MMcf and 290,295 MMcf for the nine months ended September 30, 2012 and 2011, respectively. Without hedges, our natural gas price per Mcf was $2.13 compared to $3.59 for the nine months ended September 30, 2012 and 2011, respectively.

•

$65 million decrease in natural gas liquids sales reflects a per barrel price of $28.68 compared to $39.84 for the nine months ended September 30, 2012 and 2011, respectively. The decrease in sales due to lower prices was partially offset by increased production sales volumes of 8,138 Mbbls and 7,519 Mbbls for the nine months ended September 30, 2012 and 2011, respectively.

•

$103 million increase in oil and condensate sales reflects increased production sales volumes of 3,147 Mbbls compared to 1,834 Mbbls despite lower price per barrel of $83.54 (including the impact of hedges) compared to $86.32 for the nine months ended September 30, 2012 and 2011, respectively.

•

$382 million decrease in gas management revenues primarily due to a 35 percent decrease in average prices on physical natural gas sales. We experienced a similar decrease of $371 million in related gas management costs and expenses.

•

$43 million increase in net gain (loss) on derivatives not designated as hedges. Items in 2012 included $15 million of gains that were recognized into earnings in 2012 for hedge transactions where the underlying transactions were no longer probable of occurring due to the sale of our Barnett properties and

$31 million of unrealized mark to market gains on crude oil and natural gas liquids derivatives not designated as hedges.

International Revenues

International revenues increased primarily due to increased oil sales due to higher average oil sales prices in Argentina and new oil production in Colombia for the nine months ended September 30, 2012 compared to the same period in 2011.

Cost and operating expense and operating income (loss) analysis:

	Nine months ended September 30,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$181	$176	$5	3%
Gathering, processing and transportation	379	363	16	4%
Taxes other than income	60	90	(30)	(33)%
Gas management, including charges for unutilized pipeline capacity	749	1,120	(371)	(33)%
Exploration	49	98	(49)	(50)%
Depreciation, depletion and amortization	700	654	46	7%
Impairment of costs of acquired unproved reserves	117	—	117	NM
General and administrative	197	192	5	3%
Other—net	9	2	7	NM

Total domestic costs and expenses	$2,441	$2,695	$(254)	(9)%

International costs and expenses:
Lease and facility operating	$21	$18	$3	17%
Taxes other than income	18	15	3	20%
Exploration	11	2	9	NM
Depreciation, depletion and amortization	19	16	3	19%
General and administrative	9	8	1	13%
Other—net	(1)	2	(3)	NM

Total international costs and expenses	$77	$61	$16	26%

Total costs and expenses	$2,518	$2,756	$(238)	(9)%

Domestic operating income (loss)	$(179)	$139	$(318)	NM

International operating income	$23	$17	$6	35%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Costs

Significant variances in comparative costs and expenses reflect:

•	Lease and facility operating expense for the nine months ended September 30, 2012 averaged $0.49 per Mcfe compared to $0.50 per Mcfe for the same period in 2011.

•

$16 million increase in gathering, processing and transportation expenses primarily as a result of an increase in natural gas liquids volumes. This increase also includes a $9 million adjustment related to royalty calculations for prior periods. Excluding this adjustment our gathering, processing and transportation charges averaged $1.00 per Mcfe compared to an average of $1.05 per Mcfe for the nine months ended September 30, 2012 and 2011, respectively.

•

$30 million decrease in taxes other than income for 2012 primarily reflecting the impact of decreased total product revenues (excluding hedges) resulting from lower commodity prices in 2012 compared to 2011. During the nine months ended September 30, 2012 our taxes other than income averaged $0.16 per Mcfe compared to an average $0.26 per Mcfe for the same period in 2011.

•

$371 million decrease in gas management expenses, primarily due to a 35 percent decrease in average prices on physical natural gas cost of sales. Also included in gas management expenses are $35 million and $28 million for the nine months ended September 30, 2012 and 2011, respectively, for unutilized pipeline capacity. Gas management expenses for the period ended September 30, 2012 also includes $11 million related to lower of cost or market charges to the carrying value of natural gas inventories in storage.

•

$49 million decrease in exploration expenses primarily reflects lower unproved leasehold impairment, amortization and expiration expenses which includes a $50 million write-off impairment in 2011 of acreage in Columbia County, Pennsylvania that we no longer planned to develop. Additionally in 2011 we incurred approximately $11 million of dry hole expenses in connection with a Marcellus Shale well in Columbia County. Those decreases were partially offset by increased geologic and geophysical costs.

•

$46 million higher depreciation, depletion and amortization expenses reflect higher production volumes. During the nine months ended September 30, 2012 our depreciation, depletion and amortization averaged $1.90 per Mcfe compared to an average $1.89 per Mcfe for the same period in 2011. During second and third quarter 2012, we adjusted our estimated proved reserves used for the calculation of depletion and amortization to reflect the impact of the decrease in the 12 month average price as of June 30, 2012 and September 30, 2012. This resulted in $12 million of additional depreciation, depletion and amortization expense in 2012.

•	$117 million of property impairments of cost of acquired unproved reserves for the nine months ended September 30, 2012, as previously discussed.

•

$5 million increase in general and administrative expense primarily relates to increased expenses related to the transition costs after the spin-off for the nine months ended September 30, 2012 compared to the same period in 2011. General and administrative expense averaged $0.53 per Mcfe compared to $0.55 per Mcfe for the nine months ended September 30, 2012 and 2011, respectively.

International costs

International costs increased primarily due to higher exploration expenses related to 3-D seismic acquisition costs and dry hole expenses. Costs also increased due to higher depreciation, depletion and amortization and higher production and lifting costs.

Consolidated results below operating income (loss)

	Nine months ended September 30,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Consolidated operating income (loss)	$(156)	$156	$(312)	NM
Interest expense	(77)	(97)	20	(21)%
Interest capitalized	7	8	(1)	(13)%
Investment income and other	25	19	6	32%

Income (loss) from continuing operations before income taxes	(201)	86	(287)	NM
Provision (benefit) for income taxes	(71)	30	(101)	NM

Income (loss) from continuing operations	(130)	56	(186)	NM
Income (loss) from discontinued operations	23	(13)	36	NM

Net income (loss)	(107)	43	(150)	NM
Less: Net income attributable to noncontrolling interests	10	7	3	43%

Net income (loss) attributable to WPX Energy	$(117)	$36	$(153)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Interest expense in 2012 reflects interest accrued on our senior notes issued in November 2011. Through June 30, 2011, we had interest associated with our unsecured notes payable with Williams; however, the outstanding amounts were cancelled by Williams and contributed to capital on June 30, 2011. As a result, no interest expense was recorded from July 1, 2011 to September 30, 2012.

Our investment income results primarily from equity earnings associated with our international and domestic equity investments.

Provision (benefit) for income taxes changed favorably due to the pre-tax loss in 2012 compared to the pre-tax income in 2011. See Note 7 for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Income from discontinued operations in 2012 includes a $39 million before tax gain on the sale of our Barnett Shale and Arkoma Basin properties. See Note 2 for further discussion.

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

If energy commodity prices for the remainder of 2012 continue to trend lower, we believe the effect on our cash flows from operations would be partially mitigated by our hedging program. In addition, we note the following assumptions for the remainder of 2012 and 2013:

•	Our capital expenditures are estimated to be approximately $1.45 to $1.5 billion in 2012, and are generally considered to be largely discretionary; and

•	Apco’s liquidity requirements will continue to be provided from its cash flows from operations.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Sustained reductions in energy commodity prices from the range of current expectations;

•	Lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices and lower economic hedged volumes in 2013;

•	Significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold;

•	Higher than expected collateral obligations that may be required, including those required under new commercial agreements; and

•	Reduced access to our credit facility.

Liquidity

We plan to conservatively manage our balance sheet and our level of capital spending. Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses throughout 2012 and 2013. Our internal and external sources of consolidated liquidity include cash generated from operations, cash and cash equivalents on hand and our credit facility. Additional sources of liquidity, if needed and if available, include bank financings, proceeds from the issuance of long-term debt and equity securities and proceeds from asset sales. As of September 30, 2012 we have not accessed our credit facility.

Sources (Uses) of Cash

	Nine months ended September 30,
	2012	2011
	(Millions)
Net cash provided (used) by:
Operating activities	$589	$888
Investing activities	(854)	(1,056)
Financing activities	(21)	181

Increase (decrease) in cash and cash equivalents	$(286)	$13

Operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2012 decreased from the same period in 2011 primarily due to the decrease in our operating results and net changes in our operating assets and liabilities.

Investing activities

Significant transactions include expenditures for drilling and completion of $955 million and $982 million for the nine months ended September 30, 2012 and 2011, respectively. Also included in 2012, is $301 million in proceeds received from the sale of the Barnett and Arkoma properties. Increased spending in 2012 as compared to 2011 was largely attributable to Bakken Shale drilling and completion costs as we ramp up production in that area and the Marcellus Shale.

Financing activities

The use of cash in 2012 primarily relates to changes in our cash overdrafts. Cash provided in 2011 related to our net increase in notes payable to Williams.

Off-Balance Sheet Financing Arrangements

We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at September 30, 2012 or at December 31, 2011.

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first nine months of 2012.

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

We measure the risk in our portfolios using a value-at-risk methodology to estimate the potential one-day loss from adverse changes in the fair value of the portfolios. Value at risk requires a number of key assumptions and is not necessarily representative of actual losses in fair value that could be incurred from the portfolios. Our value-at-risk model uses a Monte Carlo method to simulate hypothetical movements in future market prices and assumes that, as a result of changes in commodity prices, there is a 95 percent probability that the one-day loss in fair value of the portfolios will not exceed the value at risk. The simulation method uses market forward prices, while correlations and volatilities are derived from historical forward prices. In applying the value-at-risk methodology, we do not consider that the simulated hypothetical movements affect the positions or would cause any potential liquidity issues, nor do we consider that changing the portfolios in response to market conditions could affect market prices and could take longer than a one-day holding period to execute. While a one-day holding period has historically been the industry standard, a longer holding period could more accurately represent the true market risk given market liquidity and our own credit and liquidity constraints.

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

Trading

Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of $1 million at September 30, 2012 and a net liability of $4 million at December 31, 2011. The value at risk for contracts held for trading purposes was less than $1 million at both September 30, 2012 and December 31, 2011.

Nontrading

Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our natural gas purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $36 million and $14 million at September 30, 2012 and December 31, 2011, respectively.

The value at risk for derivative contracts held for nontrading purposes was $11 million at September 30, 2012, and $15 million at December 31, 2011. During the last 12 months, our value at risk for these contracts ranged from a high of $30 million to a low of $11 million.

Certain of the derivative contracts held for nontrading purposes are accounted for as cash flow hedges. Of the total fair value of nontrading derivatives, cash flow hedges had a net asset value of $88 million and $347 million as of September 30, 2012 and December 31, 2011, respectively. The decrease in value is primarily due to 2012 natural gas realizations partially offset by favorable changes due to falling prices on a net short natural gas and crude positions. Though these contracts are included in our value-at-risk calculation, any changes in the fair value of the effective portion of these hedge contracts would generally not be reflected in earnings until the associated hedged item affects earnings.

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

Third-Quarter 2012 Changes in Internal Controls

There have been no changes during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Item	5. Other Information

Stockholder Proposals to Be Considered for Inclusion in Our Proxy Materials. To be considered for inclusion in our proxy statement for our 2013 Annual Meeting, stockholder proposals must be received no later than November 29, 2012 and be submitted in accordance with the SEC’s Rule 14a-8. Stockholder proposals received after the close of business on November 29, 2012 would be untimely. These stockholder proposals must be in writing and received by the deadline described above at our principal executive offices at WPX Energy, Inc., One Williams Center, Tulsa, Oklahoma 74172, Attention: Corporate Secretary. If we do not receive a stockholder proposal by the deadline described above, the proposal may be excluded from our proxy statement for our 2013 Annual Meeting.

Other Stockholder Proposals for Presentation at the 2013 Annual Meeting. A stockholder proposal that is not submitted for inclusion in our proxy statement for our 2013 Annual Meeting, but is instead sought to be presented at the 2013 Annual Meeting, must comply with the “advance notice” deadlines in our Bylaws. As such, these stockholder proposals must be received no earlier than January 22, 2013 and no later than the close of business on February 21, 2013. These stockholder proposals must be in writing and received within the “advance notice” deadlines described above at our principal executive offices at WPX Energy, Inc., One Williams Center, Tulsa, Oklahoma 74172, Attention: Corporate Secretary. These stockholder proposals must be in the form provided in our Bylaws and must include the information set forth in the Bylaws about the stockholder proposing the business and any associated person, including information about the direct and indirect ownership of or derivative positions in the Company’s common stock and arrangements and understandings related to the proposed business or the voting of the Company’s common stock. If we do not receive a stockholder proposal and the required information regarding the stockholder and any associated person by the “advance notice” deadlines described above, the proposal may be excluded from consideration at the 2013 Annual Meeting. The “advance notice” requirement described above supersedes the notice period in SEC Rule 14a-4(c)(1) of the federal proxy rules regarding the discretionary proxy voting authority with respect to such stockholder business.

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

Date: November 1, 2012