Form 10-K
period 2012-12-31
WPX ENERGY, INC.
filed 2013-02-28
CIK 1518832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $3,204,886,378.

The number of shares outstanding of the registrant’s common stock outstanding at February 26, 2013 was 200,132,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

SEPARATION FROM THE WILLIAMS COMPANIES, INC.

On December 31, 2011 (the “Distribution Date”), WPX Energy, Inc. became an independent, publicly traded company as a result of a distribution by The Williams Companies, Inc. (“Williams”) of its shares of WPX to Williams’ stockholders. On the Distribution Date, Williams’ stockholders of record as of the close of business on December 14, 2011 (the “Record Date”) received one share of WPX common stock for every three shares of Williams’ common stock held as of the Record Date (the “Distribution”). WPX is comprised of Williams’ former natural gas and oil exploration and production business. Our common stock began trading “regular-way” under the ticker symbol “WPX” on the New York Stock Exchange on January 3, 2012.

Our principal executive offices are located at One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 855-979-2012.

WPX ENERGY, INC.

We are an independent natural gas and oil exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting our significant natural gas reserves base and related NGLs in the Piceance Basin of the Rocky Mountain region, and on developing and growing our positions in the Bakken Shale oil play in North Dakota and the Marcellus Shale natural gas play in Pennsylvania. Our other areas of domestic operations include the Powder River Basin in Wyoming and the San Juan Basin in the southwestern United States. In addition, we own a 69 percent controlling ownership interest in Apco Oil and Gas International Inc. (“Apco”), which holds oil and gas concessions in Argentina and Colombia and trades on the NASDAQ Capital Market under the symbol “APAGF.” Our international interests make up approximately 3 percent of our total proved reserves. In consideration of this percentage, unless specifically referenced herein, the information included in this section relates only to our domestic activity.

We have built a geographically diverse portfolio of natural gas and oil reserves through organic development and strategic acquisitions. Our proved reserves at December 31, 2012 were 4,650 Bcfe, comprised of 4,491 Bcfe in domestic reserves and 159 Bcfe in net international reserves. Our domestic reserves reflect a mix of 75.0 percent natural gas, 14.8 percent NGLs and 10.2 percent crude oil. During 2012, we replaced our domestic production for all commodities at a rate of 28 percent. For oil and NGL alone, we replaced 148 percent of our oil and NGL production. Our Piceance Basin operations form the majority of our proved reserves and current production, providing a low-cost, scalable asset base.

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

•

Continue Our Cost-Efficient Development Approach. We focus on developing properties where we can apply development practices that result in cost-efficiencies. We manage costs by focusing on establishing large scale, contiguous acreage blocks where we can operate a majority of the properties. We believe this strategy allows us to better achieve economies of scale and apply continuous technological improvements in our operations. We have replicated these cost-efficient approaches in the Marcellus Shale and intend to do so in the Bakken Shale.

•

Target a More Balanced Commodity Mix in Our Production Profile through development and exploration. With our Bakken Shale and our liquids-rich Piceance Basin assets, we have a significant drilling inventory of oil- and liquids-rich opportunities that we intend to develop in order to achieve a more balanced commodity mix in our production. We refer to the Piceance Basin as “liquids-rich” because our proved reserves in that basin consist of “wet,” as opposed to “dry,” gas and have a significant liquids component. We will continue to pursue other oil- and liquids-rich organic development and acquisition opportunities that meet our investment returns and strategic criteria.

•

Maintain Substantial Financial Liquidity and Manage Commodity Price Sensitivity. We plan to maintain substantial liquidity through a mix of cash on hand and availability under our credit facility. In addition, we have engaged and will continue to engage in commodity derivative hedging activities to maintain a degree of cash flow stability. Typically, we target hedging approximately 50 percent of expected revenue from domestic production during a current calendar year in order to strike an appropriate balance of commodity price upside with cash flow protection, although we may vary from this level based on our perceptions of market risk. As of February 25, 2013, our estimated domestic natural gas production revenues were approximately 50 percent hedged for 2013 and our estimated domestic oil production revenues were 59 percent hedged for 2013.

•

Pursue Strategic Acquisitions with Significant Resource Potential through exploration activities. We have a history of acquiring undeveloped properties that meet our disciplined return requirements and other acquisition criteria to expand upon our existing positions as well as acquiring undeveloped acreage in new geographic areas that offer significant resource potential. We expect to opportunistically acquire acreage positions in new areas where we feel we can establish significant scale and replicate our cost-efficient development approach.

SIGNIFICANT PROPERTIES

Our principal areas of operation are the Piceance Basin, Bakken Shale/Williston Basin, Marcellus Shale/Appalachian Basin, Powder River Basin, San Juan Basin and, through our ownership of Apco, Colombia and Argentina.

Piceance Basin

We entered the Piceance Basin in May 2001 with the acquisition of Barrett Resources and since that time have grown to become the largest natural gas producer in Colorado. Our Piceance Basin properties currently comprise our largest area of concentrated development drilling.

During 2012, we operated an average of 5.4 drilling rigs in the basin, including 4.4 in the Piceance Valley and one in the Piceance Highlands. We expect to operate five rigs in the Piceance Basin in 2013. We had an average of 673 MMcf/d of net gas production from our Piceance Basin properties along with an average of 27.5 Mbbls/d of NGLs and 2.3 Mbbls/d of condensate recovered from our Piceance Basin properties. Capital expenditures were approximately $327 million which included the completion of 240 gross (209 net) wells in 2012. As of December 31, 2012, another 15 gross wells were awaiting completions. A large majority of our natural gas production in this basin currently is gathered through a system owned by Williams Partners L.P. (“Williams Partners”) and delivered to markets through a number of interstate pipelines.

The Piceance Basin is located in northwestern Colorado. Our operations in the basin are divided into two areas: the Piceance Valley and the Piceance Highlands. Our Piceance Valley area includes operations along the Colorado River valley and is the more developed area where we have produced consistent, repeatable results. The Piceance Highlands, which are those areas at higher elevations above the river valley, contain vast development opportunities that position us well for growth in the future as infrastructure expands and efficiency improvements continue. Our development activities in the basin are primarily focused on the Williams Fork section within the Mesaverde formation. The Williams Fork can be over 2,000 feet in thickness and is comprised of several tight, interbedded, lenticular sandstone lenses encountered at depths ranging from 6,000 to 9,000 feet. In order to maximize producing rates and recovery of natural gas reserves we must hydraulically fracture the well using a fluid system comprised of 99 percent water and sand. Advancements in completion technology, including the use of microseismic data have enabled us to more effectively stimulate the reservoir and recover a greater percentage of the natural gas in place.

We recently announced a successful discovery in the Niobrara formation which has the potential to significantly increase our natural gas reserves and daily production in future years. The discovery well produced an initial high of 16 million cubic feet per day at a flowing pressure of 7,300 pounds per square inch. The Niobrara and Mancos Shales are generally located at depths of 10,000 to 13,000 feet. We have the lease rights to approximately 180,000 net acres of the Niobrara/Mancos Shale play that underlies our expansive leasehold position in the Piceance Basin. Substantial gathering and processing infrastructure is in place to accommodate additional gas volumes from the area, as is take-away capacity from the basin. Gas produced from the Niobrara and Mancos Shales can be processed without modification to existing gas treatment facilities.

Bakken Shale/Williston Basin

In December 2010, we acquired leasehold positions of approximately 85,800 net acres in the Williston Basin. All of these properties are on the Fort Berthold Indian Reservation in North Dakota and we are the primary operator. Based on our geologic interpretation of the Bakken formation, the evolution of completion techniques, our own drilling results as well as the publicly available drilling results for other operators in the basin, we believe that a substantial portion of our Williston Basin acreage is prospective in the Bakken and Three Forks formation, the primary targets for all of the well locations in our current drilling inventory.

During 2012, we operated an average of 5.7 rigs on our Bakken properties and we had an average of 10.3 Mboe/d of net production from our Bakken Shale wells. Capital expenditures were approximately $521 million which included the completion of 41gross (27 net) wells in 2012. As of December 31, 2012, another 5 gross wells were awaiting completion.

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

The Three Forks formation, generally found immediately under the Bakken formation, has also proven to contain productive reservoir rock. The Three Forks formation typically consists of interbedded dolomites and shale with local development of a discontinuous sandy member at the top, known as the Sanish sand. The Three Forks formation is an unconventional carbonate play. Similar to the Bakken formation, the Three Forks formation has recently been exploited utilizing the same horizontal drilling and advanced completion techniques as the Bakken development. Drilling in the Three Forks formation began in mid-2008 and a number of operators are currently drilling wells targeting this formation. Based on our geologic interpretation of the Three Forks formation and the evolution of completion techniques, we believe that most of our Williston Basin acreage is prospective in the Three Forks formation.

Our acreage in the Bakken Shale, as well as a portion of our acreage in the Piceance Basin and Powder River Basin, is leased to us by or with the approval of the federal government or its agencies, and is subject to federal authority, the National Environmental Policy Act (“NEPA”), the Bureau of Indian Affairs or other regulatory regimes that require governmental agencies to evaluate the potential environmental impacts of a proposed project on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining project permits or approvals and could result in certain instances in the cancellation of existing leases.

Marcellus Shale/Appalachian Basin

Our Marcellus Shale acreage is located in four principal areas of the play within Pennsylvania: the northeast portion of the play in and near Susquehanna County; the southwest in and around Westmoreland County; centrally in Clearfield and Centre Counties and the east in Columbia County. We have expanded our position since our entry into the Marcellus Shale in 2009, both organically and through third-party acquisitions. We are the primary operator on our acreage for all four areas and plan to develop our acreage using horizontal drilling and completion expertise in part gained through operations in our other basins. A third party gathering system providing the main trunkline out of the Susquehanna area was completed in December 2011 and compression is being added to the system to serve expected volume growth.

During 2012, we operated an average of 2.1 rigs on our Marcellus Shale properties and we had an average of 63 MMcfe/d of net production from our Marcellus Shale wells. Production levels were hampered for much of 2012 by high line pressures on the aforementioned third party gathering system. Capital expenditures were approximately $356 million which included the completion of 54 gross (33 net) wells in 2012 . As of December 31, 2012, another 25 gross wells were awaiting completion.

The Marcellus Shale formation is the most expansive shale gas play in the United States, spanning six states in the northeastern United States. The Marcellus Shale is a black, organic rich shale formation located at depths between 4,000 and 8,500 feet, covering approximately 95,000 square miles at an average net thickness of 50 feet to 300 feet.

Powder River Basin

We own a large position in coal bed methane reserves in the Powder River Basin and together with our co-developer, Lance Oil & Gas Company Inc., control 887,555 acres, of which our ownership represents 398,470 net acres. We share operations with our co-developer and both companies have extensive experience producing from coal formations in the Powder River Basin dating from its earliest commercial growth in the late 1990s. The natural gas produced is gathered by a system owned by our co-developer.

During 2012, we had an average of 209 MMcfe/d of net production from our Powder River Basin properties. Capital expenditures were approximately $7 million which included the completion of 150 gross (92 net) wells in 2012 . The majority of these wells were drilled in prior years and completed the dewatering process in 2012. In 2013, we expect a level of expenditures similar to our 2012 expenditures. Our Powder River Basin properties are located in northeastern Wyoming. Our development operations in this basin are focused on coal bed methane plays in the Big George and Wyodak project areas. Initially, coal bed methane wells typically produce water in a process called dewatering. This process lowers pressure, allowing the natural gas to flow to the wellbore. As the coal seam pressure declines, the wells begin producing methane gas at an increasing rate. As the wells mature, the production peaks, stabilizes and then begins declining. The average life of a coal bed methane well in the Powder River Basin ranges from 5 to 15 years. While these wells generally produce at much lower rates with fewer reserves attributed to them when compared to conventional natural gas wells in the Rocky Mountains, they also typically have higher drilling success rates and lower capital costs.

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

San Juan Basin

We acquired our San Juan Basin properties as part of Williams’ acquisition of Northwest Energy in 1983. These properties represented the first major area of natural gas exploration and development activities for Williams. Our San Juan Basin properties include holdings across the basin producing primarily from the Mesa Verde, Fruitland Coal and Mancos Shale formations which are predominantly gas bearing. We operate two units in New Mexico (Rosa and Cox Canyon) as well as several non-unit properties, and we operate in three major areas of Colorado (Northwest Cedar Hills, Ignacio and Bondad). We also own properties operated by other operators in New Mexico and Colorado. Approximately 60 percent of our net San Juan Basin production comes from our operated properties.

During 2012, we had an average of 133 MMcfe/d of net production from our San Juan Basin properties. Capital expenditures were approximately $14 million which included the completion of 11 gross (6 net) wells.

According to a September 2010 Wood Mackenzie report, the San Juan Basin is one of the oldest and most prolific coal bed methane plays in the world. The Fruitland coal bed extends to depths of approximately 4,200 feet with net thickness ranging from zero to 100 feet. The Mesa Verde play is the top producing tight gas play in the basin with total thickness ranging from 500 to 2,500 feet. The Mesa Verde is underlain by the upper Mancos Shale and overlain by the Lewis Shale.

International

We hold an approximate 69 percent controlling equity interest in Apco. Apco in turn owns interests in several blocks in Argentina, including concessions in the Neuquén, Austral, Northwest and San Jorge Basins, and in three exploration permits in Colombia, with its primary properties consisting of the Neuquén and Austral Basin concessions. Apco’s oil and gas reserves are approximately 58 percent oil, 38 percent natural gas and 4 percent liquefied petroleum gas.

During 2012, Apco had an average of 13.3 Mboe/d of net production.

Apco participated in the drilling of 37 gross wells operated by its partners in 2012. Apco spent, for its direct ownership interest, approximately $59 million in capital expenditures.

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

Other Properties

Our other holdings, amounting to less than one percent of our assets, are comprised of gas reserves in the Green River Basin of southwest Wyoming.

Acquisitions and Divestitures

In 2012, we disposed of our holdings in the Barnett Shale and the Arkoma Basin for $306 million. The Barnett Shale properties included approximately 27,000 net acres, interests in 320 wells and 91 miles of pipeline. The Arkoma properties included approximately 66,000 net acres, interests in 525 wells and 115 miles of pipeline.

Our acquisitions during 2012 consisted of miscellaneous leasehold purchases of $111 million with minimal associated production. The majority of these purchases were for oil exploration leaseholds. We may from time to time dispose of producing properties and undeveloped acreage positions if we believe they no longer fit into our strategic plan.

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

Reserves and Production Information

We have significant oil and gas producing activities primarily in the Rocky Mountain, northeast and Mid-continent areas of the United States. Additionally, we have international oil and gas producing activities, primarily in Argentina. Proved reserves and revenues related to international activities are approximately 3 percent and 4 percent, respectively, of our total international and domestic proved reserves and revenues from producing activities. Accordingly, unless specifically stated otherwise, the information in the remainder of this Item 1 relates only to the oil and gas activities in the United States.

Oil and Gas Reserves

The following table sets forth our estimated domestic net proved developed and undeveloped reserves expressed by product and on a gas equivalent basis for the reporting periods December 31, 2012, 2011 and 2010.

	As of December 31, 2012
	Gas (MMcf)	NGL (Mbbls)	Oil (Mbbls)	Equivalent (MMcfe)(a)%
Proved Developed	2,170,681	64,910	23,740	2,702,579	60%
Proved Undeveloped	1,198,392	45,449	52,807	1,787,928	40%

Total Proved-Domestic	3,369,073	110,359	76,547	4,490,507

	As of December 31, 2011
	Gas (MMcf)	NGL (Mbbls)	Oil (Mbbls)	Equivalent (MMcfe)(a)%
Proved Developed	2,497,291	72,139	13,555	3,011,457	59%
Proved Undeveloped	1,485,644	61,938	33,568	2,058,676	41%

Total Proved-Domestic	3,982,935	134,077	47,123	5,070,133

	As of December 31, 2010
	Gas (MMcf)	NGL (Mbbls)	Oil (Mbbls)	Equivalent (MMcfe)(a)%
Proved Developed	2,368,465	48,688	3,973	2,684,431	58%
Proved Undeveloped	1,545,739	47,169	20,302	1,950,567	42%

Total Proved-Domestic	3,914,204	95,857	24,275	4,634,998

(a)	Oil and NGLs converted to MMcfe using the ratio of one barrel of oil, condensate or NGLs to six thousand cubic feet of natural gas.

The following table sets forth our estimated domestic net proved reserves for our largest areas of activity expressed by product and on a gas equivalent basis as of December 31, 2012 .

	As of December 31, 2012
	Gas (MMcf)	NGL (MBbls)	Oil (MBbls)	Equivalent (MMcfe)
Piceance Basin	2,338,554	103,094	8,755	3,009,650
Bakken Shale	34,074	6,790	67,463	479,593
Marcellus Shale	322,400	—	—	322,400
Powder River Basin	235,127	17	110	235,890
San Juan Basin	419,967	458	78	423,182
Other	18,951	—	141	19,792

Total Proved-Domestic	3,369,073	110,359	76,547	4,490,507

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

Our 2012 year-end estimated proved reserves were derived using an average natural gas price of $2.39 per Mcf, an average oil price of $82.32 per barrel and average NGL price of $37.01 per barrel. These prices were calculated from the 12-month average, first-of-the-month price for the applicable indices for each basin as adjusted for locational price differentials. During 2012 , we added 634 Bcfe of additions to our proved reserves. During 2012, we participated in the drilling of 548 gross wells at a net capital cost of approximately $1,130 million.

Proved reserves sensitivity by price scenario

The SEC disclosures rules allow for optional reserves sensitivity analysis, such as the sensitivity that oil and natural gas reserves have to price fluctuations. We have chosen to compare domestic proved reserves from the 2012 SEC case to an Alternate Price Scenario which applies prices from the 2011 SEC case to the 2012 SEC case.

The 2012 SEC case was derived using the pricing previously described. The Alternate Price Scenario reflects prices used for our year-end 2011 reserves which were calculated using the 12-month average, first-of-the-month price during 2011 for the applicable indices for each basin, as adjusted for local price differentials. Applying the prices used for our year-end 2011 reserves to the year-end 2012 reserves resulted in an average natural gas price of $3.68 per Mcf, an average oil price of $86.75 per barrel, and an average NGL price of $51.83 per barrel. This sensitivity scenario was not audited by a third party.

The following table shows domestic proved reserves utilizing the 2012 SEC case compared with an Alternate Price Scenario. Both of these cases assume that proved undeveloped reserves are drilled within five years. No changes were made to operating costs assumptions in the Alternate Price Scenario. Total capital expenditures would be increased by $1,035 million associated with 600 Bcfe of additional proved undeveloped locations in the Alternate Price Scenario.

	2012 SEC case				Alternate Price Scenario
	Gas MMcf	NGL Mbbl	Oil Mbbl	Equivalent MMcfe	Gas MMcf	NGL Mbbl	Oil Mbbl	Equivalent MMcfe
Piceance Basin	2,338,554	103,094	8,755	3,009,650	2,772,549	124,204	11,025	3,583,927
Bakken Shale	34,074	6,790	67,463	479,593	34,303	6,835	67,911	482,775
Marcellus Shale	322,400	—	—	322,400	389,319	—	—	389,319
Powder River Basin	235,127	17	110	235,890	324,303	17	111	325,072
San Juan Basin	419,967	458	78	423,182	526,062	565	77	529,915
Other	18,951	—	141	19,792	26,539	—	200	27,736

Total Proved-Domestic	3,369,073	110,359	76,547	4,490,507	4,073,075	131,621	79,324	5,338,744

Total domestic proved reserves increase by 848 Bcfe in the Alternate Price Scenario as compared to the 2012 SEC case.

Proved reserves reconciliation

The 634 Bcfe of Extensions and Discoveries reflects 225 Bcfe added for drilled locations and 405 Bcfe added for new proved undeveloped locations. The extensions and discoveries were primarily in the Williston Basin, Appalachia Basin and Piceance Basin. The 225 Bcfe of Divestitures primarily represents the holdings in the Barnett Shale and Arkoma Basin that were sold in 2012. The overall negative revisions of 498 Bcfe reflects 572 Bcfe that were uneconomic due to the decline in the 12-month average natural gas and natural gas liquids price partially offset by a net increase related to proved undeveloped locations under the SEC five year rule. The 848 Bcfe related to Price Revisions and Extensions in the table above represents 600 Bcfe related to proved locations at year-end 2011 that were uneconomic under the prices used for the year-end 2012 reserves and additional proved undeveloped locations associated with our 2012 drilling program that are economic at the Alternate Price Scenario. The remaining amount relates to the extension of the productive life of proved reserves at December 31, 2012 under the Alternate Price Scenario.

Reserves estimation process

Our reserves are estimated by deterministic methods using an appropriate combination of production performance analysis and volumetric techniques. The proved reserves for economic undrilled locations are estimated by analogy or volumetrically from offset developed locations. Reservoir continuity and lateral pervasiveness of our tight-sands, shale and coal bed methane reservoirs is established by combinations of subsurface analysis and analysis of 2D and 3D seismic data and pressure data. Understanding reservoir quality may be augmented by core samples analysis.

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

The reserves estimates resulting from our process are subjected to both internal and external controls to promote transparency and accuracy of the year-end reserves estimates. Our internal reserves analysis team is independent and does not work within an asset team or report directly to anyone on an asset team. The reserves analysis department provides detailed independent review and extensive documentation of the year-end process. Our internal processes and controls, as they relate to the year-end reserves, are reviewed and updated as appropriate. The compensation of our reserves analysis team is not directly linked to reserves additions or revisions except to the extent that reserves additions are a component of our all-employee incentive plan.

Approximately 99 percent of our total year-end 2012 domestic proved reserves estimates were audited by NSAI. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures in preparing the December 31, 2012 reserves estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, as prepared by us.

The technical person primarily responsible for overseeing preparation of the reserves estimates and the third party reserves audit is the Director of Reserves and Production Services. The Director’s qualifications include 30 years of reserves evaluation experience, a B.S. in geology from the University of Texas at Austin, an M.S. in Physical Sciences from the University of Houston and membership in the American Association of Petroleum Geologists and The Society of Petroleum Engineers.

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

At December 31, 2012, our proved undeveloped reserves were 1,788 Bcfe, a decrease of 271 Bcfe over our December 31, 2011 proved undeveloped reserves estimate of 2,059 Bcfe. During 2012, 220 Bcfe of our December 31, 2011 proved undeveloped reserves were converted to proved developed reserves at a cost of $333 million. An additional 250 Bcfe of proved developed reserves was added to total proved reserves due to the development of unproved locations. As of 2012 year-end, we have reclassified a 143 Bcfe from proved to probable reserves due to the SEC five year rules. An additional 534 Bcfe that were uneconomic at 12-month average pricing used in 2012 were also reclassified from proved. Combined additions and revisions of proved undeveloped drillings locations were 692 Bcfe of which 405 Bcfe were additions or extensions of previously unproved locations and the remainder was primarily due to the restoration of reserves that were reclassified to probable reserves in prior years due to the SEC five year rules. These reclassified reserves under the SEC five year rule are predominately in the Piceance Basin where we have a large inventory of drilling locations. Additionally, our divestiture in 2012 of our holdings in the Barnett Shale and Arkoma Basin accounted for a 48 Bcfe decline in proved undeveloped reserves.

All proved undeveloped locations are scheduled to be spud within the next five years.

Oil and Gas Production, Production Prices and Production Costs

The following table summarizes our net production sales for the years indicated.

	Year Ended December 31,
	2012	2011	2010
Production Sales Data:
Natural Gas (MMcf)
U.S.
Piceance Basin	246,179	247,700	230,279
Other(a)	151,303	141,080	141,210
International(b)	7,061	7,389	7,088

Total	404,543	396,169	378,577
NGLs (Mbbls)
U.S.
Piceance Basin	10,075	9,902	8,003
Other(a)	317	155	51
International(b)	181	183	162

Total	10,573	10,240	8,216
Oil (Mbbls)
U.S.	4,394	2,651	828
International(b)	2,178	2,054	1,980

Total	6,572	4,705	2,808
Combined Equivalent Volumes (MMcfe)(b)	507,416	485,840	444,720
Combined Equivalent Volumes (Mboe)	84,569	80,973	74,121
Average Daily Combined Equivalent Volumes (MMcfe/d)
U.S.
Piceance Basin	852	855	775
Other(a)	476	419	388
International(b)	58	57	55

Total	1,386	1,331	1,218

(a)	Excludes production from our Barnett Shale and Arkoma Basin operations, which were the subject of a disposition in 2012.
(b)	Includes approximately 69 percent of Apco’s production (which corresponds to our ownership interest in Apco) and other minor directly held interests.

The following tables summarize our domestic sales price and cost information for the years indicated.

	Year Ended December 31,
	2012	2011	2010
Domestic realized average price per unit(a):
Natural gas, without hedges (per Mcf)	$2.32	$3.48	$3.68
Impact of hedges (per Mcf)	1.06	0.84	0.90

Natural gas, with hedges (per Mcf)	$3.38	$4.32	$4.58

NGL, without hedges (per Bbl)	$28.56	$40.17	$35.02
Impact of hedges (per Bbl)	—	—	—

NGL, with hedges (per Bbl)	$28.56	$40.17	$35.02

Oil, without hedges (per Bbl)	$83.35	$84.91	$65.93
Impact of hedges (per Bbl)	2.23	0.39	—

Oil, with hedges (per Bbl)	$85.58	$85.30	$65.93

Price per Boe, without hedges(b)	$19.57	$25.56	$24.06

Price per Boe, with hedges(b)	$24.91	$29.78	$28.76

Price per Mcfe, without hedges(b)	$3.26	$4.26	$4.01

Price per Mcfe, with hedges(b)	$4.15	$4.96	$4.79

(a)	Excludes our Barnett Shale and Arkoma Basin operations, which were the subject of a disposition in 2012.
(b)	Realized average prices reflect realized market prices, net of fuel and shrink.

	Year Ended December 31,
	2012	2011	2010
Domestic expenses per Mcfe(a):
Operating expenses:
Lifting costs and workovers	$0.44	$0.43	$0.41
Facilities operating expense	0.03	0.03	0.12
Other operating and maintenance	0.05	0.05	0.04

Total LOE	$0.52	$0.51	$0.57
Gathering, processing and transportation charges	1.04	1.05	0.75
Taxes other than income	0.18	0.24	0.25

Production cost	$1.74	$1.80	$1.57

General and administrative	$0.56	$0.57	$0.55

Depreciation, depletion and amortization	$1.93	$1.89	$1.87

(a)	Excludes our Barnett Shale and Arkoma Basin operations, which were the subject of a disposition in 2012.

Productive Oil and Gas Wells

The table below summarizes 2012 productive wells by area(a).

	Gas Wells (Gross)	Gas Wells (Net)	Oil Wells (Gross)	Oil Wells (Net)
Piceance Basin	4,494	4,101	—	—
Bakken Shale	—	—	101	62
Marcellus Shale	114	65	—	—
Powder River Basin	5,114	2,212	—	—
San Juan Basin	3,288	887	—	—
Other(b)	1,067	26	—	—

Total	14,077	7,291	101	62

(a)	We use the term “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest.
(b)	Other includes Green River Basin and miscellaneous smaller properties.

At December 31, 2012, there were 233 gross and 110 net producing wells with multiple completions.

Developed and Undeveloped Acreage

The following table summarizes our leased acreage as of December 31, 2012.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Piceance Basin	126,763	99,683	159,035	117,146	285,798	216,829
Bakken Shale	56,846	51,478	34,361	32,727	91,207	84,205
Marcellus Shale	25,669	17,670	123,968	96,397	149,637	114,067
Powder River Basin	641,273	291,287	246,282	107,183	887,555	398,470
San Juan Basin	228,516	114,781	48,409	40,691	276,925	155,472
Other(a)	24,312	3,171	218,312	150,719	242,624	153,890

Total	1,103,379	578,070	830,367	544,863	1,933,746	1,122,933

(a)	Other includes Green River Basins, other Williston Basin acreage and miscellaneous smaller properties.

Drilling and Exploratory Activities

We focus on lower-risk development drilling. Our development drilling success rate was 100 percent in 2012 and approximately 99 percent in both 2011 and 2010.

The following table summarizes the number of domestic wells drilled for the periods indicated.

	2012		2011		2010
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
Piceance Basin	239	208	385	361	398	360
Bakken Shale	41	27	25	20	—	—
Marcellus Shale	54	33	36	17	8	3
Powder River Basin	150	92	523	225	531	244
San Juan Basin	11	6	56	33	43	15
Other(a)	52	—	212	34	177	38

Productive, development	547	366	1,237	690	1,157	660
Productive, exploration	1	1	2	2	—	—

Total Productive	548	367	1,239	692	1,157	660
Dry, development	—	—	2	1	5	4
Dry, exploration	—	—	—	—	—	—

Total Drilled	548	367	1,241	693	1,162	664

(a)	Other includes Green River Basin and miscellaneous smaller properties.

Total gross operated wells drilled were 423 in 2012, 758 in 2011 and 656 in 2010.

Present Activities

At December 31, 2012, we had ten gross (seven net) wells in the process of being drilled. As previously noted in Significant Properties, we also have a large number of wells that are awaiting completion.

Scheduled Lease Expirations

Domestic. The table below sets forth, as of December 31, 2012, the gross and net acres scheduled to expire over the next several years. The acreage will not expire if we are able to establish production by drilling wells on the lease prior to the expiration date. We expect to hold substantially all of the Bakken Shale acreage by drilling prior to its expiration. We expect to hold most of the Marcellus Shale acreage through a combination of drilling, lease extensions and renewals.

	2013	2014	2015	2016 +	Total
Piceance Basin	3,157	15,599	778	13,716	33,250
Bakken Shale	3,404	874	40	979	5,297
Marcellus Shale	38,467	11,567	22,636	29,516	102,186
Powder River Basin	13,647	1,879	—	1,706	17,232
San Juan Basin	—	—	—	8,163	8,163
Other	14,961	30,083	12,458	82,085	139,587

Total (Gross Acres)	73,636	60,002	35,912	136,165	305,715

	2013	2014	2015	2016 +	Total
Piceance Basin	2,047	8,323	399	12,081	22,850
Bakken Shale	3,346	491	20	979	4,836
Marcellus Shale	29,386	8,227	19,668	22,461	79,742
Powder River Basin	6,722	933	—	872	8,527
San Juan Basin	—	—	—	8,163	8,163
Other	14,164	29,350	12,213	82,085	137,812

Total (Net Acres)	55,665	47,324	32,300	126,641	261,930

International. In general, all of our concessions have expiration dates of either 2025 or 2026, except for two concessions that expire beyond 2030 and four that expire in 2015 and 2016. With respect to these four, we are negotiating ten-year extensions for which we have contractual rights. These four concessions represent approximately 169,000 acres net to Apco or approximately 116,000 acres net to WPX based on our 69 percent ownership in Apco. Our remaining properties in Argentina and Colombia are all exploration permits or exploration contracts that have much shorter terms and on which we have made exploration investment commitments that must be completed. These areas will expire between 2013 and 2017 unless discoveries are made. There are opportunities to extend exploration terms for a year with good technical justification. We can either declare the portions of these blocks where we have made discoveries commercial and convert that acreage to a concession or exploitation acreage with a specified term for production of 25 to 35 years, or relinquish a portion or the balance of the acreage if we are not willing to make further exploration commitments.

Gas Management

Our sales and marketing activities include the sale of our natural gas, NGL and oil production along with third party purchases and sales of natural gas, which includes natural gas purchased from working interest owners in operated wells and other area third party producers. Through May 1, 2012, this activity included sales of natural gas to Williams Partners for use in its midstream business. Our sales and marketing activities also include the management of various natural gas related contracts such as transportation, storage and related price risk management activity. We primarily engage in these activities to enhance the value received from the sale of our natural gas and oil production. Revenues associated with the sale of our production are recorded in oil and gas revenues. The revenues and expenses related to other marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses.

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

Customers

Oil, NGLs and natural gas production is sold through our sales and marketing activities to a variety of purchasers under various length contracts ranging from one day to multi-year at market based prices. Our third party customers include other producers, utility companies, power generators, banks, marketing and trading companies and midstream service providers. In 2012, natural gas sales to BP Energy Company accounted for approximately 10 percent of our consolidated revenues. During 2012, Williams accounted for 12 percent of our consolidated revenue. We believe that the loss of one or more of our current natural gas, oil or NGLs purchasers would not have a material adverse effect on our ability to sell our production, because any individual purchaser could be readily replaced by another purchaser, absent a broad market disruption.

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

Drilling and Production

Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribal areas where we operate also regulate one or more of the following activities:

•	the location of wells;

•	the method of drilling and casing wells;

•	the timing of construction or drilling activities including seasonal wildlife closures;

•	the employment of tribal members or use of tribal owned service businesses;

•	the rates of production or “allowables;”

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells;

•	the notice to surface owners and other third parties; and

•	the use, maintenance and restoration of roads and bridges used during all phases of drilling and production.

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

The FERC also regulates interstate natural gas transportation rates and service conditions and establishes the terms under which we may use interstate natural gas pipeline capacity, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas and release of our natural gas pipeline capacity. Commencing in 1985, the FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing natural gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with them. The FERC’s initiatives have led to the development of a competitive, open access market for natural gas purchases and sales that permits all purchasers of natural gas to buy directly from third-party sellers other than pipelines. However, the natural gas industry historically has been very heavily regulated; therefore, we cannot guarantee that the less stringent regulatory approach currently pursued by the FERC and Congress will continue indefinitely into the future nor can we determine what effect, if any, future regulatory changes might have on our natural gas related activities.

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

Operation on Native American Reservations

A portion of our leases are, and some of our future leases may be, regulated by Native American tribes. In addition to regulation by various federal, state, and local agencies and authorities, an entirely separate and distinct set of laws and regulations applies to lessees, operators and other parties within the boundaries of Native American reservations in the United States. Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, the Office of Natural Resources Revenue and Bureau of Land Management (“BLM”), and the Environmental Protection Agency (“EPA”), together with each Native American tribe, promulgate and enforce regulations pertaining to oil and gas operations on Native American reservations. These regulations include lease provisions, royalty matters, drilling and production requirements, environmental standards, Tribal employment contractor preferences and numerous other matters.

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

Public and regulatory scrutiny of the energy industry has resulted in increased environmental regulation and enforcement being either proposed or implemented. For example, EPA’s 2011 – 2013 National Enforcement Initiatives include Energy Extraction and “Assuring Energy Extraction Activities Comply with Environmental

Laws.” According to the EPA’s website, “some techniques for natural gas extraction pose a significant risk to public health and the environment.” To address these concerns, the EPA’s goal is to “address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment.” The EPA has emphasized that this initiative will be focused on those areas of the country where energy extraction activities are concentrated, and the focus and nature of the enforcement activities will vary with the type of activity and the related pollution problem presented. This initiative could involve a large scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.

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

Air Emissions. The CAA and associated state laws and regulations restricts the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities. In 2012, the EPA issued federal regulations affecting our operations under the New Source Performance Standards (“NSPS”) provisions (new Subpart OOOO) and expanded regulations under national emission standards for hazardous air pollutants (“NESHAP”), although implementation of some of the more rigorous requirements is not required until 2015.

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

Hydraulic Fracturing. We ordinarily use hydraulic fracturing as a means to maximize the productivity of our oil and gas wells in all of the domestic basins in which we operate. Our net acreage position in the basins in which hydraulic fracturing is utilized total approximately 690,000 acres and represents approximately 64 percent of our domestic proved undeveloped oil and gas reserves. Although average drilling and completion costs for each basin will vary, as will the cost of each well within a given basin, on average approximately 30 percent of the drilling and completion costs for each of our wells for which we use hydraulic fracturing is associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completion of our wells are treated and are built into and funded through our normal capital expenditure budget.

The protection of groundwater quality is extremely important to us. We follow applicable standard industry practices and legal requirements for groundwater protection in our operations. These measures are subject to close supervision by state and federal regulators (including the BLM with respect to federal acreage), which conduct many inspections during operations that include hydraulic fracturing. Industry standards and legal requirements for groundwater protection focus on six principal areas: (i) pressure testing of well construction and integrity, (ii) lining of pits used to hold water and other fluids used in the drilling process isolated from surface water and groundwater, (iii) casing and cementing practices for wells to ensure separation of the production zone from groundwater, (iv) disclosure of the chemical content of fracturing liquids, (v) setback requirements as to the location of waste disposal areas, and (vi) pre- and post-drilling groundwater sampling. The legal requirements relating to the protection of surface water and groundwater vary from state to state and there are also federal regulations and guidance that apply to all domestic drilling. In addition, the American Petroleum Institute publishes industry standards and guidance for hydraulic fracturing and the protection of surface water and groundwater. Our policy and practice is to follow all applicable guidelines and regulations in the areas where we conduct hydraulic fracturing.

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

•	We conduct baseline water monitoring in many of the basins in which we use hydraulic fracturing:

•	In Colorado, baseline water monitoring is required by the Colorado Oil and Gas Conservation Commission (“COGCC”) and may be required by BLM as a condition of approval for the drilling permit.

•	In Pennsylvania, we perform baseline water monitoring pursuant to Pennsylvania Department of Environmental Protection requirements.

•

There are currently no regulatory requirements to conduct baseline water monitoring in the Bakken Shale or the New Mexico portion of our San Juan Basin assets. We plan to begin voluntarily conducting water monitoring in the Bakken Shale. The majority of our assets in the San Juan Basin are on federal lands, and there are few cases where water wells are within one to two miles of our wells, which is outside the range that we would typically sample.

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

Approximately 99 percent of hydraulic fracturing fluids are made up of water and sand. We utilize major hydraulic fracturing service companies whose research departments conduct ongoing development of “greener” chemicals that are used in fracturing. We evaluate, test, and where appropriate adopt those products that are more environmentally friendly. We have also chosen to participate in a voluntary fracturing chemical registry that is a public website: www.fracfocus.org at which interested persons can find out information about fracturing fluids. This registry is a joint project of the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission and provides our industry with an avenue to voluntarily disclose chemicals used in the hydraulic fracturing process. The Company registered with the FracFocus Chemical Disclosure Registry in April 2011 and began uploading data when the registry went live on April 11, 2011. To date, we have loaded data on more than 800 wells, including data relating to wells fractured since January 1, 2011, to the site. Consistent with other industry participants, we are not planning to add data on wells drilled prior to 2011. The information included on this website is not incorporated by reference in this Annual Report on Form 10-K.

In 2012, we used 100 percent recycled water for our hydraulic fracturing operations in our largest area of development, the Piceance Basin. This recycling process lessens the demand on local natural water resources. Any water that is recovered in our operations that is not used for our hydraulic fracturing operations is safely disposed in accordance with the state and federal rules and regulations in a manner that does not impact underground aquifers and surface waters. In the Marcellus, we use a blend of recycled water from our hydraulic fracturing operations with water from natural sources.

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

Recently, there has been a heightened debate over whether the fluids used in hydraulic fracturing may contaminate drinking water supply and proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing. Both the United States House of Representatives and Senate have considered Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) bills and a number of states, including states in which we have operations, are looking to more closely regulate hydraulic fracturing due to concerns about water supply. The recent congressional legislative efforts seek to regulate hydraulic fracturing to Underground Injection Control program requirements, which would significantly increase well capital costs. If the exemption for hydraulic fracturing is removed from the SDWA, or if other legislation is enacted at the federal, state or local level, any restrictions on the use of hydraulic fracturing contained in any such legislation could have a significant impact on our financial condition and results of operations.

Federal agencies are also considering regulation of hydraulic fracturing. The EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection

Control Program, and on May 10, 2012, the EPA published its proposed guidance on the issue. The public comment period for the proposed permitting guidance closed on August 23, 2012, and the EPA has yet to issue any final guidance. On October 21, 2011, the EPA announced its intention to propose regulation by 2014 under the CWA to regulate wastewater discharges from hydraulic fracturing and other natural gas production. The EPA is also collecting information as part of a study into the effects of hydraulic fracturing on drinking water. The results of this study, which are expected to be published in a draft report for public and peer review in 2014, could result in additional regulations, which could lead to operational burdens similar to those described above. In connection with the EPA study, we have received and responded to a request for information from the EPA for 52 of our wells located in various basins that have been hydraulically fractured. The requested information covers well design, construction and completion practices, among other things. We understand that similar requests were sent to eight other companies that own or operate wells that utilized hydraulic fracturing.

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

Several states, including Pennsylvania, Colorado, North Dakota, New Mexico and Wyoming, have adopted or are considering adopting, regulations that could restrict or impose additional requirements related to hydraulic fracturing. For example, on December 13, 2011, the Texas Railroad Commission adopted Statewide Rule 29, which requires public disclosure of the chemicals that operators use during hydraulic fracturing in Texas for all operators that receive a permit on or after February 1, 2012. Pennsylvania also requires that detailed information be disclosed regarding the hydraulic fracturing fluids, including but not limited to, a list of chemical additives, volume of each chemical added, and list of chemicals in the material safety data sheets. Since June 2009, Colorado has required all operators to maintain a chemical inventory by well site for each chemical product used downhole or stored for use downhole during drilling, completion and workover operations, including fracture stimulation in an amount exceeding 500 pounds during any quarterly reporting period. Colorado adopted its final hydraulic fracturing chemical disclosure rules on December 13, 2011. Wyoming requires public disclosure of chemicals used in hydraulic fracturing. Disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. A number of states have also adopted regulations increasing the setback requirements, or are in the process of rulemaking to address the issue, including Colorado, New Mexico and Pennsylvania.

In addition, a number of local governments in Colorado have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities, while some state and local governments in the Marcellus Shale and San Juan Basin in New Mexico have considered or imposed temporary moratoria on drilling operations using hydraulic fracturing until further study of the potential environmental and human health impacts by the EPA or the relative state agencies are completed. Additionally, publicly operated treatment works facilities in Pennsylvania have ceased taking wastewater from hydraulic fracturing operations, and we are now recycling this wastewater and utilizing it in subsequent hydraulic fracturing operations. At this time, it is not possible to estimate the potential impact on our business of these state and local actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing.

Global Warming and Climate Change. Recent scientific studies have suggested that emissions of GHGs, including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere. Both houses of Congress have previously considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The EPA has begun to regulate GHG emissions. On December 7, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public heath and the environment. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA issued a final rule that went into effect in 2011 that makes certain stationary sources and newer modification projects subject to permitting requirements for GHG emissions. On November 30, 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage, and distribution facilities. Reporting of GHG emissions from such facilities will be required on an annual basis, and our reporting began in 2012 for emissions occurring in 2011. We are required to report our GHG emissions under this rule but are not subject to GHG permitting requirements. Several of the EPA’s GHG rules are being challenged in court proceedings and depending on the outcome of such proceedings, such rules may be modified or rescinded or the EPA could develop new rules.

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

Foreign Operations. Our exploration and production operations outside the United States are subject to various types of regulations similar to those described above imposed by the governments of the countries in which we operate, and may affect our operations and costs within those countries. For example, the Argentine Department of Energy and the government of the provinces in which Apco’s oil and gas producing concessions are located have environmental control policies and regulations that must be adhered to when conducting oil and gas exploration and exploitation activities. Future environmental regulation of certain aspects of our operations in Argentina and Colombia that are currently unregulated and changes in the laws or regulations could materially affect our financial condition and results of operations.

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

EMPLOYEES

At December 31, 2012 , we had approximately 1,200 full-time employees.

FINANCIAL INFORMATION ABOUT SEGMENTS

See Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17 of our Notes to Consolidated Financial Statements for financial information with respect to our segments’ revenues, profits or losses, and total assets.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Item 8—Financial Statements and Supplementary Data—Note 17 of our Notes to Consolidated Financial Statements for amounts of revenues during the last three fiscal years from external customers attributable to the United States and all foreign countries. Also, see Note 17 of the Notes to Consolidated Financial Statements for information relating to long-lived assets during the last three fiscal years, located in the United States and all foreign countries.

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

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved gas and oil reserves;

•	Reserve potential;

•	Development drilling potential;

•	Cash flow from operations or results of operations;

•	Acquisitions or divestitures

•	Seasonality of our business; and

•	Natural gas, natural gas liquids (“NGLs”) and crude oil prices and demand.

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

Our exploration, development and acquisition activities require substantial capital expenditures. We expect to fund our capital expenditures through a combination of cash flows from operations and, when appropriate, borrowings under our credit facility. Future cash flows are subject to a number of variables, including the level of production from existing wells, prices of natural gas and oil and our success in developing and producing new reserves. If our cash flow from operations is not sufficient to fund our capital expenditure budget, we may have limited ability to obtain the additional capital necessary to sustain our operations at current levels. We may not be able to obtain debt or equity financing on terms favorable to us or at all. The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a decline in our natural gas and oil production or reserves, and in some areas a loss of properties.

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

Accounting rules require that we review periodically the carrying value of our natural gas and oil properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our natural gas and oil properties. A writedown constitutes a non-cash charge to earnings. For example, as a result of annual and interim assessments for impairments of our proved and unproved properties and due to significant declines in forward natural gas prices, we recorded impairments of capitalized costs of certain natural gas properties of $225 million in 2012. In addition to those long-lived assets for which impairment charges were recorded, certain others were reviewed for which no impairment was required. These reviews included other domestic producing properties and costs of acquired unproved reserves, and utilized inputs generally consistent with those described above. Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. For the other producing assets reviewed, but for which impairment charges were not recorded, we estimate that approximately three percent could be at risk for impairment if forward prices across all future periods decline by approximately 11 percent to 12 percent, on average, as compared to the forward commodity prices at December 31, 2012. We estimate that approximately 31 percent could be at risk for impairment if forward commodity prices across all periods decline by approximately 16 percent to 18 percent. A substantial portion of the remaining carrying value of these other assets (primarily related to assets in the Piceance Basin) could be at risk for impairment if forward prices across all future periods decline by approximately 23 percent, on average, as compared to the prices at December 31, 2012 . We may incur impairment charges for these or other properties in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

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

Approximately 40 percent of our total estimated proved reserves at December 31, 2012 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve engineer reports assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.

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

The majority of our acreage in the Marcellus Shale is not currently held by production. Unless production in paying quantities is established on units containing these leases during their terms, the leases will expire. If we do not extend our leases and our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including drilling results, natural gas and oil prices, availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory and lease issues.

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

The markets for natural gas, oil and NGLs are likely to continue to be volatile. Wide fluctuations in prices might result from relatively minor changes in the supply of and demand for these commodities, market uncertainty and other factors that are beyond our control, including:

•	Weather conditions;

•	The level of consumer demand;

•	The overall economic environment;

•	Worldwide and domestic supplies of and demand for natural gas, oil and NGLs;

•	Turmoil in the Middle East and other producing regions;

•	The activities of the Organization of Petroleum Exporting Countries;

•	Terrorist attacks on production or transportation assets;

•	Variations in local market conditions (basis differential);

•	The price and availability of other types of fuels;

•	The availability of pipeline capacity;

•	Supply disruptions, including plant outages and transportation disruptions;

•	The price and quantity of foreign imports of natural gas and oil;

•	Domestic and foreign governmental regulations and taxes;

•	Volatility in the natural gas and oil markets;

•	The credit of participants in the markets where products are bought and sold; and

•	The adoption of regulations or legislation relating to climate change.

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

If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues or increase our costs. As of December 31, 2012 , we were not the operator of approximately 14 percent of our total domestic net production. Apco generally has outside-operated interests in its properties. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Because we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

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

In July 2010, federal legislation known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. Among other reasons, the Dodd-Frank Act was enacted to establish federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions in the major energy markets, including swaps, hedging and other transactions. Among other things, the Dodd-Frank Act provides for the creation of position limits for certain derivatives transactions, as well as requiring that certain transactions be cleared on exchanges, for which transactions cash or other liquid collateral will be required. Moreover, certain of the transactions required to be cleared will have to be executed on boards of trade. The position limits rule was vacated by the United States District Court for the District of Columbia in September of 2012, although the Commodities Futures Trading Commission (“CFTC”) has stated that it will appeal the District Court’s decision.

The final impact of the Dodd-Frank Act on our hedging activities is uncertain at this time due to the fact that the SEC, the CFTC and other federal regulatory bodies that have involvement in this area have yet to complete the rules and regulations implementing the new legislation. Although we believe the derivative contracts that we enter into should not be impacted by position limits and that we should generally be eligible to elect the exception from any requirement to clear our hedging transactions through a central exchange, the impact upon our businesses will depend on the outcome of the implementing regulations adopted by the CFTC and other federal regulators, among other factors.

Depending on the rules adopted by the CFTC and other federal regulatory bodies, the cost of entering into and maintaining derivative contracts could significantly increase, including from costs associated with swap recordkeeping and reporting requirements, and because we might in the future be required to provide cash or other liquid collateral for our commodities hedging transactions under circumstances in which we do not currently do so. Posting of such additional cash or illiquid collateral could impact our liquidity and reduce our cash available for capital expenditures and reduce our ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. The Dodd-Frank Act and related swaps regulations could materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. To the extent we do enter into derivatives transactions, the Dodd-Frank Act and the related swaps regulations may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties and therefore increase our exposure to less creditworthy parties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and may be otherwise adversely affected and our cash flows may be less predictable.

Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

In 2012, the Argentine government asserted that certain exploration and production companies operating in Argentina had not invested sufficiently to overcome Argentina’s domestic production declines, thereby leading to reduced levels of oil and natural gas production as well as reductions in oil and natural gas proved reserves. On that basis, six provinces rescinded certain of Repsol YPF S.A.’s (“YPF”) and other producers’ concessions. In addition, the federal government expropriated a majority interest in YPF, the largest oil producing company in Argentina. If the government subjectively determines that we have not sufficiently invested in our properties, it could take action with regard to our concessions before our contract terms expire.

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

Numerous states have announced or adopted programs to stabilize and reduce GHGs, as well as their own reporting requirements. On September 22, 2009, the EPA finalized a GHG reporting rule that requires large sources of GHG emissions to monitor, maintain records on, and annually report their GHG emissions. On November 8, 2010, the EPA also issued GHG monitoring and reporting regulations that went into effect on December 30, 2010, specifically for oil and natural gas facilities, including onshore and offshore oil and natural gas production facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year—the Greenhouse Gas Reporting Program (“GHGRP”). The rule requires reporting of GHG emissions by regulated facilities to the EPA by March 2012 for emissions during 2011 and annually thereafter. We are required to report our GHG emissions to the EPA each year in March under this rule. The EPA publishes the data on its website. The EPA also issued a final rule that makes certain stationary sources and newer modification projects subject to permitting requirements for GHG emissions, beginning in 2011, under the CAA.

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

Various governmental authorities, including the EPA, the U.S. Department of the Interior, the Bureau of Indian Affairs and analogous state agencies and tribal governments, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the imposition of stricter conditions on or revocation of permits, the issuance of injunctions limiting or preventing some or all of our operations, delays in granting permits and cancellation of leases.

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

In March 2010, the EPA announced its National Enforcement Initiatives for 2011 to 2013, which includes Energy Extraction and “Assuring Energy Extraction Activities Comply with Environmental Laws.” According to the EPA’s website, “some techniques for natural gas extraction pose a significant risk to public health and the environment.” To address these concerns, the EPA’s goal is to “address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment.” This initiative could involve a large scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.

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

Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formations in order to stimulate natural gas production. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs. Recently, there has been heightened debate about the hydraulic fracturing process and proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing. If adopted, this legislation could establish an additional level of regulation and permitting at the federal, state or local levels, and could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing. The EPA published its “Status Report” in December 2012 and expects to publish results for public and peer review in 2014. On October 21, 2011, the EPA announced its intention to propose regulations by 2014 under the CWA to regulate wastewater discharges from hydraulic fracturing and other natural gas production. In addition to the EPA study, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board issued a report on hydraulic fracturing in August 2011, which includes recommendations to address concerns related to hydraulic fracturing and shale gas production, including but not limited to conducting additional field studies on possible methane leakage from shale gas wells to water reservoirs and adopting new rules and enforcement practices to protect drinking and surface waters.

Several states have adopted or considered legislation requiring the disclosure of fracturing fluids and other restrictions on hydraulic fracturing, including states in which we operate (e.g., Wyoming, Pennsylvania, Colorado, North Dakota and New Mexico). The U.S. Department of the Interior is also considering disclosure requirements or other mandates for hydraulic fracturing on federal land, which, if adopted, would affect our operations on federal lands. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business as well as delay or prevent the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing.

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

Tax laws and regulations may change over time, including changes to certain federal income tax deductions currently available with respect to oil and gas exploration and production.

Tax laws and regulations are highly complex and subject to interpretation, and the tax laws and regulations to which we are subject may change over time. Our tax filings are based upon our interpretation of the tax laws in effect in various jurisdictions for the periods for which the filings are made. If these laws or regulations change, or if the taxing authorities do not agree with our interpretation, it could have a material adverse effect on us.

President Obama has proposed changes to certain federal income tax provisions currently available to oil and gas exploration and production companies. Such changes include, but are not limited to, (i) repeal of the percentage depletion allowance for oil and gas properties; (ii) elimination of the ability to fully deduct intangible drilling and development costs in the year incurred; (iii) repeal of the manufacturing deduction for certain U.S. production activities; and (iv) extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. Changes to federal tax deductions, as well as any changes to or the imposition of new state or local taxes (including production, severance, or similar taxes) could negatively affect our financial condition and results of operations.

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

Certain of our accounting services are currently provided by our outsourcing provider from service centers outside of the United States. The economic and political conditions in certain countries from which our outsourcing providers may provide services to us present similar risks of business operations located outside of the United States, including risks of interruption of business, war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law or tax policy, that are greater than in the United States.

Our assets and operations can be adversely affected by weather and other natural phenomena.

Our assets and operations can be adversely affected by hurricanes, floods, earthquakes, tornadoes and other natural phenomena and weather conditions, including extreme temperatures. Insurance may be inadequate, and in some instances, it may not be available on commercially reasonable terms. A significant disruption in operations or a significant liability for which we were not fully insured could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Separation from Williams

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

We may not achieve the anticipated benefits from our separation for a variety of reasons. For example, although we have direct access to the debt and equity capital markets following the separation, we may not be able to issue debt or equity on terms acceptable to us or at all. The availability of shares of our common stock for use as consideration for acquisitions also will not ensure that we will be able to successfully pursue acquisitions or that the acquisitions will be successful. Moreover, even with equity compensation tied to our business we may not be able to attract and retain employees as desired. We also may not fully realize the anticipated benefits from our separation if any of the matters identified as risks in this “Risk Factors” section were to occur. If we do not realize the anticipated benefits from our separation for any reason, our business may be materially adversely affected.

We have a short operating history as an independent, publicly traded company, and our historical financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

The historical financial information that we have included in this report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent, stand-alone entity during the periods presented or those that we will achieve in the future. We were not operated, as a separate, stand-alone company for each of the historical periods presented. The costs and expenses reflected in our historical financial information include an allocation for certain corporate functions historically provided by Williams, including executive oversight, cash management and treasury administration, financing and accounting, tax, internal audit, investor relations, payroll and human resources administration, information technology, legal, regulatory and government affairs, insurance and claims administration, records management, real estate and facilities management, sourcing and procurement, mail, print and other office services, and other services, that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. These allocations were based on what we and Williams considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. We have not adjusted our historical financial information to reflect changes that will occur in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including changes in our employee base, potential increased costs associated with reduced economies of scale, the provision of letters of credit in lieu of Williams’ guarantees to support certain contracts and increased costs associated with the SEC reporting and the NYSE requirements. Therefore, our historical financial information may not necessarily be indicative of what our financial position, results of operations or cash flows will be in the future. For additional information, see “Selected Historical Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and related notes included elsewhere in this report.

Our costs increase as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.

Prior to our separation from Williams, we operated our business as a segment of a public company. As a stand-alone public company, we incur additional legal, accounting, compliance and other expenses that we have not incurred historically. We are now obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and other sections of the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of the NYSE, and certain provisions of Sarbanes-Oxley and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

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

The spin-off was conditioned on Williams’ receipt of an opinion of its outside tax advisor reasonably acceptable to the Williams’ Board of Directors to the effect that the spin-off would not result in the recognition, for federal income tax purposes, of income, gain or loss to Williams, and Williams’ stockholders under section 355 and section 368(a)(1)(D) of the Code, except for cash payments made to stockholders in lieu of fractional shares. In addition, Williams received a private letter ruling in which the IRS made various rulings, including that the spin-off will not result in the recognition, for federal income tax purposes, of income, gain or loss to Williams and Williams’ stockholders under section 355 and section 368(a)(1)(D) of the Code, except for cash payments made to stockholders in lieu of fractional shares. The private letter ruling and opinion relied on certain facts, assumptions, representations and undertakings from Williams and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are, or become, incorrect or not otherwise satisfied, Williams and its stockholders may not be able to rely on the private letter ruling or the opinion of its tax advisor and could be subject to significant tax liabilities. In addition, an opinion of counsel is not binding upon the IRS, so, notwithstanding the opinion of Williams’ tax advisor, the IRS could conclude upon audit that the spin-off is taxable in full or in part.

Our tax sharing agreement with Williams may limit our ability to take certain actions and may require us to indemnify Williams for significant tax liabilities.

Under the tax sharing agreement, we agreed to take reasonable action to ensure that the spin-off qualifies for tax-free status under section 355 and section 368(a)(1)(D) of the Internal Revenue Code of 1986 (the “Code”). We also gave representations and agreed to various other covenants in the tax sharing agreement intended to ensure the tax-free status of the spin-off. These covenants restrict our ability to execute certain transactions for a limited period of time following the spin-off without first consulting with Williams. For example, we will consult with Williams before we sell assets outside the ordinary course of business, issue or sell additional common stock (including securities convertible into our common stock), or enter into certain other corporate security transactions during this limited time period.

Further, under the tax sharing agreement, we are required to indemnify Williams against certain tax-related liabilities that may be incurred by Williams relating to the spin-off, to the extent caused by our breach of any representations or covenants made with respect to the spin-off. These liabilities include the substantial tax-related liability that would result if the spin-off of our stock to Williams’ stockholders failed to qualify as a tax-free transaction.

We will not have complete control over our tax decisions and could be liable for income taxes owed by Williams.

For any tax periods ending on or before the spin-off, we and our U.S. subsidiaries were included in Williams’ consolidated group for federal income tax purposes as well as any combined, consolidated or unitary tax returns of Williams for state or local income tax purposes. Under the tax sharing agreement, for each period in which we were consolidated or combined with Williams for purposes of any tax return, a pro forma tax return was prepared for us as if we filed our own consolidated, combined or unitary return, except that such pro forma tax return did not include any carryovers or carrybacks of losses or credits and was calculated without regard to the federal alternative minimum tax. For any adjustments to the pro forma tax returns following the spin-off we will reimburse Williams for any additional taxes shown on the pro forma tax returns, and Williams will reimburse us for reductions in the taxes shown on the pro forma tax returns. In addition, Williams will effectively control all of our tax decisions in connection with any Williams consolidated, combined or unitary income tax returns in which we are included. Thus Williams will be able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Williams and detrimental to us.

Moreover, notwithstanding the tax sharing agreement, U.S. federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Williams fails to make any U.S. federal income tax payments required by law, we could be liable for the shortfall with respect to periods prior to the spin-off. Similar principles may apply for foreign, state or local income tax purposes where we were included in combined, consolidated or unitary returns with Williams.

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

Ownership of shares of common stock of Williams, options to acquire shares of common stock of Williams and other equity-based securities of Williams by certain of our directors and officers may create, or appear to create, potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for Williams than they do for us.

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

We cannot predict the prices at which our common stock may trade. The market price of our stock may fluctuate widely,,depending upon many factors, some of which are beyond our control, including those described above in “—Risks Related to Our Business” and the following:

•	changes in financial estimates by analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	variations in our quarterly operating results and those of our competitors;

•	general economic and stock market conditions;

•	risks related to our business and our industry, including those discussed above;

•	changes in conditions or trends in our industry, markets or customers;

•	terrorist acts;

•	future sales of our common stock or other securities; and

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

Future issuances of our common stock may depress the price of our common stock.

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

Section 203 of the DGCL and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include the following:

•	restrictions on business combinations for a three-year period with a stockholder who becomes the beneficial owner of more than 15 percent of our common stock;

•	restrictions on the ability of our stockholders to remove directors;

•	supermajority voting requirements for stockholders to amend our organizational documents; and

•	a classified Board of Directors.

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

See Item 8—Financial Statements and Supplementary Data—Note 11 of our Notes to Consolidated Financial Statements for the information that is called for by this item.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on January 3, 2012 and is listed on the New York Stock Exchange under the ticker symbol “WPX”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the New York Stock Exchange:

	Common Stock
	High	Low
Year ended December 31, 2012
Fourth Quarter	$18.31	$14.43
Third Quarter	$17.73	$14.15
Second Quarter	$18.90	$13.22
First Quarter	$19.74	$14.20

At February 26, 2013, there were 8,725 holders of record of our common stock.

We have not paid or declared any cash dividends on our common stock. Any decision as to future payment of dividends is subject to the discretion of our Board of Directors.

Item 6.	Selected Financial Data

The following financial data at December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records. The financial statements included in this Form 10-K may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during all periods presented. Accordingly, our results for periods prior to 2012 should not be relied upon as an indicator of our future performance.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Millions, except per share amounts)
Statements of operations data:
Revenues	$3,189	$3,882	$3,935	$3,586	$6,047

Income (loss) from continuing operations(a)	$(233)	$(150)	$(937)	$182	$784
Income (loss) from discontinued operations(b)	22	(142)	(346)	(42)	(56)

Net income (loss)	(211)	(292)	(1,283)	140	728
Less: Net income attributable to noncontrolling interests	12	10	8	6	8

Net income (loss) attributable to WPX Energy	$(223)	$(302)	$(1,291)	$134	$720

Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(1.23)	$(0.81)	$(4.80)	$0.89	$3.94

Income (loss) from discontinued operations	$0.11	$(0.72)	$(1.75)	$(0.21)	$(0.29)

	As of December 31,
	2012	2011	2010	2009	2008
	(Millions)
Balance sheets data
Notes payable to Williams—current(c)	$—	$—	$2,261	$1,216	$925
Long-term debt	1,508	1,503	—	—	—
Total assets	9,456	10,432	9,846	10,553	11,624
Total equity(c)	5,371	5,759	4,484	5,390	5,493

(a)	Income (loss) from continuing operations for the year ended December 31, 2012 includes $225 million of impairment charges related to producing properties and costs of acquired unproved reserves in the Green River Basin, Piceance Basin, and Powder River Basin. Income (loss) from continuing operations for the year ended December 31, 2011 includes $367 million of impairment charges related to producing properties and costs of acquired unproved reserves in the Powder River Basin. Income (loss) from continuing operations for the year ended December 31, 2010 includes a $1 billion impairment charge related to goodwill and a $175 million impairment charge related to costs of acquired unproved reserves in the Piceance Basin. Income (loss) from continuing operations in 2008 includes a $148 million gain related to the sale of a right to an international production payment. See Note 6 of the Notes to Consolidated Financial Statements for further discussion of impairments in 2012, 2011 and 2010.
(b)	Income (loss) from discontinued operations includes the results from holdings in the Barnett Shale and Arkoma Basin that were sold in 2012. The activity in 2012, 2011 and 2010 primarily relates to the Barnett Shale and Arkoma Basin operations and the remaining indemnity and other obligations related to the former power business. Activity in 2012 reflects a $38 million gain on the sale of the Barnett Shale and Arkoma Basin. Activity in 2011 and 2010 reflects pre-tax impairment charges of $180 million and $503 million, respectively, related to the Barnett Shale operations. Activity in 2008 reflects a $148 million pre-tax impairment charge related to the producing properties in the Arkoma Basin.
(c)	On June 30, 2011, all of our notes payable to Williams were cancelled by Williams. The amount due to Williams at the time of cancellation was $2.4 billion and is reflected as an increase in total equity. See Part II, Item 8, Financial Statements and Supplementary Data for activity related to our equity at December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent natural gas and oil exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on exploiting our significant natural gas reserves base and related NGLs in the Piceance Basin of the Rocky Mountain region, and on developing and growing our position in the Bakken Shale oil play in North Dakota and our Marcellus Shale natural gas position in Pennsylvania. Our other areas of domestic operations include the Powder River Basin in Wyoming and the San Juan Basin in the southwestern United States. In addition, we own a 69 percent controlling ownership interest in Apco Oil and Gas International Inc. (“Apco”) which holds oil and gas concessions in South America and trades on the NASDAQ Capital Market under the symbol “APAGF”.

In conjunction with our exploration and development activities, we engage in natural gas sales and marketing. Our sales and marketing activities includes the sale of our natural gas, oil and NGL production, along with third party purchases and sales of natural gas, which include natural gas purchased from working interest owners in operated wells and other area third party producers. Through May 1, 2012, this activity also included sales of natural gas to Williams Partners L.P. (“Williams Partners”) for use in its midstream business. Our sales and marketing activities also include the management of various natural gas related contracts such as transportation, storage and related price risk management activities. We primarily engage in these activities to enhance the value received from the sale of our natural gas and oil production. Revenues associated with the sale of our production are recorded in product revenues. The revenues and expenses related to other marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses.

WPX Energy, Inc. was formed in 2011 to effect the separation from The Williams Companies, Inc. (“Williams”) of Williams’ exploration and production business. On November 30, 2011, Williams’ Board of Directors approved the spin-off of the Company. The spin-off was completed by way of a pro rata distribution on December 31, 2011 of WPX common stock to Williams’ stockholders of record as of the close of business on December 14, 2011, the spin-off record date. Each Williams’ stockholder received one share of WPX common stock for every three shares of Williams common stock held by such stockholder on the record date.

The following discussion should be read in conjunction with the selected historical consolidated financial data and the consolidated financial statements and the related notes included in Part II, Item 8 in this Form 10-K. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements”.

Basis of Presentation

The consolidated financial statements for 2011 and 2010 included elsewhere in this Form 10-K, principally represented the Exploration & Production segment of Williams of which the legal entities were contributed to WPX in 2011. Through December 2011, our results included allocations of costs for corporate functions historically provided to us by Williams. See Note 3 of the Notes to Consolidated Financial Statements for more information.

Our management believes the assumptions and methodologies underlying the allocation of expenses from Williams were reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by us as we operate as an independent, publicly traded company.

In second-quarter 2012, we completed the sale of our holdings in the Barnett Shale and the Arkoma Basin. These properties represented less than five percent of our year- end 2011 proved domestic reserves and approximately five percent of total production in 2011. We have reported the results of operations and financial position of Barnett Shale and Arkoma operations as discontinued operations. Unless otherwise noted, the following discussion relates to our continuing operations.

Overview

The following table presents our production volumes and financial highlights for 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Production Sales Volume Data:(a)
Domestic:
Natural gas (MMcf)	397,483	388,780	371,489
Oil (MBbls)	4,394	2,651	828
NGLs (MBbls)	10,392	10,057	8,054
Domestic combined equivalent volumes (MMcfe)(b)	486,198	465,030	424,780
Domestic combined equivalent volumes (MBoe)	81,033	77,505	70,797
International combined equivalent volumes (MMcfe)(b)(c)	21,218	20,810	19,940
Total WPX combined equivalent volumes (MMcfe)(b)(c)	507,416	485,840	444,720
Production Sales Volume Per Day:
Domestic:
Natural Gas (MMcf/d)	1,086	1,065	1,018
Oil (MBbls/d)	12	7	2
NGL (MBbls/d)	28	28	22
Domestic combined equivalent volumes (MMcfe/d)	1,328	1,274	1,163
International combined equivalent volumes (MMcfe/d)(c)	58	57	55
Total WPX per day combined equivalent volumes (MMcfe/d)(c)	1,386	1,331	1,218
Financial Data (millions):
Total domestic revenues	$3,052	$3,772	$3,846
Total international revenues	$137	$110	$89
Consolidated operating income (loss)	$(280)	$(142)	$(805)
Consolidated capital expenditures	$1,521	$1,572	$1,856

(a)	Excludes production from our Barnett Shale and Arkoma Basin operations which are classified as discontinued operations.
(b)	Oil and NGLs were converted to MMcfe using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.
(c)	Includes approximately 69 percent of Apco’s production (which corresponds to our ownership interest in Apco) and other minor directly held interests.

While our total 2012 domestic production volumes increased over 2011, our 2012 results were impacted by lower realized natural gas prices coupled with lower natural gas liquids prices relative to 2011. Also, as a result of declines in forward natural gas prices during 2012 compared to 2011, we recorded impairments of producing properties and costs of acquired unproved reserves totaling $225 million during 2012. Our 2011 results were also impacted by low natural gas prices as compared to 2010 and we recognized impairment charges of $367 million on certain producing properties in 2011. Our 2010 operating results were negatively impacted by a $1 billion full impairment charge related to goodwill and $175 million of pre-tax charges associated with impairments of costs of acquired unproved reserves. See Note 6 of the Notes to the Consolidated Financial Statements.

Outlook

In 2013, we will focus on growing our oil production and developing oil reserves, primarily those located in the Williston Basin. Further, capital will be focused on the development of reserves in the middle Bakken and upper Three Forks formations of this basin.

We will remain disciplined in the development of our natural gas reserves, due to the low natural gas price environment. We will continue to focus our natural gas drilling effort in the NGL rich Piceance basin, because of our scale and efficiency of that operation, together with significant infrastructure already in place. In the Marcellus Shale/Appalachian Basin, we will focus on completing our inventory of drilled locations. Our drilling program in the Marcellus Shale/Appalachian Basin will be limited. Specifically, drilling capital in Susquehanna County, will be minimal due to infrastructure constraints on our third party gatherer’s system. Until those constraints have been rectified we will look to develop opportunities in Westmoreland Country in the Appalachian Basin.

We will continue to focus on lowering costs through reduced drilling times, efficient use of pad design and completion activities and negotiated cost savings on vendor contracts. Additionally, more favorable, previously negotiated gathering and processing contract provisions will become effective in 2013.

We will look to deploy 8 percent to 10 percent of our estimated capital spending on exploratory activities. In 2013, we expect to spud test wells in two new areas as well as continue to look at purchasing land in these and other areas. Our exploration activities are focused on increasing our commodity mix of liquids, primarily oil. We anticipate our capital spending in 2013 will be approximately $1 billion to $1.2 billion.

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

We anticipate some recovery on natural gas prices in 2013. Should this expected recovery not occur, we would need to either significantly reduce our capital spending or utilize more of our credit facility, or a combination of both. In addition, we expect an improvement in our NGL margins of approximately $25 million to $30 million due to contract provisions that are effective January 1, 2013 associated with previously negotiated gathering and processing agreements in the Piceance Basin.

We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we utilize master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements.

Commodity Price Risk Management

To manage the commodity price risk and volatility of owning producing gas and oil properties, we enter into derivative contracts for a portion of our future production. For 2013, we have the following contracts as of February 25, 2013 for our daily domestic production, shown at weighted average volumes and basin-level weighted average prices:

	2013 Natural Gas
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
NYMEX swaps	352	$3.53
Location swaps—Rockies	20	$3.89
Location swaps—San Juan	10	$3.93
Location swaps—Northeast	25	$4.63

Total all swaps	407	$3.62

	2013 Crude Oil
	Volume (Bbls/d)	Weighted Average Price ($/Bbl) Floor-Ceiling for Collars
WTI crude oil swaps	9,000	$100.52

The following is a summary of our natural gas derivative contracts for daily domestic production shown at daily volumes and basin-level weighted average prices for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu) Floor-Ceiling for Collars	Volume (BBtu/d)	Weighted Average Price ($/MMBtu) Floor-Ceiling for Collars	Volume (BBtu/d)	Weighted Average Price ($/MMBtu) Floor-Ceiling for Collars
Collar agreements—Rockies	—	$—	45	$5.30 – $7.10	100	$6.53 – $8.94
Collar agreements—San Juan	—	$—	90	$5.27 – $7.06	233	$5.75 – $7.82
Collar agreements—Mid-Continent	—	$—	80	$5.10 – $7.00	105	$5.37 – $7.41
Collar agreements—Southern California	—	$—	30	$5.83 – $7.56	45	$4.80 – $6.43
Collar agreements—Other	—	$—	30	$6.50 – $8.14	28	$5.63 – $6.87
NYMEX and basis fixed-price swaps	508	$5.06	372	$5.22	120	$4.40

The following is a summary of our crude oil and natural gas liquids contracts for daily domestic production shown at daily volumes and weighted average prices for the years ended December 31, 2012 and 2011:

	2012		2011
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
WTI Crude Oil Swaps	7,503	$97.79	3,315	$95.88
WTI Crude Oil costless collar	2,000	$85.00 – 106.30	—	$—

	2012 Natural Gas Liquids
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Natural Gas Liquids Swaps	3,661	$50.74

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

Domestic includes natural gas, natural gas liquids, and oil development and production and gas management activities located in Colorado, New Mexico, North Dakota (Bakken Shale), Pennsylvania (Marcellus Shale), and Wyoming in the United States. Our development and production techniques specialize in production from tight-sands and shale formations as well as coal bed methane reserves in the Piceance, San Juan, Powder River, Green River, Williston (Bakken Shale), and Appalachian (Marcellus Shale) Basins. Associated with our commodity production are sales and marketing activities that include the management of various commodity contracts such as transportation, storage, and related hedges coupled with the sale of our commodity volumes.

International primarily consists of our ownership in Apco, an oil and gas exploration and production company with concessions primarily in Argentina and Colombia.

Through December 2011, we elected to designate the majority of our applicable derivative instruments as cash flow hedges. In 2012, we began entering into commodity derivative contracts that continue to serve as economic hedges but are not designated as hedges for accounting purposes as we have elected not to utilize hedge accounting on new derivatives instruments. Changes in the fair value of non-hedge derivative instruments, hereafter referred to as economic hedges, are recognized as gains or losses in the earnings of the periods in which they occur, accordingly we believe this will result in future earnings that are more volatile. Hedged derivatives recorded at December 31, 2012 that are included in accumulated other comprehensive income will be realized by the end of the first-quarter 2013.

2012 vs. 2011

Revenue Analysis

	Years ended December 31,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Domestic revenues:
Natural gas sales	$1,346	$1,678	$(332)	(20)%
Oil and condensate sales	376	226	150	66%
Natural gas liquid sales	296	404	(108)	(27)%

Total product revenues	2,018	2,308	(290)	(13)%
Gas management	949	1,428	(479)	(34)%
Net gain (loss) on derivatives not designated as hedges	78	29	49	169%
Other	7	7	—	—%

Total domestic revenues	$3,052	$3,772	$(720)	(19)%

Total international revenues	$137	$110	$27	25%

Total revenues	$3,189	$3,882	$(693)	(18)%

Domestic Revenues

Significant variances in comparative revenues reflect:

•

$332 million decrease in natural gas sales reflects a per Mcf price (including the impact of hedges) of $3.38 for 2012 compared to $4.32 for 2011 on production sales volumes of 397,483 MMcf and 388,780 MMcf for 2012 and 2011, respectively. Without hedges, our natural gas price per Mcf was $2.32 compared to $3.48 for 2012 and 2011, respectively.

•

$150 million increase in oil and condensate sales reflects increased production sales volumes of 4,394 Mbbls in 2012 compared to 2,651 Mbbls in 2011. Price per barrel of oil and condensate was $85.58 (including the impact of hedges) in 2012 compared to $85.30 in 2011.

•

$108 million decrease in natural gas liquids sales reflects a per barrel price of $28.56 in 2012 compared to $40.17 in 2011. Production sales volumes were 10,392 Mbbls and 10,057 Mbbls for 2012 and 2011, respectively.

•

$479 million decrease in gas management revenues due to a 27 percent decrease in average prices on physical natural gas sales and 9 percent lower natural gas sales volumes. We experienced a similar decrease of $475 million in related gas management costs and expenses.

•

$49 million change in net gain (loss) on derivatives not designated as hedges primarily relates to unrealized and realized mark-to-market gains on crude oil and natural gas derivatives not designated as hedges.

International Revenues

International revenues increased primarily due to increased oil sales due to higher average oil sales prices and new oil production in Colombia for 2012 compared to 2011.

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$251	$235	$16	7%
Gathering, processing and transportation	504	487	17	3%
Taxes other than income	87	113	(26)	(23)%
Gas management, including charges for unutilized pipeline capacity	996	1,471	(475)	(32)%
Exploration	72	123	(51)	(41)%
Depreciation, depletion and amortization	939	880	59	7%
Impairment of producing properties and costs of acquired unproved reserves	225	367	(142)	(39)%
General and administrative	273	263	10	4%
Other—net	12	(3)	15	NM

Total domestic costs and expenses	$3,359	$3,936	$(577)	(15)%

International costs and expenses:
Lease and facility operating	$32	$27	$5	19%
Gathering, processing and transportation	2	—	2	NM
Taxes other than income	24	21	3	14%
Exploration	11	3	8	NM
Depreciation, depletion and amortization	27	22	5	23%
General and administrative	14	12	2	17%
Other—net	—	3	(3)	(100)%

Total international costs and expenses	$110	$88	$22	25%

Total costs and expenses	$3,469	$4,024	$(555)	(14)%

Domestic operating income (loss)	$(307)	$(164)	$(143)	87%

International operating income (loss)	$27	$22	$5	23%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Costs

Significant variances in comparative costs and expenses reflect:

•	Lease and facility operating expense in 2012 averaged $0.52 per Mcfe compared to $0.51 per Mcfe during 2011.

•

$17 million increase in gathering, processing and transportation expenses primarily as a result of an increase in natural gas liquids volumes. This increase includes a $9 million adjustment related to royalty calculations for prior periods. Excluding this adjustment, our gathering, processing and transportation charges averaged $1.02 per Mcfe for 2012 compared to an average of $1.05 for 2011.

•

$26 million decrease in taxes other than income for 2012 primarily reflecting the impact of decreased total product revenues (excluding hedges) resulting from lower commodity prices in 2012 compared to 2011. Our taxes other than income averaged $0.18 per Mcfe for 2012 compared to an average of $0.24 for 2011.

•

$475 million decrease in gas management expenses due to a 27 percent decrease in average prices on physical natural gas cost of sales and a 9 percent decrease in natural gas sales volumes. Also included in gas management expenses are $46 million and $35 million in 2012 and 2011, respectively, for unutilized pipeline capacity. Gas management expenses in 2012 and 2011 also include $11 million and $10 million, respectively, related to lower of cost or market charges to the carrying value of natural gas inventories in storage.

•

$51 million decrease in exploration expenses primarily reflects lower unproved leasehold impairment, amortization and expiration expenses in 2012 compared to 2011 which includes a $50 million write-off impairment of acreage in Columbia County, Pennsylvania that we no longer planned to develop. Additionally, in 2011 we incurred approximately $11 million of dry hole expenses in connection with a Marcellus Shale well in Columbia County because results were inconclusive and raised substantial doubt about the economic and operational viability of the well.

•

$59 million increase in depreciation, depletion and amortization expenses which reflects higher production volumes and a slightly higher rate. During 2012 our depreciation, depletion and amortization averaged $1.93 per Mcfe compared to an average $1.89 per Mcfe in 2011. During the course of 2012, we adjusted our estimated proved reserves used for the calculation of depletion and amortization to reflect the impact of the decrease in the 12 month average price; this resulted in a total of approximately $31 million additional depreciation, depletion and amortization expense in 2012 and was the main driver of the increase in the average per Mcfe.

•	$225 million of property impairments in 2012 compared to $367 million in 2011, as previously discussed.

•	The increase in other-net expense for 2012 primarily reflects $9 million in rig release penalties and rig standby fees. In 2013, we expect to incur additional rig standby fees.

International costs

International costs increased primarily due to higher exploration expenses related to 3-D seismic acquisition costs and dry hole expenses. Costs also increased due to higher depreciation, depletion and amortization and higher production and lifting costs.

Consolidated results below operating income (loss)

	Years ended December 31,		$ Change	Percentage Increase (Decrease)
	2012	2011
	(Millions)
Consolidated operating income (loss)	$(280)	$(142)	$(138)	97%
Interest expense	(102)	(117)	15	(13)%
Interest capitalized	8	9	(1)	(11)%
Investment income and other	30	26	4	15%

Loss from continuing operations before income taxes	(344)	(224)	(120)	54%
Benefit for income taxes	(111)	(74)	(37)	50%

Income (loss) from continuing operations	(233)	(150)	(83)	55%
Income (loss) from discontinued operations	22	(142)	164	(115)%

Net income (loss)	(211)	(292)	81	(28)%
Less: Net income attributable to noncontrolling interests	12	10	2	20%

Net income (loss) attributable to WPX Energy	$(223)	$(302)	$79	(26)%

Interest expense in 2012 primarily reflects interest accrued on our senior notes issued in November 2011. Interest expense in 2011 primarily reflects interest through June 30, 2011 associated with our unsecured notes payable with Williams. The outstanding amounts were cancelled by Williams and contributed to capital on June 30, 2011. Additionally, interest expense in 2011 also includes $11 million of interest on our senior notes issued in November 2011.

Our investment income and other primarily reflects equity earnings associated with our international and domestic equity method investments.

The benefit for income taxes increased in 2012 from 2011 due to an increased loss from continuing operations. See Note 10 of the Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Income (loss) from discontinued operations reflects a $38 million pretax gain on sale in 2012 and a $209 million pretax impairment in 2011. As previously discussed, we completed the sale of our holdings in Barnett Shale and the Arkoma Basin during 2012. See Note 2 of the Notes to Consolidated Financial Statements.

2011 vs. 2010

Revenue Analysis:

	Years ended December 31,		$ Change	Percentage Increase (Decrease)
	2011	2010
	(Millions)
Domestic revenues:
Natural gas sales	$1,678	$1,700	$(22)	(1)%
Oil and condensate sales	226	55	171	NM
Natural gas liquid sales	404	282	122	43%

Total product revenues	2,308	2,037	271	13%
Gas management	1,428	1,742	(314)	(18)%
Net gain (loss) on derivatives not designated as hedges	29	27	2	7%
Other	7	40	(33)	(83)%

Total domestic revenues	$3,772	$3,846	$(74)	(2)%

Total international revenues	$110	$89	$21	24%

Total revenues	$3,882	$3,935	$(53)	(1)%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Revenues

Significant variances in comparative revenues reflect:

•

$22 million decrease in natural gas sales reflects a per Mcf price (including the impact of hedges) of $4.32 compared to $4.58 in 2010 on production sales volumes of 388,780 MMcf and 371,489 MMcf, respectively. Without hedges, our natural gas price per Mcf in 2011 was $3.48 compared to $3.68 in 2010.

•

$171 million increase in oil and condensate sales reflects a per barrel price of $85.30 (including the impact of hedges) in 2011 compared to $65.93 in 2010. Production sales volumes in 2011 were 2,651 Mbbls compared to 828 Mbbls in 2010. Production in 2011 reflected a full year of production associated with producing wells acquired in the Bakken acquisition completed in late 2010 as well as production from wells drilled during 2011.

•

$122 million increase in natural gas liquids sales reflects a per barrel price of $40.17 in 2011 compared to $35.02 in 2010. Production sales volumes were 10,057 Mbbls in 2011 versus 8,054 Mbbls in 2010.

•

A $314 million decrease in gas management revenues primarily due to a 7 percent decrease in average prices on physical natural gas sales and 12 percent lower natural gas sales volumes. We experienced a similar decrease of $296 million in related gas management costs and expenses.

•

A $33 million decrease in other revenues primarily related to the absence of gathering revenues associated with the gathering and processing assets in Colorado’s Piceance Basin that were sold to Williams Partners in the fourth quarter of 2010.

International Revenues

International revenues increased primarily due to increased average oil sales prices.

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		$ Change	Percentage Increase (Decrease)
	2011	2010
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$235	$244	$(9)	(4)%
Gathering, processing and transportation	487	320	167	52%
Taxes other than income	113	104	9	9%
Gas management, including charges for unutilized pipeline capacity	1,471	1,767	(296)	(17)%
Exploration	123	51	72	141%
Depreciation, depletion and amortization	880	794	86	11%
Impairment of producing properties and costs of acquired unproved reserves	367	175	192	110%
Goodwill Impairment	—	1,003	(1,003)	NM
General and administrative	263	233	30	13%
Other—net	(3)	(18)	15	(83)%

Total domestic costs and expenses	$3,936	$4,673	(737)	(16)%

International costs and expenses:
Lease and facility operating	$27	$19	8	42%
Taxes other than income	21	16	5	31%
Exploration	3	6	(3)	(50)%
Depreciation, depletion and amortization	22	17	5	29%
General and administrative	12	9	3	33%
Other—net	3	—	3	NM

Total international costs and expenses	$88	$67	$21	31%

Total costs and expenses	$4,024	$4,740	$(716)	(15)%

Domestic operating income (loss)	$(164)	$(827)	$663	(80)%

International operating income (loss)	$22	$22	$—	—%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Costs

Significant variances in comparative costs and expenses reflect:

•

Lease and facility operating expense reflects higher costs associated with higher production and increased workover, water management, and maintenance activity, offset by the absence in 2011 of $28 million in expenses associated with the previously owned gathering and processing assets. Lease and facility operating expense in 2011 averaged $0.51 per Mcfe compared to $0.57 per Mcfe during 2010. Excluding the $28 million of expenses associated with the previously owned gathering and processing assets, lease obligation expense in 2010 averaged $0.51 per Mcfe.

•

$167 million higher gathering, processing and transportation expenses primarily as a result of fees paid to Williams Partners in 2011 for gathering and processing associated with certain gathering and processing assets in the Piceance Basin that we sold to Williams Partners in the fourth quarter of 2010 and an increase in natural gas liquids volumes processed at Williams Partners’ Willow Creek plant. During 2011, gathering, processing and transportation expenses were $132 million higher due to fees paid to Williams Partners pursuant to the gathering and processing agreement associated with the assets sold Williams Partners in the fourth quarter of 2010. During 2010, our operating costs were $58 million associated with these assets (primarily reflected in lease and facility operating costs ($28 million) and depreciation, depletion and amortization ($17 million)). These costs are no longer directly incurred as operating costs (but rather as gathering, processing and transportation expenses) as we no longer own or operate these assets. Our gathering, processing and transportation charges averaged $1.05 per Mcfe in 2011 compared to an average of $0.75 per Mcfe in 2010.

•	$9 million increase in taxes other than income primarily associated with higher oil and natural gas liquids sales volumes.

•

$296 million decrease in gas management expenses, primarily due to a 6 percent decrease in average prices on physical natural gas cost of sales and a 12 percent decrease in natural gas sales volumes. This activity represents natural gas purchased in connection with our gas purchase activities for Williams Partners and certain working interest owners’ share of production and to manage our transportation and storage activities. The sales associated with our marketing of this gas are included in gas management revenues. Also included in gas management expenses are $35 million and $44 million in 2011 and 2010, respectively, for unutilized pipeline capacity. Gas management expenses in 2011 and 2010 also include $10 million and $2 million, respectively, related to lower of cost or market charges to the carrying value of natural gas inventories in storage.

•

$72 million increase in exploration expense primarily due to the previously discussed dry hole and leasehold write-offs of $61 million in Columbia County, Pennsylvania coupled with increased leasehold amortization costs associated with leasehold acquisitions. Partially off-setting these increases is the absence of $15 million in dry hole charges recognized in 2010 associated with the Paradox Basin.

•

$86 million increase in depreciation, depletion and amortization expenses which reflects higher production volumes partially offset by the absence of $17 million of depreciation expense related to the assets sold to Williams Partners in 2010. During 2011, our depreciation, depletion and amortization averaged $1.89 per Mcfe compared to an average $1.87 per Mcfe in 2010.

•	$367 million of property impairments in 2011 compared to $175 million in 2010.

•	The absence of the goodwill impairment from 2010 to 2011, as previously discussed.

•

$30 million increase in general and administrative expenses primarily due to higher wages, salary and benefits costs primarily as a result of an increase in the number of employees. Our general and administrative expenses in 2011 averaged $0.57 per Mcfe in 2011 compared to an average of $0.55 per Mcfe in 2010. Additionally, general and administrative expenses in 2011 reflect approximately $5 million in costs associated with our initial public offering efforts and approximately $5 million in stock based compensation expense.

•

Other-net in 2010 reflects a gain on sale of $12 million associated with a sale of a portion of gathering and processing assets in the Piceance Basin and a $7 million gain on the exchange of undeveloped leasehold acreage with a third party.

International Costs

International costs increased primarily due to increased production and lifting costs due to greater operating and maintenance activity and increased operating taxes associated with increased revenues.

Consolidated results below operating income (loss)

	Years ended December 31,		$ Change	Percentage Increase (Decrease)
	2011	2010
	(Millions)
Consolidated operating income (loss)	$(142)	$(805)	$663	(82)%
Interest expense	(117)	(124)	7	(6)%
Interest capitalized	9	15	(6)	(40)%
Investment income and other	26	21	5	24%

Income (loss) from continuing operations before income taxes	(224)	(893)	669	(75)%
Provision (benefit) for income taxes	(74)	44	118	NM

Income (loss) from continuing operations	(150)	(937)	787	(84)%
Income (loss) from discontinued operations	(142)	(346)	204	(59)%

Net income (loss)	(292)	(1,283)	991	(77)%
Less: Net income attributable to noncontrolling interests	10	8	2	25%

Net income (loss) attributable to WPX Energy	$(302)	$(1,291)	$989	(77)%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Interest expense in 2011 primarily reflects interest expense to Williams for six months as Williams cancelled and contributed to capital all amounts due under our unsecured notes payable with them on June 30, 2011. Also, 2011 reflects interest expense on our senior notes issued in November 2011. All cash receipts and cash expenditures transferred to or from Williams from July 1, 2011 to November 30, 2011 were considered owner’s equity transactions between us and Williams and therefore no interest expense was recorded during this period. Interest expense in 2010 primarily reflects interest paid to Williams on outstanding notes payable to Williams.

Our investment income and other primarily reflects from equity earnings associated with our international and domestic equity method investments.

Provision (benefit) for income taxes in 2010 reflects the nondeductibility of goodwill impairment for tax purposes. See Note 10 of the Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Management’s Discussion and Analysis of Financial Condition and Liquidity

Overview and Liquidity

In 2012, we continued to focus upon growth through continued disciplined investments in expanding our natural gas, oil and NGL portfolio while completing the separation from Williams.

Our main sources of liquidity are cash on hand, internally generated cash flow from operations and our bank credit facility. Additional sources of liquidity, if needed and if available, include bank financings, proceeds from the issuance of long-term debt and equity securities, and proceeds from asset sales. Prior to December 1, 2011, our liquidity was managed through an internal cash management program with Williams. Daily cash activity from our domestic operation was transferred to or from Williams on a regular basis and was recorded as increases or decreases in the balance due under unsecured promissory notes we had in place with Williams through June 30, 2011, at which time the notes were cancelled by Williams. Any cash activity from July 1, 2011 until November 30, 2011 was treated as capital contribution. On December 1, 2011, we began to manage our own cash beginning with the $500 million retained after the issuance of the senior notes. In consideration of our liquidity, we note the following:

•	As of December 31, 2012, we maintained liquidity through cash, cash equivalents and available credit capacity under our credit facility.

•	Our credit exposure to derivative counterparties is partially mitigated by master netting agreements and collateral support.

•

Apco’s liquidity requirements have historically been provided by its cash flows from operations and cash on hand. Included in our cash and cash equivalents at December 31, 2012 is $35 million related to our international operations.

Outlook

We expect our capital structure will provide us financial flexibility to meet our requirements for working capital, capital expenditures, and tax and debt payments while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2013 are expected cash flows from operations and borrowings on our $1.5 billion credit facility. The combination of these sources should be sufficient to allow us to pursue our business strategy and goals for 2013.

We note the following assumptions for 2013:

•	Our capital expenditures, including international, are estimated to be approximately $1 billion to $1.2 billion in 2013, and are generally considered to be largely discretionary; and

•	Apco’s liquidity requirements will continue to be provided from its cash flows from operations and cash on hand.

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

Under the credit facility agreement (“Credit Facility Agreement”) and prior to our receipt of an investment grade rating with a stable outlook, we are required to maintain a ratio of net present value of projected future cash flows from proved reserves to Consolidated Indebtedness (as defined in the Credit Facility Agreement) of at least 1.50 to 1.00. Net present value is determined as of the end of each fiscal year and reflects the present value, discounted at 9 percent, of projected future cash flows of domestic proved oil and gas reserves (such cash flows are adjusted to reflect the impact of hedges, our lenders’ commodity price forecasts, and, if necessary,to include only a portion of our reserves that are not proved developed producing reserves). Further declines in natural gas prices during future years could reduce our net present value and thus limit our available capacity under the agreement. However, we believe that we have full access to the $1.5 billion in 2013 based on year-end pricing. See Note 9 of the Notes to Consolidated Financial Statements.

We have executed three bilateral, uncommitted letter of credit agreements which we anticipate will be renewed annually. These agreements allow us to preserve our liquidity under our revolving credit agreement while providing support to our ability to meet performance obligation needs for, among other items, various interstate pipeline contracts into which we have entered. These unsecured agreements incorporate similar terms as those in the Credit Facility Agreement. At December 31, 2012 a total of $312 million in letters of credit have been issued.

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

Standard and Poor’s(a)
Corporate Credit Rating	BB+
Senior Unsecured Debt Rating	BB+
Outlook	Stable
Moody’s Investors Service(b)
Senior Unsecured Debt Rating	Ba1
LT Corporate Family Rating	Ba1
Outlook	Stable

(a)	A rating of “BBB” or above indicates an investment grade rating. A rating below “BBB” indicates that the security has significant speculative characteristics. A “BB” rating indicates that Standard & Poor’s believes the issuer has the capacity to meet its financial commitment on the obligation, but adverse business conditions could lead to insufficient ability to meet financial commitments. Standard & Poor’s may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category.
(b)	A rating of “Baa” or above indicates an investment grade rating. A rating below “Baa” is considered to have speculative elements. The “1,” “2,” and “3” modifiers show the relative standing within a major category. A “1” indicates that an obligation ranks in the higher end of the broad rating category, “2” indicates a mid-range ranking, and “3” indicates the lower end of the category.

Sources (Uses) of Cash

The following table and discussion summarize our sources (uses) of cash for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(Millions)
Net cash provided (used) by:
Operating activities	$794	$1,206	$1,056
Investing activities	(1,204)	(1,556)	(2,337)
Financing activities	37	839	1,284

Increase (decrease) in cash and cash equivalents	$(373)	$489	$3

Operating activities

Our net cash provided by operating activities in 2012 decreased from 2011 primarily due to lower realized commodity prices.

The increase in net cash provided by operating activities in 2011 from 2010 is primarily due to net favorable changes in our operating assets and liabilities compared to 2010.

Investing activities

Our net cash used by investing activities in 2012 decreased from 2011 primarily due to the proceeds from the sale of our holdings in the Barnett Shale and Arkoma Basin. Our net cash used by investing activities in 2011 decreased from 2010 primarily due to reduced capital expenditures and the absence of our acquisitions in 2010 for Marcellus Shale and Bakken Shale properties.

Significant items include:

2012

•	Expenditures for drilling and completion were approximately $1.2 billion.

•	Proceeds of $306 million from the sale of our holdings in the Barnett Shale and Arkoma Basin.

2011

•	Expenditures for drilling and completion were approximately $1.4 billion.

2010

•	Expenditures for drilling and completion were approximately $950 million.

•	Our acquisition in July 2010 of properties in the Marcellus Shale for $599 million.

•	Our acquisition in December 2010 of oil and gas properties in the Bakken Shale for $949 million.

•

The sale in November 2010 of certain gathering and processing assets in the Piceance Basin to Williams Partners for $702 million in cash ($244 million of which was in excess of our net book value and thus a financing and capital transaction with Williams) and approximately 1.8 million Williams Partners common units, which were subsequently distributed to Williams.

Financing activities

Net cash provided by financing activities in 2012 includes $10 million of a contribution from a third party related to the formation of a consolidated limited liability company. This company was formed to hold gathering facilities.

Our net cash provided by financing activities decreased in 2011 compared to 2010 primarily due to distribution to Williams of approximately $981 million from our $1.5 billion in Note proceeds in November 2011 offset by lower borrowings from Williams in 2011 compared to 2010.

Off-Balance Sheet Financing Arrangements

We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at December 31, 2012 and December 31, 2011.

Contractual Obligations

The table below summarizes the maturity dates of our contractual obligations at December 31, 2012.

	2013	2014 – 2015	2016 – 2017	Thereafter	Total
	(Millions)
Long-term debt, including current portion
Principal	$1	$7	$402	$1,100	$1,510
Interest	87	174	164	297	722
Operating leases and associated service commitments
Drilling rig commitments(a)	125	149	2	—	276
Other	16	19	17	29	81
Transportation and storage commitments(b)	205	418	367	741	1,731
Natural gas purchase commitments(c)	124	304	275	523	1,226
Oil and gas activities(d)	219	207	146	158	730
Other	15	22	4	—	41
Other long-term liabilities, including current portion:
Physical and financial derivatives(e)	297	593	643	2,315	3,848

Total	$1,089	$1,893	$2,020	$5,163	$10,165

(a)	Includes materials and services obligations associated with our drilling rig contracts.
(b)	Excludes additional commitments totaling $87 million associated with projects for which the counterparty has not yet received satisfactory regulatory approvals.
(c)	Purchase commitments are at market prices and the purchased natural gas can be sold at market prices. The obligations are based on market information as of December 31, 2012 and contracts are assumed to remain outstanding for their full contractual duration. Because market information changes daily and is subject to volatility, significant changes to the values in this category may occur. Certain parties have elected to convert their gas purchase agreements to firm gathering and processing agreements, which services will be provided by Williams Partners. WPX Energy’s gas purchase obligations totaling $1.2 billion will terminate at the effective date of the new agreements.
(d)	Includes gathering, processing and other oil and gas related services commitments. Excluded are liabilities associated with asset retirement obligations, which total $321 million as of December 31, 2012. The ultimate settlement and timing cannot be precisely determined in advance; however, we estimate that approximately 9 percent of this liability will be settled in the next five years.
(e)	Includes $3.8 billion of physical natural gas derivatives related to purchases at market prices. The natural gas expected to be purchased under these contracts can be sold at market prices, largely offsetting this obligation. The obligations for physical and financial derivatives are based on market information as of December 31, 2012, and assume contracts remain outstanding for their full contractual duration. Because market information changes daily and is subject to volatility, significant changes to the values in this category may occur.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We believe that the nature of these estimates and assumptions is material due to the subjectivity and judgment necessary, or the susceptibility of such matters to change, and the impact of these on our financial condition or results of operations.

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

Due to the drop in natural gas and natural gas liquids forward prices during 2012, we assessed our natural gas producing properties and acquired unproved reserve costs for impairment using estimates of future cash flows. Significant judgments and assumptions in these assessments include estimates of reserves quantities, estimates of future commodity prices (primarily natural gas, using a forward NYMEX curve adjusted for locational basis differentials) drilling plans, expected capital costs and our estimate of an applicable discount rate commensurate with the risk of the underlying cash flow estimates. Additionally, judgment is used to determine the probability of sale with respect to assets considered for disposal. The assessment performed identified certain properties with a carrying value in excess of those undiscounted cash flows and their calculated fair values. As a result, we recognized $225 million of impairment charges in 2012. See Notes 6 and 15 of the Notes to Consolidated Financial Statements for additional discussion and significant inputs into the fair value determination.

In addition to those long-lived assets described above for which impairment charges were recorded, certain others were reviewed for which no impairment was required. These reviews included other domestic producing properties and acquired unproved reserve costs, and utilized inputs generally consistent with those described above. Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. For other producing assets reviewed, but for which impairment charges were not recorded, we estimate that approximately three percent could be at risk for impairment if forward prices across all future periods decline by approximately 11 percent to 12 percent, on average, as compared to the forward commodity prices at December 31, 2012. We estimate that approximately 31 percent could be at risk for impairment if forward commodity prices across all periods decline by approximately 16 percent to 18 percent. A substantial portion of the remaining carrying value of these other assets could be at risk for impairment if forward commodity prices across all future periods decline by approximately 23 percent, on average, as compared to the prices at December 31, 2012.

Accounting for Derivative Instruments and Hedging Activities

Through December 2011, we elected to designate the majority of our applicable derivative instruments as cash flow hedges. Beginning in 2012, new commodity derivative contracts that serve as economic hedges of production will not be designated as hedges for accounting purposes as we have elected not to utilize hedge accounting on new derivatives instruments. Changes in the fair value of non-hedge derivative instruments, hereafter referred to as economic hedges, are recognized as gains or losses in the earnings of the periods in which they occur, accordingly we believe this will result in future earnings that are more volatile. Hedged derivatives recorded at December 31, 2012 that are included in accumulated other comprehensive income will be realized by the end of the first-quarter 2013.

We review our energy contracts to determine whether they are, or contain, derivatives. Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short-term, with more than 99 percent of the value of our derivatives portfolio expiring in the next 24 months. We further assess the appropriate accounting method for any derivatives identified, which could include:

•	applying mark-to-market accounting, which recognizes changes in the fair value of the derivative in earnings;

•	qualifying for and electing accrual accounting under the normal purchases and normal sales exception; or

•

qualifying for and electing cash flow hedge accounting, which recognizes changes in the fair value of the derivative in other comprehensive income (to the extent the hedge is effective) until the hedged item is recognized in earnings for derivatives entered into prior to 2012.

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

Since our energy derivative contracts could be accounted for in three different ways, two of which are elective, our accounting method could be different from that used by another party for a similar transaction. Furthermore, the accounting method may influence the level of volatility in the financial statements associated with changes in the fair value of derivatives, as generally depicted below:

	Consolidated Statements of Operations		Consolidated Balance Sheets
Accounting Method	Drivers	Impact	Drivers	Impact
Accrual Accounting	Realizations	Less Volatility	None	No Impact
Cash Flow Hedge Accounting	Realizations & Ineffectiveness	Less Volatility	Fair Value Changes	More Volatility
Mark-to-Market Accounting	Fair Value Changes	More Volatility	Fair Value Changes	More Volatility

Our determination of the accounting method does not impact our cash flows related to derivatives.

Additional discussion of the accounting for energy contracts at fair value is included in Notes 1 and 16 of Notes to Consolidated Financial Statements.

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

The process of estimating natural gas and oil reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data. After being estimated internally, over 99 percent of our domestic reserves estimates are audited by independent experts. The data may change substantially over time as a result of numerous factors, including additional development cost and activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserves estimates could occur from time to time. Such changes could trigger an impairment of our oil and gas properties and have an impact on our depreciation, depletion and amortization expense prospectively. For example, a change of approximately 10 percent in our total oil and gas reserves could change our annual depreciation, depletion and amortization expense between approximately $83 million and $102 million. The actual impact would depend on the specific basins impacted and whether the change resulted from proved developed, proved undeveloped or a combination of these reserves categories.

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

We record the cost of leasehold acquisitions as incurred. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. Changes in our assumptions regarding the estimates of the nonproductive portion of these leasehold acquisitions could result in impairment of these costs. Upon determination that specific acreage will not be developed, the costs associated with that acreage would be impaired. Our capitalized lease acquisition costs, including costs of acquired unproved reserves, totaled $1.1 billion at December 31, 2012.

Contingent Liabilities

We record liabilities for estimated loss contingencies, including royalty litigation, environmental and other contingent matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates and upon advice of legal counsel, engineers or other third parties regarding the probable outcomes of the matter. As new developments occur or more information becomes available, our assumptions and estimates of these liabilities may change. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period. See Note 11 of the Notes to Consolidated Financial Statements.

Valuation of Deferred Tax Assets and Liabilities

We record deferred taxes for the differences between the tax and book basis of our assets as well as loss or credit carryovers to future years. Included in our deferred taxes are deferred tax assets resulting from certain investments and businesses that have a tax basis in excess of book basis, from certain separate state losses generated in the current and prior years and, effective with the spin-off, from certain tax attributes allocated between us and Williams. We must periodically evaluate whether it is more likely than not we will realize these deferred tax assets and establish a valuation allowance for those that do not meet the more likely than not threshold. When assessing the need for a valuation allowance, we consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryforwards. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by potential changes in jurisdictional income tax laws and the circumstances surrounding the actual realization of related tax assets.

The determination of our state deferred tax requires judgment as we did not exist as a stand-alone filer in all states prior to the spin-off and the state deferred tax can change periodically based on changes in our operations. Our state deferred tax is based upon our current entity structure and the jurisdictions in which we operate.

See Note 10 of the Notes to Consolidated Financial Statements for additional information.

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

The determination of fair value for our energy derivative assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities, we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At December 31, 2012, the credit reserve is less than $1 million on our net derivative assets and net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.

At December 31, 2012, 98 percent of the fair value of our derivatives portfolio expires in the next 12 months and approximately 100 percent expires in the next 24 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.

The instruments included in Level 3 at December 31, 2012, consist of natural gas index transactions that are used to manage the physical requirements of our business. The change in the overall fair value of instruments included in Level 3 primarily results from changes in commodity prices during the month of delivery. There are generally no active forward markets or quoted prices for natural gas index transactions.

For the years ended December 31, 2012 and 2011, we recognized impairments of certain assets that were measured at fair value on a nonrecurring basis. These impairment measurements are included in Level 3 as they include significant unobservable inputs, such as our estimate of future cash flows and the probabilities of alternative scenarios. See Note 15 of the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our interest rate risk exposure is related primarily to our debt portfolio. Our Notes are fixed rate debt in order to mitigate the impact of fluctuations in interest rates and we expect that any borrowings under our credit facility will most likely be at a variable interest rate and could expose us to the risk of increasing interest rates. For our fixed rate debt, $400 million matures in 2017 and $1,100 million matures in 2022. Interest rates for each group are 5.25 percent and 6.00 percent, respectively. The aggregate fair value of the Notes is $1,609 million. See Note 9 of the Notes to the Consolidated Financial Statements.

Commodity Price Risk

We are exposed to the impact of fluctuations in the market price of natural gas, NGLs and crude oil, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our proprietary trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted and changes in interest rates. See Note 15 and 16 of the Notes to Consolidated Financial Statements.

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

Trading

Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of $1 million at December 31, 2012 and a net liability of $4 million at December 31, 2011. The value at risk for contracts held for trading purposes was less than $1 million at December 31, 2012, December 31, 2011 and December 31, 2010.

Nontrading

Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our natural gas purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $39 million and $14 million at December 31, 2012 and December 31, 2011, respectively.

The value at risk for derivative contracts held for nontrading purposes was $6 million at December 31, 2012, and $15 million at December 31, 2011. During the year ended December 31, 2012, our value at risk for these contracts ranged from a high of $27 million to a low of $6 million. The decrease in value at risk from December 31, 2011 primarily reflects the realization of derivative positions partially offset by new derivative contracts.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a—15(f) and 15d—15(f) under the Securities Exchange Act of 1934). Our internal controls over financial reporting are designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations including the possibility of human error and the circumvention or overriding of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of WPX Energy, Inc.

We have audited WPX Energy, Inc. internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WPX Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, WPX Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WPX Energy, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2012, of WPX Energy, Inc. and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of WPX Energy, Inc.

We have audited the accompanying consolidated balance sheets of WPX Energy, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15.(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPX Energy, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 28, 2013

WPX Energy, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$153	$526
Accounts receivable, net of allowance of $11 and $13 as of December 31, 2012 and 2011, respectively	443	509
Deferred income taxes	17	—
Derivative assets	58	506
Inventories	66	73
Other	35	60

Total current assets	772	1,674
Investments	145	125
Properties and equipment, net (successful efforts method of accounting)	8,416	8,222
Derivative assets	2	10
Other noncurrent assets	121	401

Total assets	$9,456	$10,432

Liabilities and Equity
Current liabilities:
Accounts payable	509	702
Accrued and other current liabilities	203	186
Deferred income taxes	—	116
Derivative liabilities	14	152

Total current liabilities	726	1,156
Deferred income taxes	1,401	1,556
Long-term debt	1,508	1,503
Derivative liabilities	1	7
Asset retirement obligations	316	283
Other noncurrent liabilities	133	168

Contingent liabilities and commitments (Note 11)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares issued)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 199.3 million shares issued at December 31, 2012 and 197.1 million shares issued at December 31, 2011)	2	2
Additional paid-in-capital	5,487	5,457
Accumulated deficit	(223)	—
Accumulated other comprehensive income	2	219

Total stockholders’ equity	5,268	5,678
Noncontrolling interests in consolidated subsidiaries	103	81

Total equity	5,371	5,759

Total liabilities and equity	$9,456	$10,432

See accompanying notes.

WPX Energy, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	(Millions, except per share amounts)
Revenues:
Product revenues:
Natural gas sales	$1,364	$1,694	$1,715
Oil and condensate sales	491	312	126
Natural gas liquid sales	299	408	285

Total product revenues	2,154	2,414	2,126
Gas management	949	1,428	1,742
Net gain (loss) on derivatives not designated as hedges (Note 16)	78	29	27
Other	8	11	40

Total revenues	3,189	3,882	3,935
Costs and expenses:
Lease and facility operating	283	262	263
Gathering, processing and transportation	506	487	320
Taxes other than income	111	134	120
Gas management, including charges for unutilized pipeline capacity	996	1,471	1,767
Exploration	83	126	57
Depreciation, depletion and amortization	966	902	811
Impairment of producing properties and costs of acquired unproved reserves (Note 6)	225	367	175
Goodwill impairment	—	—	1,003
General and administrative	287	275	242
Other—net	12	—	(18)

Total costs and expenses	3,469	4,024	4,740

Operating income (loss)	(280)	(142)	(805)
Interest expense	(102)	(117)	(124)
Interest capitalized	8	9	15
Investment income and other	30	26	21

Income (loss) from continuing operations before income taxes	(344)	(224)	(893)
Provision (benefit) for income taxes	(111)	(74)	44

Income (loss) from continuing operations	(233)	(150)	(937)
Income (loss) from discontinued operations	22	(142)	(346)

Net income (loss)	(211)	(292)	(1,283)
Less: Net income attributable to noncontrolling interests	12	10	8

Net income (loss) attributable to WPX Energy	$(223)	$(302)	$(1,291)

Amounts attributable to WPX Energy, Inc.:
Basic and diluted earnings (loss) per common share (Note 5):
Income (loss) from continuing operations	$(1.23)	$(0.81)	$(4.80)
Income (loss) from discontinued operations	0.11	(0.72)	(1.75)

Net income (loss)	$(1.12)	$(1.53)	$(6.55)

Weighted-average shares	198.8	197.1	197.1

See accompanying notes.

WPX Energy, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2012	2011	2010
	(Millions)
Net income (loss) attributable to WPX Energy	$(223)	$(302)	$(1,291)

Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of tax(a)	$57	$262	$321
Net reclassifications into earnings of net cash flow hedge gains, net of tax(b)	(274)	(211)	(225)

Other comprehensive income (loss), net of tax	(217)	51	96

Comprehensive income (loss) attributable to WPX Energy	$(440)	$(251)	$(1,195)

(a)	Change in fair value of cash flow hedges are net of $33 million, $151 million and $184 million of income tax for 2012, 2011 and 2010, respectively.
(b)	Net reclassifications into earnings of net cash flow hedge gains are net of $159 million, $120 million and $129 million of income tax for 2012, 2011 and 2010, respectively.

See accompanying notes.

WPX Energy, Inc.

Consolidated Statements of Changes in Equity

	WPX Energy, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Williams’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests(a)	Total
	(Dollars in millions)
Balance at December 31, 2009	$—	$—		$5,254	$72	$5,326	$64	$5,390
Comprehensive income:
Net income (loss)	—	—		(1,291)	—	(1,291)	8	(1,283)
Other comprehensive income (loss)	—	—		—	96	96	—	96

Comprehensive income (loss)								(1,187)

Cash proceeds in excess of historical book value related to assets sold to a Williams’ affiliate	—	—		244	—	244	—	244
Net transfers with Williams	—	—		37	—	37	—	37
Dividends to noncontrolling interests	—	—		—	—	—	—	—

Balance at December 31, 2010	—	—		4,244	168	4,412	72	4,484

Comprehensive income:
Net income (loss)	—	—		(302)	—	(302)	10	(292)
Other comprehensive income (loss)	—	—		—	51	51	—	51

Comprehensive income (loss)								(241)

Contribution of Notes Payable to Williams (Note 3)	—	—		2,420	—	2,420	—	2,420
Allocation of alternative minimum tax credit (Note 10)	—	—		98	—	98	—	98
Net transfers with Williams				(25)	—	(25)	—	(25)
Distribution to Williams a portion of note proceeds	—	—		(981)	—	(981)	—	(981)
Recapitalization upon contribution by Williams	2	5,452		(5,454)	—	—	—	—
Dividends to noncontrolling interests	—	—		—	—	—	(1)	(1)
Stock based compensation, net of tax benefit	—	5		—	—	5	—	5

Balance at December 31, 2011	2	5,457		—	219	5,678	81	5,759

Comprehensive income:
Net income (loss)	—	—	(223)			(223)	12	(211)
Other comprehensive income (loss)	—	—			(217)	(217)		(217)

Comprehensive loss								(428)

Contribution from noncontrolling interest	—	—		—	—	—	10	10
Stock based compensation, net of tax benefit	—	30		—	—	30	—	30

Balance at December 31, 2012	$2	$5,487	$(223)	$—	$2	$5,268	$103	$5,371

(a)	Primarily represents the 31 percent of Apco Oil and Gas International Inc. owned by others.

See accompanying notes.

WPX Energy, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(Millions)
Operating Activities
Net income (loss)	$(211)	$(292)	$(1,283)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	973	951	882
Deferred income tax benefit	(160)	(176)	(166)
Provision for impairment of goodwill and properties and equipment (including certain exploration expenses)	288	694	1,734
Amortization of stock-based awards	28	5	—
(Gain) loss on sales of other assets	(42)	(1)	(22)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	68	(100)	28
Inventories	7	3	(16)
Margin deposits and customer margin deposit payable	(5)	(18)	(1)
Other current assets	7	(11)	19
Accounts payable	(128)	131	(54)
Accrued and other current liabilities	12	10	(62)
Changes in current and noncurrent derivative assets and liabilities	(32)	8	(45)
Other, including changes in other noncurrent assets and liabilities	(11)	2	42

Net cash provided by operating activities	794	1,206	1,056

Investing Activities
Capital expenditures(a)	(1,521)	(1,572)	(1,856)
Purchase of business	—	—	(949)
Proceeds from sales of assets	310	15	493
Purchases of investments	(2)	(12)	(7)
Other	9	13	(18)

Net cash used in investing activities	(1,204)	(1,556)	(2,337)

Financing Activities
Proceeds from common stock	3	—	—
Proceeds from long term debt	6	1,502	—
Proceeds from revolver debt	50	—	—
Payments of revolver debt	(50)	—	—
Contribution from noncontrolling interest	10	—	—
Excess tax benefit of stock based awards	13	—	—
Payments for debt issuance costs	—	(30)	—
Net increase in notes payable to Williams	—	159	1,045
Net changes in Williams’ net investment, including a $981 distribution in 2011	—	(777)	241
Other	5	(15)	(2)

Net cash provided by financing activities	37	839	1,284

Net increase (decrease) in cash and cash equivalents	(373)	489	3
Cash and cash equivalents at beginning of period	526	37	34

Cash and cash equivalents at end of period	$153	$526	$37

(a) Increase to properties and equipment	$(1,449)	$(1,641)	$(1,891)
Changes in related accounts payable	(72)	69	35

Capital expenditures	$(1,521)	$(1,572)	$(1,856)

See accompanying notes.

WPX Energy, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Operations of our company are located in the United States and South America and are organized into domestic and international reportable segments.

Domestic includes natural gas, oil, and NGL development and production and gas management activities located in Colorado, New Mexico, North Dakota (Bakken Shale), Pennsylvania (Marcellus Shale), and Wyoming in the United States. We specialize in development and production from tight-sands and shale formations and coal bed methane reserves in the Piceance, San Juan, Powder River, Williston (Bakken Shale), Green River, and Appalachian (Marcellus Shale) Basins. Associated with our commodity production are sales and marketing activities that include the management of various commodity contracts such as transportation, storage, and related derivatives coupled with the sale of our commodity volumes.

International primarily consists of our ownership in Apco Oil and Gas International Inc. (“Apco”, NASDAQ listed: APAGF), an oil and gas exploration and production company with concessions in Argentina and Colombia.

The consolidated businesses represented herein as WPX Energy, Inc., also referred to herein as “WPX” or the “Company”, comprised substantially all of the exploration and production reportable segment of The Williams Companies, Inc. prior to 2012. In these notes, WPX Energy, Inc. is at times referred to in the first person as “WPX”, “we”, “us” or “our”. The Williams Companies, Inc. and its affiliates, including Williams Partners L.P. (“Williams Partners”) are at times referred to collectively as “Williams”.

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

On November 30, 2011, the Board of Directors of Williams approved the spin-off of the Company. The spin-off was completed by way of a pro rata distribution on December 31, 2011 of WPX common stock to Williams’ stockholders of record as of the close of business on December 14, 2011, the spin-off record date. Each Williams’ stockholder received one share of WPX common stock for every three shares of Williams common stock held by such stockholder on the record date. See Note 3 for further discussion of agreements entered at the time of the spin-off, including a separation and distribution agreement, a transition services agreement, an employee matters agreement and a tax sharing agreement, among others.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Management believes the assumptions underlying the financial statements are reasonable. However, the financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during 2011 and 2010. Because a direct ownership relationship did not exist prior to the Contribution among the various entities that comprise the Company, Williams’ net investment in the Company, excluding notes payable to Williams, has been shown as Williams’ net investment within stockholder’s equity in the consolidated financial statements. In connection with the Contribution, we have reflected the amounts previously presented as Williams’ net investment in excess of the par value of our common stock as additional paid-in capital. Transactions in 2011 and 2010 with Williams’ other operating businesses, which generally settled monthly, are shown as accounts receivable or accounts payable for December 31, 2011 (see Note 3). Other transactions during the period prior to separation between the Company and Williams which were not part of the notes payable to Williams have been identified in the Consolidated Statements of Equity as net transfers with Williams (see Note 3).

Discontinued operations

During the second quarter of 2012, we completed the sale of our holdings in the Barnett Shale and the Arkoma Basin. We have reported the results of operations and financial position of Barnett Shale and Arkoma operations as discontinued operations for all periods presented.

Additionally, the accompanying consolidated financial statements and notes include the results of operations of Williams’ former power business (most of which was disposed in 2007) as discontinued operations. See Note 11 for a discussion of contingencies related to this discontinued power business.

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

Significant estimates and assumptions which impact these financials include:

•	Impairment assessments of long-lived assets and goodwill;

•	Valuations of derivatives;

•	Hedge accounting correlations and probability;

•	Estimation of oil and natural gas reserves; and

•	Assessments of litigation-related contingencies.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

These estimates are discussed further throughout these notes.

Cash and cash equivalents

Our cash and cash equivalents balance includes amounts primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These have maturity dates of three months or less when acquired.

Restricted cash

Restricted cash of our domestic operations primarily consists of approximately $19 million in both 2012 and 2011 related to escrow accounts established as part of the settlement agreement with certain California utilities and is included in other noncurrent assets. Included in the separation and distribution agreement with Williams are indemnifications requiring us to pay to Williams any net asset (or receive any net liability) that result upon ultimate resolution of these matters (see Note 11). Additionally, our international segment holds approximately $9 million of restricted cash in 2012 associated with various letters of credit that is also classified in other current and other noncurrent assets.

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

Inventories

All inventories are stated at the lower of cost or market. Our inventories consist of tubular goods and production equipment for future transfer to wells of $42 million in 2012 and $39 million in 2011. Additionally, we have natural gas in storage of $24 million in 2012 and $34 million in 2011 primarily related to our gas management activities. Inventory is recorded and relieved using the weighted average cost method except for production equipment which is on the specific identification method. We recognized lower of cost or market writedowns on natural gas in storage of $11 million in 2012, $10 million in 2011 and $2 million in 2010.

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

Unproved properties include lease acquisition costs and costs of acquired unproved reserves. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. The estimate of what could be nonproductive is based on our historical experience or other information, including current drilling plans and existing geological data. Impairment and amortization of lease acquisition costs are included in exploration expense in the Consolidated Statements of Operations. A majority of the costs of acquired unproved reserves are associated with areas to which we or other producers have identified significant proved developed producing reserves. Generally, economic recovery of unproved reserves in such areas is not yet supported by actual production or conclusive formation tests, but may be confirmed by our continuing development program. Ultimate recovery of unproved reserves in areas with established production generally has greater probability than in areas with limited or no prior drilling activity. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. We refer to unproved lease acquisition costs and costs of acquired unproved reserves as unproved properties.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Costs of acquired unproved reserves are assessed for impairment using estimated fair value determined through the use of future discounted cash flows on a field basis and considering market participants’ future drilling plans.

Judgments and assumptions are inherent in our management’s estimate of undiscounted future cash flows and an asset’s fair value. Additionally, judgment is used to determine the probability of sale with respect to assets considered for disposal. These judgments and assumptions include such matters as the estimation of oil and gas reserve quantities, risks associated with the different categories of oil and gas reserves, the timing of development and production, expected future commodity prices, capital expenditures, production costs, and appropriate discount rates.

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

Asset retirement obligations

We record an asset and a liability upon incurrence equal to the present value of each expected future ARO. These estimates include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market risk premium. The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as a corresponding accretion expense in lease and facility operating expense included in costs and expenses.

Goodwill

As a result of significant declines in forward natural gas prices during 2010, we performed an interim impairment assessment of our goodwill related to our domestic production reporting unit. As a result of that assessment, we recorded an impairment of goodwill of approximately $1 billion and no longer have any goodwill recorded on the Consolidated Balance Sheets related to our domestic operations (see Note 15).

Judgments and assumptions are inherent in our management’s estimate of future cash flows used to determine the estimate of the reporting unit’s fair value.

Cash flows from revolving credit facilities

Proceeds and payments related to any borrowings under our credit facilities are reflected in the financing activities of the Consolidated Statements of Cash Flows on a gross basis.

Derivative instruments and hedging activities

We utilize derivatives to manage our commodity price risk. These instruments consist primarily of futures contracts, swap agreements, option contracts, and forward contracts involving short- and long-term purchases and sales of a physical energy commodity.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

We report the fair value of derivatives, except for those for which the normal purchases and normal sales exception has been elected, on the Consolidated Balance Sheets in derivative assets and derivative liabilities as either current or noncurrent. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual trades. We report these amounts on a gross basis. Additionally, we report cash collateral receivables and payables with our counterparties on a gross basis.

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

For many of our commodity derivatives entered into prior to January 1, 2012, we designated a hedging relationship. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and we must maintain appropriate documentation. We established hedging relationships pursuant to our risk management policies. We evaluated the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in revenues or costs and operating expenses dependent upon the underlying hedge transaction.

For commodity derivatives designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized currently in revenues. Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in revenues at that time. The change in likelihood is a judgmental decision that includes qualitative assessments made by management.

Certain gains and losses on derivative instruments included in the Consolidated Statements of Operations are netted together to a single net gain or loss, while other gains and losses are reported on a gross basis. Gains and losses recorded on a net basis include:

•	Unrealized gains and losses on all derivatives that are not designated as hedges and for which we have not elected the normal purchases and normal sales exception;

•	The ineffective portion of unrealized gains and losses on derivatives that are designated as cash flow hedges;

•	Realized gains and losses on all derivatives that settle financially;

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Product revenues

Revenues for sales of natural gas, natural gas liquids, and oil and condensate are recognized when the product is sold and delivered. Revenues from the production of natural gas in properties for which we have an interest with other producers are recognized based on the actual volumes sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, that are determined to be nonrecoverable through remaining production are recognized as accounts receivable or accounts payable, as appropriate. Our cumulative net natural gas imbalance position based on market prices as of December 31, 2012 and 2011 was insignificant. Additionally, natural gas revenues include $423 million in 2012, $326 million in 2011 and $333 million in 2010 of realized gains from derivatives designated as cash flow hedges of our production sold.

Gas management revenues and expenses

Revenues for sales related to gas management activities are recognized when the product is sold and physically delivered. Our gas management activities through April 2012 included purchases and subsequent sales to Williams Partners for fuel and shrink gas (see Note 3). Additionally, gas management activities include the managing of various natural gas related contracts such as transportation, storage and related hedges. The Company also sells natural gas purchased from working interest owners in operated wells and other area third party producers. The revenues and expenses related to these marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses.

Charges for unutilized transportation capacity included in gas management expenses were $46 million in 2012, $35 million in 2011 and $44 million in 2010.

Capitalization of interest

We capitalize interest during construction on projects with construction periods of at least three months or a total estimated project cost in excess of $1 million. The interest rate used until June 30, 2011 was the rate charged to us by Williams through June 30, 2011, at which time our intercompany note with Williams was forgiven (see Note 3). We did not capitalize interest for the period from July 1, 2011 to mid November 2011. Beginning November 2011, we began using the weighted average rate of our long-term notes payable which were issued in November 2011 (see Note 9).

Income taxes

Beginning with the 2012 tax year, we will file initial consolidated and combined federal and state income tax returns for the Company and its subsidiaries. Through the effective date of the spin-off, the Company’s domestic operations were included in the consolidated and combined federal and state income tax returns for

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Williams, except for certain separate state filings. The income tax provisions for 2011 and 2010 were calculated on a separate return basis for us and our subsidiaries, except for certain adjustments, such as alternative minimum tax calculated at the consolidated level by Williams, for which the ultimate expected benefit to us could not be determined until the date of deconsolidation. We record deferred taxes for the differences between the tax and book basis of our assets as well as loss or credit carryovers to future years.

Employee stock-based compensation

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

Through the date of the spin-off, certain employees providing direct service to us participated in Williams’ common-stock-based awards plans. The plans provided for Williams’ common-stock-based awards to both employees and Williams’ non-management directors. The plans permitted the granting of various types of awards including, but not limited to, stock options and restricted stock units. Awards were granted for no consideration other than prior and future services or based on certain financial performance targets.

Through the date of the spin-off, Williams charged us for compensation expense related to stock-based compensation awards granted to our direct employees. Stock based compensation was also a component of allocated amounts charged to us by Williams for general and administrative personnel providing services on our behalf.

In preparation for the spin-off, Williams’ Compensation Committee determined that all outstanding Williams’ equity-based compensation awards, whether vested or unvested, other than outstanding options issued prior to January 1, 2006 (“Pre-2006 Options”) would convert into awards with respect to shares of common stock of the company that continues to employ the holder following the spin-off. The Pre-2006 Options were converted into options covering both Williams and WPX common stock. The number of shares underlying each award and, with respect to options, the per share exercise price of each such award has been adjusted to maintain, on a post-spin-off basis, the pre-spin-off intrinsic value of such awards.

Foreign exchange

Translation gains and losses that arise from exchange rate fluctuations applicable to transactions denominated in a currency other than the United States dollar are included in the results of operations as incurred.

Earnings (loss) per common share

Basic earnings (loss) per common share is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share includes any dilutive effect of stock options and nonvested restricted stock units, unless otherwise noted. The impact of our December 31, 2011 stock issuance has been given effect to all periods prior to 2011 (see Note 5).

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 2. Discontinued Operations

During the first quarter of 2012, our management signed an agreement to divest its holdings in the Barnett Shale and the Arkoma Basin. The transaction closed in second-quarter 2012. Total proceeds received from the sale were $306 million. The Barnett Shale properties included approximately 27,000 net acres, interests in 320 wells and 91 miles of pipeline. The Arkoma properties included approximately 66,000 net acres, interests in 525 wells and 115 miles of pipeline.

Summarized Results of Discontinued Operations

	2012	2011	2010
	(Millions)
Revenues	$28	$118	$115

Income (loss) from discontinued operations before impairments, gain on sale and income taxes	$(3)	$(15)	$(41)
Gain on sale	38	—	—
Impairments	—	(209)	(503)
Less: Provision (benefit) for income taxes	13	(82)	(198)

Income (loss) from discontinued operations	$22	$(142)	$(346)

The impairments in 2011 and 2010 reflect write-downs to estimates of fair value of our holdings in the Barnett Shale and the Arkoma Basin. Impairment charges on our Fort Worth (Barnett Shale) properties were $180 million and $503 million in 2011 and 2010, respectively. Impairment charges in Arkoma were $29 million in 2011. These nonrecurring fair value measurements, which fall within Level 3 of the fair value hierarchy, utilized a probability-weighted discounted cash flow analysis that was based on internal cash flow models.

Note 3. Transactions with Williams

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

•	An employee matters agreement discussed below; and

•	A transition services agreement for one year following separation.

Personnel and related services

As previously discussed, our domestic operations were contributed to WPX Energy, Inc. on July 1, 2011. On June 30, 2011, certain entities that were contributed to us on July 1, 2011 withdrew from the Williams’ benefit plans and terminated their personnel services agreements with Williams’ payroll companies.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In connection with the spin-off, we entered into an Employee Matters Agreement with Williams that set forth our agreements with Williams as to certain employment, compensation and benefits matters. The Employee Matters Agreement provides for the allocation and treatment of assets and liabilities arising out of employee compensation and benefit programs in which our employees participated prior to January 1, 2012. In connection with the spin-off, we provided benefit plans and arrangements in which our employees will participate going forward. Generally, other than with respect to equity compensation (discussed below), from and after January 1, 2012, we sponsored and maintained employee compensation and benefit programs relating to all employees who transferred to us from Williams in connection with the spin-off through the contribution of two newly established service entities that employees of Williams were moved to prior to the spin-off. The Employee Matters Agreement provides that Williams will remain solely responsible for all liabilities under The Williams Companies Pension Plan, The Williams Companies Retirement Restoration Plan and The Williams Companies Investment Plus Plan. No assets and/or liabilities under any of those plans transferred to us or our benefit plans and our employees ceased active participation in those plans as of January 1, 2012. At December 31, 2011, certain paid time off accruals approximating $13 million were transferred from Williams to us and have been reflected in accrued liabilities.

All outstanding Williams equity awards (other than stock options granted prior to January 1, 2006) held by our employees as of the spin-off were converted into WPX equity awards, issued pursuant to a plan that we established (see Note 13). In addition, outstanding Williams stock options that were granted prior to January 1, 2006 and held by our employees and Williams’ other employees as of the date of the spin-off were converted into options to acquire both WPX common stock and Williams common stock, in the same proportion as the number of shares of WPX common stock that each holder of Williams common stock received in the spin-off. The conversion maintained the same intrinsic value as the applicable Williams equity award as of the date of the conversion.

Through the date of the spin-off, Williams charged us for the payroll and benefit costs associated with operations employees (referred to as direct employees) and carried the obligations for many employee-related benefits in its financial statements, including the liabilities related to employee retirement and medical plans. Our share of those costs was charged to us through affiliate billings and reflected in lease and facility operating and general and administrative within costs and expenses in the accompanying Consolidated Statements of Operations.

In addition, Williams charged us for certain employees of Williams who provided general and administrative services on our behalf (referred to as indirect employees). These charges were either directly identifiable or allocated to our operations. Direct charges included goods and services provided by Williams at our request. Allocated general corporate costs were based on our relative usage of the service or on a three-factor formula, which considers revenues; properties and equipment; and payroll. Our share of direct general and administrative expenses and our share of allocated general corporate expenses was reflected in general and administrative expense in the accompanying Consolidated Statements of Operations. In management’s estimation, the allocation methodologies used were reasonable and resulted in a reasonable allocation to us of our costs of doing business incurred by Williams.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Other arrangements with Williams or its affiliates

We also have operating activities with Williams Partners and another Williams subsidiary. For the years of 2011 and 2010, the following were considered related party transactions. Beginning January 1, 2013, Williams and its subsidiaries were no longer related parties, therefore only amounts related to 2011 and 2010 are disclosed as related parties. Our revenues include revenues from the following types of transactions:

•	Sales of NGLs related to our production to Williams Partners at market prices at the time of sale and included within our oil and gas sales revenues; and

•

Sales to Williams Partners and another Williams subsidiary of natural gas procured by WPX Energy Marketing for those companies’ fuel and shrink replacement at market prices at the time of sale and included in our gas management revenues.

Our costs and operating expenses include the following services provided by Williams Partners:

•	Gathering, treating and processing services under several contracts for our production primarily in the San Juan and Piceance Basins; and

•	Pipeline transportation for both our oil and gas sales and gas management activities which included commitments totaling $401 million at December 31, 2011.

During fourth-quarter 2010, the Company sold certain gathering and processing assets in Colorado’s Piceance Basin (the “Piceance Sale”) with a net book value of $458 million to Williams Partners, an entity under the common control of Williams, in exchange for $702 million in cash and 1.8 million Williams Partners limited partner units. As the Company and Williams Partners were under common control at that time, no gain was recognized on this transaction in the Consolidated Statements of Operations. Accordingly, the $244 million difference between the cash consideration received and the historical net book value of the assets has been reflected in the Consolidated Statements of Equity for the year ended December 31, 2010. Since the Williams Partners units received in this transaction by the Company were intended to be (and were, as described below) distributed through a dividend to Williams, these units (as well as the tax effects associated with these units of $42 million) have been presented net within equity and are included in net transfers with Williams in 2010. Further, as a result of the limitations on the Company’s ability to sell these units and the subsequent dividend to Williams, no gains on the value of the common units during the holding period were recognized in the Consolidated Statements of Operations. In conjunction with the Piceance Sale, we entered into long-term contracts with Williams Partners for gathering and processing of our natural gas production in the area. Due to the continuation of significant direct cash flows related to these assets, historical operating results of these assets have been presented in the Consolidated Statements of Operations as continuing operations for periods prior to the sale. In March 2011, the 1.8 million Williams Partners units and related tax basis were distributed via dividend to Williams.

We have managed a transportation capacity contract for Williams Partners. To the extent the transportation is not fully utilized or does not recover full-rate demand expense, Williams Partners reimburses us for these transportation costs. These reimbursements to us totaled approximately $11 million and $10 million for the years ended December 31, 2011 and 2010, respectively, and are included in gas management revenues. We signed an agreement with Williams Partners under which these contracts were assigned to them effective May 1, 2012.

Prior to December 1, 2011, we participated in Williams’ centralized approach to cash management and the financing of its businesses. Daily cash activity from our domestic operations was transferred to or from Williams on a regular basis and was recorded as increases or decreases in the balance due under unsecured promissory notes we had in place with Williams through June 30, 2011, at which time the notes were cancelled by Williams.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

The amount due to Williams at the time of cancellation was $2.4 billion and is reflected as an increase in owner’s net investment. Through fourth-quarter 2011, an additional $162 million was cancelled and reflected as an increase in owner’s net investment. The notes reflected interest based on Williams’ weighted average cost of debt and such interest was added monthly to the note principle. The interest rate for the notes payable to Williams was 8.08 percent at June 30, 2011 and December 31, 2010, respectively.

On August 25, 2011, we entered into a 10.5 year lease for our present headquarters office with Williams Headquarters Building Company, a direct subsidiary of Williams. We estimate the annual rent payable by us under the lease to be approximately $4 million per year.

Below is a summary for 2011 and 2010 of the transactions with Williams or its affiliates (including amounts in discontinued operations) discussed above:

	2011	2010
	(Millions)
Product revenues—sales of NGLs to Williams Partners	$258	$277
Gas management revenues—sales of natural gas for fuel and shrink to Williams Partners and another Williams subsidiary	586	509
Lease and facility operating expenses from Williams-direct employee salary and benefit costs	21	23
Gathering, processing and transportation expense from services with Williams Partners:
Gathering and processing	298	163
Transportation	44	25
General and administrative from Williams:
Direct employee salary and benefit costs	111	102
Charges for general and administrative services	62	58
Allocated general corporate costs	62	64
Other	16	12
Interest expense on notes payable to Williams	96	119

In addition, the current amount due to or from affiliates at December 31, 2011 consisted of trade receivables and payables resulting from the sale of products to and cost of gathering services provided by Williams Partners. Below is a summary of these payables and receivables and other assets and liabilities with Williams and its affiliates at December 31, 2011:

December 31, 2011
(Millions)
Current:
Accounts receivable:
Due from Williams Partners and another Williams subsidiary	$62

Other noncurrent assets—Due from Williams	$11

Accounts payable:
Due to Williams Partners	$35
Due to Williams for accrued payroll and benefits	10
Due to Williams for administrative expenses	14

$59

Noncurrent liability to Williams	$48

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4. Investment Income and Other

Investment income

	Years Ended December 31,
	2012	2011	2010
	(Millions)
Equity earnings	$30	$24	$20
Other	—	2	1

Total investment income and other	$30	$26	$21

Investments

	December 31,
	2012	2011
	(Millions)
Petrolera Entre Lomas S.A.—40.8%	$109	$90
Other	36	35

	$145	$125

Petrolera Entre Lomas S.A. operates several development concessions in South America. Other is comprised of investments in miscellaneous gas gathering interests in the United States.

Dividends and distributions received from companies accounted for by the equity method were $12 million in 2012, $17 million in 2011 and $19 million in 2010.

Summarized Financial Position and Results of Operations of Equity Method Investments (Unaudited)

	December 31,
	2012	2011
	(Millions)
Current assets	$100	$81
Noncurrent assets	512	491
Current liabilities	133	75
Noncurrent liabilities	31	106

	Years Ended December 31,
	2012	2011	2010
	(Millions)
Gross revenue	$383	$323	$227
Operating income	150	122	110
Net income	107	90	79

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5. Earnings (Loss) Per Common Share from Continuing Operations

	Years Ended December 31,
	2012	2011	2010
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(245)	$(160)	$(945)

Basic weighted-average shares	198.8	197.1	197.1

Diluted weighted-average shares	198.8	197.1	197.1

Earnings (loss) per common share from continuing operations:
Basic	$(1.23)	$(0.81)	$(4.80)

Diluted	$(1.23)	$(0.81)	$(4.80)

On December 31, 2011, 197.1 million shares of our common stock were distributed to Williams’ shareholders in conjunction with our spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount of common stock to be outstanding as of the beginning of each period presented for 2011 and 2010 in the calculation of basic and diluted weighted average shares.

For 2012 and 2011, approximately 1.9 million and 2.9 million, respectively, weighted-average nonvested restricted stock units and 1.0 million and 1.2 million, respectively, weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc.

The table below includes information related to stock options that were outstanding at December 31, 2012 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the fourth-quarter weighted-average market price of our common shares.

2012
Options excluded (millions)	1.3
Weighted-average exercise price of options excluded	$18.17
Exercise price range of options excluded	$16.46 – $20.97
Fourth quarter weighted-average market price(a)	$16.15

(a)	Our stock began trading on the New York Stock Exchange on January 3, 2012; therefore, a fourth quarter weighted-average market price is not available for 2011.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 6. Asset Sales, Impairments, Exploration Expenses and Other Accruals

The following table presents a summary of significant gains or losses reflected in impairment of producing properties and costs of acquired unproved reserves, goodwill impairment, and other—net within costs and expenses. These significant adjustments are primarily associated with our domestic operations.

	Years Ended December 31,
	2012	2011	2010
	(Millions)
Goodwill impairment	$—	$—	$1,003
Impairment of producing properties and costs of acquired unproved reserves(a)	$225	$367	$175
Gain on sales of other assets	$4	$1	$22

(a)	Excludes unproved leasehold property impairment, amortization and expiration included in exploration expenses.

As a result of declines in forward natural gas and natural gas liquids prices during 2012 as compared to forward natural gas and natural gas liquids prices as of December 31, 2011, we performed impairment assessments of our proved producing properties and capitalized cost of acquired unproved reserves during 2012. Accordingly, we recorded impairments of $48 million of proved producing oil and gas properties in the Green River Basin. Additionally, we recorded a total of $102 million and $75 million in impairments of capitalized costs of acquired unproved reserves primarily in the Powder River Basin and Piceance Basin, respectively. Our impairment analyses included an assessment of undiscounted and discounted future cash flows, which considered information obtained from drilling, other activities and reserves quantities (see Note 15).

As part of our assessment for impairments primarily resulting from declining forward natural gas prices during the fourth-quarter 2011, we recorded a $276 million impairment of proved producing oil and gas properties in the Powder River Basin (see Note 15). Additionally, we recorded a $91 million impairment of our capitalized cost of acquired unproved reserves in the Powder River Basin.

As a result of significant declines in forward natural gas prices during 2010, we performed an impairment assessment of our capitalized costs related to goodwill and domestic producing properties. As a result of these assessments, we recorded an impairment of goodwill, as noted above, and an impairment of our capitalized costs of certain acquired unproved reserves in the Piceance Highlands acquired in 2008 of $175 million (see Note 15).

Our impairment analyses included an assessment of undiscounted (except for the costs of acquired unproved reserves) and discounted future cash flows, which considered information obtained from drilling, other activities and natural gas reserve quantities.

In July 2010, we sold a portion of gathering and processing facilities in the Piceance Basin to a third party for cash proceeds of $30 million resulting in a gain of $12 million. The remaining portion of the facilities was part of the Piceance Sale (see Note 3). Also in 2010, we exchanged undeveloped leasehold acreage in different areas with a third party resulting in a $7 million gain.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Exploration Expense

The following presents a summary of exploration expense:

	Years Ended December 31,
	2012	2011	2010
	(Millions)
Geologic and geophysical costs	$21	$18	$21
Dry hole costs	4	13	17
Unproved leasehold property impairment, amortization and expiration	58	95	19

Total exploration expense	$83	$126	$57

Dry hole costs in 2011 reflect an $11 million dry hole expense in connection with a Marcellus Shale well in Columbia County, Pennsylvania, while 2010 reflects dry hole expense associated primarily with wells in the Paradox Basin.

Unproved leasehold impairment, amortization and expiration in 2011 includes a $50 million write-off of leasehold costs associated with certain portions of our Columbia County, Pennsylvania acreage that we did not plan to develop.

Note 7. Properties and Equipment

Properties and equipment is carried at cost and consists of the following:

	Estimated Useful Life(a) (Years)	December 31,
		2012	2011
		(Millions)
Proved properties	(b)	$11,267	$9,806
Unproved properties	(c)	1,156	1,528
Gathering, processing and other facilities	15-25	247	89
Construction in progress	(c)	497	677
Other	3-40	172	99

Total properties and equipment, at cost		13,339	12,199
Accumulated depreciation, depletion and amortization		(4,923)	(3,977)

Properties and equipment—net		$8,416	$8,222

(a)	Estimated useful lives are presented as of December 31, 2012.
(b)	Proved properties are depreciated, depleted and amortized using the units-of-production method (see Note 1).
(c)	Unproved properties and construction in progress are not yet subject to depreciation and depletion.

Unproved properties consist primarily of non-producing leasehold in the Appalachian Basin (Marcellus Shale) and the Williston Basin (Bakken Shale) and costs of acquired unproved reserves in the Powder River and Piceance Basins.

Construction in progress includes $65 million in 2012 and $113 million in 2011 related to wells located in Powder River. In order to produce gas from the coal seams, an extended period of dewatering is required prior to natural gas production.

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

A rollforward of our asset retirement obligations for the years ended 2012 and 2011 is presented below.

	2012	2011
	(Millions)
Balance, January 1	$289	$274
Liabilities incurred during the period	19	20
Liabilities settled during the period	(7)	(2)
Estimate revisions	(1)	(23)
Accretion expense(a)	21	20

Balance, December 31	$321	$289

Amount reflected as current	$5	$6

(a)	Accretion expense is included in lease and facility operating expense on the Consolidated Statements of Operations.

Estimate revisions in 2011 are primarily associated with changes in anticipated well lives and plug and abandonment costs.

Note 8. Accounts Payable and Accrued and Other Current Liabilities

Accounts Payable

	December 31,
	2012	2011
	(Millions)
Trade	$209	$331
Accrual for capital expenditures	126	207
Royalties	106	111
Cash overdrafts	34	28
Other	34	25

	$509	$702

Accrued and other current liabilities

	December 31,
	2012	2011
	(Millions)
Taxes other than income taxes	$54	$79
Accrued interest	42	13
Compensation and benefit related accruals	52	13
Other, including other loss contingencies	55	81

	$203	$186

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 9. Debt and Banking Arrangements

As of the indicated dates, our debt consisted of the following:

	December 31,
	2012(a)	2011
	(Millions)
5.250% Senior Notes due 2017	$400	$400
6.000% Senior Notes due 2022	1,100	1,100
Other	—	1
Apco	8	2

	$1,508	$1,503

(a)	Interest paid on debt for 2012 totaled $58 million.

Senior Notes

In November 2011, we issued $1.5 billion in face value Senior Notes (“the Notes”). The Notes were issued under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the offering of the Notes were approximately $1.481 billion after deducting the initial purchasers’ discounts and our offering expenses. We retained $500 million of the net proceeds from the issuance of the Notes and distributed the remainder of the net proceeds from the issuance of the Notes, approximately $981 million, to Williams in connection with the Contribution.

Optional Redemption. We have the option, prior to maturity, in the case of the 2017 notes, and prior to October 15, 2021 (which is three months prior to the maturity date of the 2022 notes) in the case of the 2022 notes, to redeem all or a portion of the Notes of the applicable series at any time at a redemption price equal to the greater of (i) 100% of their principal amount and (ii) the discounted present value of 100% of their principal amount and remaining scheduled interest payments, in either case plus accrued and unpaid interest to the redemption date. We also have the option at any time on or after October 15, 2021, to redeem the 2022 notes, in whole or in part, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest thereon to the redemption date.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

(3) failure by us to duly observe or perform any other of the covenants or agreements (other than those described in clause (1) or (2) above) in the indenture, which failure continues for a period of 60 days, or, in the case of the reporting covenant under the indenture, which failure continues for a period of 90 days, after the date on which written notice of such failure has been given to us by the trustee; provided, however, that if such failure is not capable of cure within such 60-day or 90-day period, as the case may be, such 60-day or 90-day period, as the case may be, will be automatically extended by an additional 60 days so long as (i) such failure is subject to cure and (ii) we are using commercially reasonable efforts to cure such failure; and

(4) certain events of bankruptcy, insolvency or reorganization described in the indenture.

Notes Registration. In June 2012, we completed an exchange offer whereby we exchanged our privately-placed Notes for like principal amounts of registered 5.250% Senior Notes due 2017 and 6.000% Senior Notes due 2022. The exchange offer fulfilled our obligations under the registration rights agreement that we entered into as part of the November 2011 issuance.

Credit Facility Agreement

During 2011, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility agreement (the “Credit Facility Agreement”). Under the terms of the Credit Facility Agreement and subject to certain requirements, we may request an increase in the commitments of up to an additional $300 million by either commitments from new lenders or increased commitments from existing lenders. The Credit Facility Agreement became effective November 1, 2011. At December 31, 2012 there were no amounts outstanding under the Credit Facility Agreement.

Interest on borrowings under the Credit Facility Agreement will be payable at rates per annum equal to, at our option: (1) a fluctuating base rate equal to the Alternate Base Rate plus the Applicable Rate, or (2) a periodic fixed rate equal to LIBOR plus the Applicable Rate. The Alternate Base Rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) the Prime Rate, and (iii) one-month LIBOR plus 1.0 percent. The Applicable Rate changes depending on which interest rate we select and our credit rating. Additionally, we will be required to pay a commitment fee based on the unused portion of the commitments under the Credit Facility Agreement.

Under the Credit Facility Agreement, prior to the occurrence of the Investment Grade Date (as defined below), we will be required to maintain a ratio of net present value of projected future cash flows from proved reserves to Consolidated Indebtedness (each as defined in the Credit Facility Agreement) of at least 1.50 to 1.00. Net present value is determined as of the end of each fiscal year and reflects the present value, discounted at 9 percent, of projected future cash flows of domestic proved oil and gas reserves (such cash flows are adjusted to reflect the impact of hedges, our lenders’ commodity price forecasts, and, if necessary, to include only a portion of our reserves that are not proved developed producing reserves). Additionally, the ratio of debt to capitalization (defined as net worth plus debt) will not be permitted to be greater than 60%. We were in compliance with our debt covenant ratios as of December 31, 2012. Investment Grade Date means the first date on which our long-term senior unsecured debt ratings are BBB- or better by S&P or Baa3 or better by Moody’s (without negative outlook or negative watch), provided that the other of the two ratings is at least BB+ by S&P or Ba1 by Moody’s.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Letters of Credit

In addition to the Notes and Credit Facility Agreement, WPX has entered into three bilateral, uncommitted letter of credit (“LC”) agreements. These LC agreements provide WPX the ability to meet various contractual requirements and incorporate terms similar to those found in the Credit Facility Agreement. At December 31, 2012 a total of $312 million in letters of credit have been issued.

Apco

Apco has a loan agreement with a financial institution for a $10 million bank line of credit. The funds could be borrowed during a one-year period which ended in March 2012. As of December 31, 2012, Apco has borrowed $8 million under this banking agreement. Principal amounts will be repaid in installments through 2016. This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.

Note 10. Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes from continuing operations includes:

	Years Ended December 31,
	2012	2011	2010
	(Millions)
Provision (benefit):
Current:
Federal	$48	$49	$72
State	3	7	5
Foreign	14	10	11

	65	66	88

Deferred:
Federal	(162)	(139)	(41)
State	(13)	(1)	(3)
Foreign	(1)	—	—

	(176)	(140)	(44)

Total provision (benefit)	$(111)	$(74)	$44

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the realized provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2012	2011	2010
	(Millions)
Provision (benefit) at statutory rate	$(120)	$(79)	$(313)
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	(7)	(5)	2
Effective state income tax rate change (net of federal benefit)	—	9	—
Alternative minimum tax credits	11	—	—
Foreign operations—net	4	—	4
Goodwill impairment	—	—	351
Other—net	1	1	—

Provision (benefit) for income taxes	$(111)	$(74)	$44

Income (loss) from continuing operations before income taxes includes $52 million, $40 million and $36 million of foreign income in 2012, 2011 and 2010, respectively.

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	December 31,
	2012	2011
	(Millions)
Deferred tax liabilities:
Properties and equipment	$1,652	$1,779
Other, net	19	137

Total deferred tax liabilities	1,671	1,916

Deferred tax assets:
Accrued liabilities and other	176	146
Alternative minimum tax credits	99	98
Loss carryovers	31	16

Total deferred tax assets	306	260
Less: valuation allowance	19	16

Total net deferred tax assets	287	244

Net deferred tax liabilities	$1,384	$1,672

Through the effective date of the spin-off, the Company’s domestic operations were included in the consolidated and combined federal and state income tax returns for Williams, except for certain separate state filings. The income tax provision for 2011 and 2010 has been calculated on a separate return basis for the Company and its consolidated subsidiaries, except for certain adjustments such as alternative minimum tax calculated at the consolidated level by Williams, for which the ultimate expected impact to the Company could not be determined until the date of deconsolidation. Effective with the spin-off, Williams and the Company entered into a tax sharing agreement which governs the respective rights, responsibilities and obligations of each company, for tax periods prior to the spin-off, with respect to the payment of taxes, filing of tax returns, reimbursements of taxes, control of audits and other tax proceedings, liability for taxes that may be triggered as a result of the spin-off and other matters regarding taxes.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

In connection with the spin-off, alternative minimum tax credits were estimated and allocated between Williams and the Company effective December 31, 2011. This resulted in the allocation to the Company of a $98 million deferred tax asset with a corresponding increase to additional paid-in-capital. Subsequent to the spin-off, Williams notified the Company of certain corrections that resulted in $15 million of reductions in the alternative minimum tax credit allocated to the Company of which $11 million is reflected within provision (benefit) for income taxes in 2012. Additionally, the Company expects to have alternative minimum tax liability for 2012.

As of December 31, 2012, the Company has approximately $500 million of state net operating loss carryovers of which approximately 99 percent expire after 2022. The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated in a particular state to utilize the net operating loss carryover for that state. Based on that assessment, a valuation allowance was recorded at December 31, 2012 and 2011 to reduce the recognized tax assets associated with state losses, net of federal benefit, to an amount that will more likely than not be realized by the Company.

Undistributed earnings of certain consolidated foreign subsidiaries excluding amounts related to foreign equity investments at December 31, 2012, totaled approximately $77 million. No provision for deferred U.S. income taxes has been made for these subsidiaries, except with respect to foreign equity investments, because the Company intends to permanently reinvest such earnings in foreign operations.

Cash payments for domestic income taxes (net of receipts) were $40 million, $10 million and $5 million in 2012, 2011 and 2010, respectively. Additionally, payments made directly to international taxing authorities were $11 million, $10 million and $8 million in 2012, 2011 and 2010, respectively. The payments and receipts for domestic income taxes for 2011 and 2010 (prior to the spin-off) were made to or received from Williams in accordance with Williams’ intercompany tax allocation procedure.

The Company’s policy is to recognize related interest and penalties as a component of income tax expense. The amounts accrued for interest and penalties are insignificant.

Pursuant to our tax sharing agreement with Williams, we will remain responsible for the tax from audit adjustments related to our business for periods prior to the spin-off. During the third quarter of 2012, Williams finalized settlements with the IRS for 2009 and 2010. The statute of limitations for most states expires one year after expiration of the IRS statute. Income tax returns for our foreign operations, primarily in Argentina, are open to audit for the 2005 to 2012 tax years.

As of December 31, 2012, the Company has no significant unrecognized tax benefits. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position associated with a domestic or international matter will result in a significant increase or decrease of an unrecognized tax benefit.

Note 11. Contingent Liabilities and Commitments

Royalty litigation

In September 2006, royalty interest owners in Garfield County, Colorado, filed a class action suit in District Court, Garfield County, Colorado, alleging we improperly calculated oil and gas royalty payments, failed to account for proceeds received from the sale of natural gas and extracted products, improperly charged certain expenses and failed to refund amounts withheld in excess of ad valorem tax obligations. Plaintiffs sought to certify a class of royalty interest owners, recover underpayment of royalties and obtain corrected payments related to calculation errors. We entered into a final partial settlement agreement. The partial settlement agreement defined the class for certification, resolved claims relating to past calculation of royalty and overriding

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

royalty payments, established certain rules to govern future royalty and overriding royalty payments, resolved claims related to past withholding for ad valorem tax payments, established a procedure for refunds of any such excess withholding in the future, and reserved two claims for court resolution. We have prevailed at the trial court and all levels of appeal on the first reserved claim regarding whether we are allowed to deduct mainline pipeline transportation costs pursuant to certain lease agreements. The remaining claim is whether we are required to have proportionately increased the value of natural gas by transporting that gas on mainline transmission lines and, if required, whether we did so and are entitled to deduct a proportionate share of transportation costs in calculating royalty payments. We anticipate litigating the second reserved claim in 2013. We believe our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and Colorado law. At this time, the plaintiffs have not provided us a sufficient framework to calculate an estimated range of exposure related to their claims.

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

Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in other states though such guidelines are expected in the future. However, the timing of any such guidance is uncertain. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments, and the effect could be material to our results of operations. Interpretive guidelines on the applicability of certain deductions in the calculation of federal royalties are extremely complex and may vary based upon the ONRR’s assessment of the configuration of processing, treating and transportation operations supporting each federal lease. Correspondence in 2009 with the ONRR’s predecessor did not take issue with our calculation regarding the Piceance Basin assumptions, which we believe have been consistent with the requirements. From October 2005 through December 2012, our deductions used in the calculation of the royalty payments in states other than New Mexico associated with conventional gas production total approximately $116 million.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

California energy crisis

Our former power business was engaged in power marketing in various geographic areas, including California. Prices charged for power by us and other traders and generators in California and other western states in 2000 and 2001 were challenged in various proceedings, including those before the FERC. We have entered into settlements with the State of California (“State Settlement”), major California utilities (“Utilities Settlement”), and others that substantially resolved each of these issues with these parties.

Although the State Settlement and Utilities Settlement resolved a significant portion of the refund issues among the settling parties, we continue to have potential refund exposure to nonsettling parties, including various California end users that did not participate in the Utilities Settlement. We currently have a settlement agreement in principle with certain California utilities aimed at substantially reducing this exposure. Once finalized, the settlement agreement will also resolve our collection of accrued interest from counterparties as well as our payment of accrued interest on refund amounts. Thus, as currently contemplated by the parties, the settlement agreement will resolve most, if not all, of our legal issues arising from the 2000-2001 California energy crisis. With respect to these matters, amounts accrued are not material to our financial position.

Certain other issues also remain open at the FERC and for other nonsettling parties.

Reporting of natural gas-related information to trade publications

Civil suits based on allegations of manipulating published gas price indices have been brought against us and others, seeking unspecified amounts of damages. We are currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri, and Wisconsin and brought on behalf of direct and indirect purchasers of natural gas in those states. These cases were transferred to the federal court in Nevada. In 2008, the court granted summary judgment in the Colorado case in favor of us and most of the other

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

defendants based on plaintiffs’ lack of standing. On January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal and entered judgment in our favor. When a final order is entered against the one remaining defendant, the Colorado plaintiffs may appeal the order.

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

At December 31, 2012, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.

In connection with the separation from Williams, we have agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.

Summary

As of December 31, 2012 and December 31, 2011, the Company had accrued approximately $18 million and $23 million, respectively, for loss contingencies associated with royalty litigation, reporting of natural gas information to trade publications and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Commitments

As part of managing our commodity price risk, we utilize contracted pipeline capacity to move our natural gas production and third party gas purchases to other locations in an attempt to obtain more favorable pricing differentials. Our commitments under these contracts as of December 31, 2012 are as follows:

(Millions)
2013	$205
2014	211
2015	207
2016	192
2017	175
Thereafter	741

Total	$1,731

We also have certain commitments to an equity investee and others, primarily for natural gas gathering and treating services and well completion services, which total $634 million over approximately seven years.

We hold a long-term obligation to deliver on a firm basis 200,000 MMBtu per day of natural gas to a buyer at the White River Hub (Greasewood-Meeker, Colorado), which is the major market hub exiting the Piceance Basin. This obligation expires in 2014.

In connection with a gathering agreement entered into by Williams Partners with a third party in December 2010, we concurrently agreed to buy up to 200,000 MMBtu per day of natural gas at Transco Station 515 (Marcellus Basin) at market prices from the same third party. Purchases under the 12-year contract began in the first quarter of 2012. We expect to sell this natural gas in the open market and may utilize available transportation capacity to facilitate the sales.

Future minimum annual rentals under noncancelable operating leases as of December 31, 2012, are payable as follows:

(Millions)
2013	$63
2014	59
2015	41
2016	10
2017	8
Thereafter	29

Total	$210

Total rent expense, excluding amounts capitalized, was $20 million, $12 million and $12 million in 2012, 2011 and 2010, respectively. Rent charges incurred for drilling rig rentals are capitalized under the successful efforts method of accounting; however, charges for rig release penalties or long term standby charges are expensed as incurred.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 12. Employee Benefit Plans

Subsequent to spin-off

On January 1, 2012, several new plans became effective for us including a defined contribution plan. WPX matches dollar-for-dollar up to the first 6 percent of eligible pay per period. Employees also receive a non-matching annual employer contribution of equal to 8 percent of eligible pay if they are age 40 or older and 6 percent of eligible pay if they are under age 40. Contributions to this plan were $6 million in 2012 and approximately $10 million was included in accrued and other current liabilities at December 31, 2012 related to the non-matching annual employer contribution.

Prior to spin-off

Through the spin-off date, certain benefit costs associated with direct employees who support our operations are determined based on a specific employee basis and were charged to us by Williams as described below. These pension and post retirement benefit costs included amounts associated with vested participants who are no longer employees. As described in Note 3 Williams also charged us for the allocated cost of certain indirect employees of Williams who provided general and administrative services on our behalf. Williams included an allocation of the benefit costs associated with these Williams employees based upon Williams’ determined benefit rate, not necessarily specific to the employees providing general and administrative services on our behalf. As a result, the information described below is limited to amounts associated with the direct employees that supported our operations.

For the periods presented, we were not the plan sponsor for these plans. Accordingly, our Consolidated Balance Sheets do not reflect any assets or liabilities related to these plans.

Pension plans

Williams is the sponsor of noncontributory defined benefit pension plans that provides pension benefits for its eligible employees. Pension expense charged to us by Williams for 2011 and 2010 totaled $8 million and $7 million, respectively.

Other postretirement benefits

Williams is the sponsor of subsidized retiree medical and life insurance benefit plans (“other postretirement benefits”) that provides benefits to certain eligible participants, generally including employees hired on or before December 31, 1991, and other miscellaneous defined participant groups. Other postretirement benefit expense charged to us by Williams for 2011 and 2010 totaled less than $1 million for each period.

Defined contribution plan

Williams also is the sponsor of a defined contribution plan that provides benefits to certain eligible participants and charged us compensation expense of $4 million and $5 million in 2011 and 2010, respectively, for Williams’ matching contributions to this plan.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 13. Stock-Based Compensation

WPX Energy, Inc. 2011 Incentive Plan

Subsequent to the spin-off, we have an equity incentive plan (“2011 Incentive Plan”) and an employee stock purchase plan (“ESPP”). The 2011 Incentive Plan authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The number of shares of common stock authorized for issuance pursuant to all awards granted under the 2011 Incentive Plan is 11 million shares. The 2011 Incentive Plan is administered by either the full Board of Directors or a committee as designated by the Board of Directors, determined by the grant. Our employees, officers and non-employee directors are eligible to receive awards under the 2011 Incentive Plan.

The ESPP allows domestic employees the option to purchase WPX common stock at a 15 percent discount through after-tax payroll deductions. The purchase price of the stock is the lower of either the first or last day of the biannual offering periods, followed with the 15 percent discount. The maximum number of shares that shall be made available under the purchase plan is 1 million shares, subject to adjustment for stock splits and similar events. The first offering under the ESPP commenced on March 1, 2012 and ended on June 30, 2012. Subsequent offering periods are from January through June and from July through December. Employees purchased 110 thousand shares at an average price of $13.08 per share during 2012.

The Williams Companies, Inc. 2011 Incentive Plan

Certain of our direct employees participated in The Williams Companies, Inc. 2007 Incentive Plan, which provides for Williams common-stock-based awards to both employees and Williams’ nonmanagement directors. The plan permits the granting of various types of awards including, but not limited to, stock options and restricted stock units. Awards may be granted for no consideration other than prior and future services or based on certain financial performance targets. Additionally, certain of our eligible direct employees participated in Williams’ ESPP. The ESPP enables eligible participants to purchase through payroll deductions a limited amount of Williams’ common stock at a discounted price.

Through the date of spin-off, we were charged by Williams for stock-based compensation expense related to our direct employees. Williams also charged us for the allocated costs of certain indirect employees of Williams (including stock-based compensation) who provide general and administrative services on our behalf. However, information included in this note is limited to stock-based compensation associated with the direct employees for years prior to 2012. See Note 3 for total costs charged to us by Williams.

Williams’ Compensation Committee determined that all outstanding Williams stock-based compensation awards, whether vested or unvested, other than outstanding options issued prior to January 1, 2006 (the “Pre-2006 Options”), be converted into awards with respect to shares of common stock of the company that continues to employ the holder following the spin-off. The Pre-2006 Options (whether held by our employees or other Williams employees) converted into options for both Williams and WPX common stock following the spin-off, in the same ratio as is used in the distribution of WPX common stock to holders of Williams common stock. The number of shares underlying each such award (including the Pre-2006 Options) and, with respect to options (including the Pre-2006 Options), the per share exercise price of each award was adjusted to maintain, on a post-spin-off basis, the pre-spin-off intrinsic value of each award.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Total stock-based compensation expense (including amount charged to us by Williams) reflected in general and administrative expense for the years ended December 31, 2012, 2011 and 2010 was $28 million, $18 million, and $14 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2012 was $43 million. This amount is comprised of $2 million related to stock options and $41 million related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 2.4 years.

Stock Options

The following summary reflects stock option activity and related information for the year ended December 31, 2012.

	WPX Plan
Stock Options	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(Millions)		(Millions)
Outstanding at December 31, 2011	4.2	$11.41	$29

Granted	0.3	$18.16
Exercised	(0.4)	$4.67
Expired	—	$—

Outstanding at December 31, 2012(a)	4.1	$12.68	$14

Exercisable at December 31, 2012	3.2	$11.74	$13

(a)	Includes approximately 598 thousand shares held by Williams’ employees at a weighted average price of $8.48 per share.

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $5 million, $7 million, and $2 million, respectively.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following summary provides additional information about stock options that are outstanding and exercisable at December 31, 2012.

	WPX Plan
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
	(Millions)		(Years)	(Millions)		(Years)
$ 5.50 to $6.76	1.0	$5.87	4.7	1.0	$5.87	4.7
$ 9.08 to $11.75	1.1	$11.28	5.0	0.9	$11.17	4.5
$12.00 to $15.67	0.7	$14.41	3.8	0.7	$14.41	3.8
$16.46 to $20.97	1.3	$18.17	7.4	0.6	$19.13	6.0

Total	4.1	$12.68	5.5	3.2	$11.74	4.7

The estimated fair value at date of grant of options for our common stock and date of conversion for WPX awards in each respective year, using the Black-Scholes option pricing model, is as follows:

	WPX Plan
	2012	2011
Weighted-average or grant date fair value of options granted	$7.79	$—

Weighted-average conversion date fair value options granted		$8.48

Weighted-average assumptions:
Dividend yield	—%	—%
Volatility	43.8%	45%
Risk-free interest rate	1.17%	0.377%
Expected life (years)	6.0	2.8

We determined that the Williams stock option grant data was not relevant for valuing WPX options; therefore the Company used the SEC simplified method. The expected volatility is based primarily on the historical volatility of comparable peer group stocks. The risk free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life is assumed based on the SEC simplified method.

For 2011, the weighted average fair value is a component of the intrinsic value calculation at spin-off. The expected volatility yield is based on the historical volatility of comparable peer group stocks. The risk free rate interest rate is based on the U.S. Treasury Constant Maturity rates as of the modification date. The expected life of the options is based over the remaining option term.

Cash received from stock option exercises was $2 million during 2012.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Nonvested Restricted Stock Units

The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2012.

	WPX Plan
Restricted Stock Units	Shares	Weighted- Average Fair Value(a)
	(Millions)
Nonvested at December 31, 2011	4.6	$9.69
Granted	2.8	$17.35
Forfeited	(0.2)	$16.20
Cancelled	—	$—
Vested	(2.4)	$5.71

Nonvested at December 31, 2012	4.8	$16.45

(a)	Performance-based shares are primarily valued using a valuation pricing model. However, certain of these shares were valued using the end-of-period market price until certification that the performance objectives were completed or a value of zero once it was determined that it was unlikely that performance objectives would be met. All other shares are valued at the grant-date market price, less dividends projected to be paid over the vesting period.

Other restricted stock unit information

	WPX Plan	Williams Plan
	2012	2011	2010
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$17.35	$27.74	$20.00

Total fair value of restricted stock units vested during the year ($’s in millions)	$14	$10	$9

Performance-based shares granted represent 13 percent of nonvested restricted stock units outstanding at December 31, 2012. These grants may be earned at the end of a three-year period based on actual performance against a performance target. Expense associated with these performance-based grants is recognized in periods after performance targets are established. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.

Note 14. Stockholders’ Equity

Common Stock

Each share of our common stock entitles its holder to one vote in the election of each director. No share of our common stock affords any cumulative voting rights. Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. No dividends were declared or paid as of December 31, 2012 or 2011. No shares of common stock are subject to redemption or have preemptive rights to purchase additional shares of our common stock or other securities.

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

Note 15. Fair Value Measurements

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

•

Level 2—Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. Our Level 2 measurements primarily consist of over-the-counter (“OTC”) instruments such as forwards, swaps, and options. These options, which hedge future sales of production, are structured as costless collars and are financially settled. They are valued using an industry standard Black-Scholes option pricing model. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents and restricted cash approximate fair value due to the nature of the instrument and/or the short-term maturity of these instruments.

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(Millions)				(Millions)
Energy derivative assets	$20	$38	$2	$60	$55	$454	$7	$516
Energy derivative liabilities	$11	$1	$3	$15	$41	$112	$6	$159
Long-term debt(a)	$—	$1,617	$—	$1,617	$—	$1,523	$—	$1,523

(a)	The carrying value of long-term debt, excluding capital leases, was $1,508 million and $1,502 million as of December 31, 2012 and 2011, respectively.

Energy derivatives include commodity based exchange-traded contracts and OTC contracts. Exchange-traded contracts include futures, swaps, and options. OTC contracts include forwards, swaps, options and swaptions. These are carried at fair value on the Consolidated Balance Sheets.

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

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at December 31, 2012, consist primarily of natural gas index transactions that are used to manage our physical requirements.

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the years ended December 31, 2012 or 2011. During the period ended March 31, 2011, certain NGL swaps that originated during the first quarter of 2011 were transferred from Level 3 to Level 2. Prior to March 31, 2011, these swaps were considered Level 3 due to a lack of observable third-party market quotes. Due to an increase in exchange-traded transactions and greater visibility from OTC trading, we transferred these instruments to Level 2.

The following table presents a reconciliation of changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.

Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Years ended December 31,
	2012 Net Energy Derivatives	2011 Net Energy Derivatives	2010 Net Energy Derivatives
	(Millions)
Beginning balance	$1	$1	$1
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	3	15	1
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, and settlements	(5)	(12)	(1)
Transfers out of Level 3	—	(3)	—

Ending balance	$(1)	$1	$1

Unrealized gains included in income (loss) from continuing operations relating to instruments still held at December 31	$(1)	$1	$—

Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues in our Consolidated Statements of Operations.

For the year ending December 31, 2011, the entire $12 million reduction to level 3 fair value measurements are settlements.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Total losses for the years ended December 31,
	2012		2011		2010
	(Millions)
Impairments:
Goodwill (Note 6)	$—		$—		$1,003	(c)
Producing properties and costs of acquired unproved reserves (Note 6)	225	(a)	367	(b)	175	(d)

	$225		$367		$1,178

(a)	Due to significant declines in forward natural gas and natural gas liquids prices during 2012, we assessed the carrying value of our natural gas-producing properties and costs of acquired unproved reserves for impairments. Our assessment utilized estimates of future discounted cash flows. Significant judgments and assumptions in these assessments include estimates of probable and possible reserve quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, future natural gas liquids prices, expectation for market participant drilling plans, expected capital costs and an applicable discount rate commensurate with the risk of the underlying cash flow estimates. As a result, we recorded the following impairment charges. Fair value measured for these properties at December 31, 2012 was estimated to be approximately $351 million.

•

$102 million and $75 million of impairment charges related to acquired unproved reserves in Powder River and Piceance, respectively. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, expectation for market participant drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 13 percent and 15 percent for probable and possible reserves, respectively.

•

$48 million impairment charge related to natural gas-producing properties in Green River. Significant assumptions in valuing these properties included proved reserves quantities of more than 29 billion cubic feet of gas equivalent, forward weighted average prices averaging approximately $5.87 per Mcfe for natural gas (adjusted for locational differences), natural gas liquids and oil, and an after-tax discount rate of 11 percent.

(b)	Due to significant declines in forward natural gas prices, we assessed the carrying value of our natural gas-producing properties and costs of acquired unproved reserves for impairments. Our assessment utilized estimates of future cash flows including potential disposition proceeds. Significant judgments and assumptions in these assessments include estimates of natural gas reserve quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs, and an applicable discount rate commensurate with risk of the underlying cash flow estimates. The annual assessment identified certain properties with a carrying value in excess of their calculated fair values. As a result, we recorded the following impairment charges. Fair value measured for these properties at December 31, 2011, was estimated to be approximately $546 million.

•

$276 million impairment charge related to natural gas-producing properties in Powder River. Significant assumptions in valuing these properties included proved reserves quantities of more than 352 billion cubic feet of gas equivalent, forward weighted average prices averaging approximately $3.81 per Mcfe for natural gas (adjusted for locational differences), natural gas liquids and oil, and an after-tax discount rate of 11 percent.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

•

$91 million impairment charge related to acquired unproved reserves in Powder River. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, expectation for market participant drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 13 percent and 15 percent for probable and possible reserves, respectively.

(c)	Due to a significant decline in forward natural gas prices across all future production periods during 2010, we determined that we had a trigger event and thus performed an interim impairment assessment of the approximate $1 billion of goodwill related to our domestic natural gas production operations (the reporting unit). Forward natural gas prices through 2025 as of September 30, 2010, used in our analysis declined more than 22 percent on average compared to the forward prices as of December 31, 2009. We estimated the fair value of the reporting unit on a stand-alone basis by valuing proved and unproved reserves, as well as estimating the fair values of other assets and liabilities which are identified to the reporting unit. We used an income approach (discounted cash flow) for valuing reserves. The significant inputs into the valuation of proved and unproved reserves included reserve quantities, forward natural gas prices, anticipated drilling and operating costs, anticipated production curves, income taxes, and appropriate discount rates. To estimate the fair value of the reporting unit and the implied fair value of goodwill under a hypothetical acquisition of the reporting unit, we assumed a tax structure where a buyer would obtain a step-up in the tax basis of the net assets acquired. Significant assumptions in valuing proved reserves included reserves quantities of more than 4.4 trillion cubic feet of gas equivalent; forward prices averaging approximately $4.65 per thousand cubic feet of gas equivalent (“Mcfe”) for natural gas (adjusted for locational differences), natural gas liquids and oil; and an after-tax discount rate of 11 percent. Unproved reserves (probable and possible) were valued using similar assumptions adjusted further for the uncertainty associated with these reserves by using after-tax discount rates of 13 percent and 15 percent, respectively, commensurate with our estimate of the risk of those reserves. In our assessment as of September 30, 2010, the carrying value of the reporting unit, including goodwill, exceeded its estimated fair value. We then determined that the implied fair value of the goodwill was zero. As a result of our analysis, we recognized a full $1 billion impairment charge related to this goodwill.
(d)	As of September 30, 2010, we had a trigger event as a result of recent significant declines in forward natural gas prices and therefore, we assessed the carrying value of our natural gas-producing properties and costs of acquired unproved reserves for impairments. Our assessment utilized estimates of future cash flows. Significant judgments and assumptions in these assessments are similar to those used in the goodwill evaluation and include estimates of natural gas reserve quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, drilling plans, expected capital costs, and an applicable discount rate commensurate with risk of the underlying cash flow estimates. The assessment performed at September 30, 2010, identified certain properties with a carrying value in excess of their calculated fair values. As a result, we recorded a $175 million impairment charge in third-quarter 2010 related to acquired unproved reserves in the Piceance Highlands acquired in 2008. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 13 percent. Fair value measured for these properties was estimated to be approximately $9 million at September 30, 2010.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 16. Derivatives and Concentration of Credit Risk

Energy Commodity Derivatives

Risk Management Activities

We are exposed to market risk from changes in energy commodity prices within our operations. We utilize derivatives to manage exposure to the variability in expected future cash flows from forecasted sales of natural gas, natural gas liquids and crude oil attributable to commodity price risk. Through December 2011, we elected to designate the majority of our applicable derivative instruments as cash flow hedges. Beginning in 2012, we began entering into commodity derivative contracts that will continue to serve as economic hedges but will not be designated as cash flow hedges for accounting purposes as we have elected not to utilize this method of accounting on new derivatives instruments. Remaining commodity derivatives recorded at December 31, 2011 that were designated as cash flow hedges will realize at the end of the first quarter of 2013.

We produce, buy and sell natural gas, natural gas liquids and crude oil at different locations throughout the United States. To reduce exposure to a decrease in revenues from fluctuations in commodity market prices, we enter into futures contracts, swap agreements, and financial option contracts to mitigate the price risk on forecasted sales of natural gas, natural gas liquids and crude oil. We have also entered into basis swap agreements to reduce the locational price risk associated with our producing basins. Our financial option contracts are either purchased options, a combination of options that comprise a net purchased option or a zero-cost collar or swaptions.

We also enter into forward contracts to buy and sell natural gas to maximize the economic value of transportation agreements and storage capacity agreements. To reduce exposure to a decrease in margins from fluctuations in natural gas market prices, we may enter into futures contracts, swap agreements, and financial option contracts to mitigate the price risk associated with these contracts. Derivatives for transportation and storage contracts economically hedge the expected cash flows generated by those agreements.

The following table sets forth the derivative volumes that are economic hedges of production volumes as well as the table depicts the notional amounts of the net long (short) positions which do not represent economic hedges of our production, both which are included in our commodity derivatives portfolio as of December 31, 2012.

Derivatives related to production

Commodity	Period	Contract Type(a)	Location	Notional Volume(b)	Weighted Average Price(c)
Crude Oil	2013	Fixed Price Swaps	WTI	(9,000)	$100.52
Natural Gas	2013	Location Swaps	Northeast	(25)	$4.63
Natural Gas	2013	Location Swaps	Rockies	(20)	$3.89
Natural Gas	2013	Location Swaps	San Juan	(10)	$3.93

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Derivatives primarily related to storage and transportation

Commodity	Period	Contract Type(d)	Location(e)	Notional Volume(b)	Weighted Average Price(f)
Natural Gas	2013	Fixed Price Swaps	Multiple	(21)	—
Natural Gas	2013	Basis Swaps	Multiple	(27)	—
Natural Gas	2013	Index	Multiple	(81)	—
Natural Gas	2014	Basis Swaps	Multiple	(1)	—
Natural Gas	2014	Index	Multiple	(20)	—
Natural Gas	2015	Basis Swaps	Multiple	(6)	—
Natural Gas	2015	Index	Multiple	(3)	—
Natural Gas	2016	Index	Multiple	2	—
Natural Gas	2017	Index	Multiple	2	—

(a)	WPX Equity Production Hedges for crude oil are business day average swaps and the natural gas hedges are fixed price at location swaps.
(b)	Natural gas volumes are reported in BBtu/day and crude oil volumes are reported in Bbl/day.
(c)	The weighted average price for natural gas is reported in $/MMBtu and the crude oil price is reported in $/Bbl.
(d)	WPX Marketing enters into exchange traded fixed price and basis swaps, over the counter fixed price and basis swaps, physical fixed price transactions and transactions with an index component.
(e)	WPX Marketing transacts at multiple locations around our core assets to maximize the economic value of our transportation, storage and asset management agreements.
(f)	The weighted average price is not reported since the notional volumes represent a net position comprised of buys and sells with positive and negative transaction prices.

Fair values and gains (losses)

The following table presents the fair value of energy commodity derivatives. Our derivatives are presented as separate line items in our Consolidated Balance Sheets as current and noncurrent derivative assets and liabilities. Derivatives are classified as current or noncurrent based on the contractual timing of expected future net cash flows of individual contracts. The expected future net cash flows for derivatives classified as current are expected to occur within the next 12 months. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions.

	December 31,
	2012		2011
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Derivatives related to production designated as hedging instruments	$5	$—	$360	$13

Not designated as hedging instruments:
Derivatives related to production not designated as hedging instruments	33	—	3	7
Legacy natural gas contracts from former power business	2	2	93	92
All other	20	13	60	47

Total derivatives not designated as hedging instruments	55	15	156	146

Total derivatives	$60	$15	$516	$159

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in accumulated other comprehensive income (“AOCI”) or revenues.

	Years Ended December 31,		Classification
	2012	2011
	(Millions)
Net gain recognized in other comprehensive income (loss) (effective portion)	$90	$413	AOCI
Net gain reclassified from accumulated other comprehensive income (loss) into income (effective portion)(a)	$434	$331	Revenues

(a)	Gains reclassified from accumulated other comprehensive income (loss) primarily represent realized gains associated with our production reflected in natural gas sales and oil and condensate sales.

There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness.

The following table presents pre-tax gains and losses recognized in revenues for our energy commodity derivatives not designated as hedging instruments.

	Years Ended December 31,
	2012	2011
	(Millions)
Unrealized gain (loss)	$32	$(10)
Realized gain (loss)	46	39

Net gain (loss) on derivative not designated as hedges	$78	$29

The cash flow impact of our derivative activities is presented in the Consolidated Statements of Cash Flows as changes in current and noncurrent derivative assets and liabilities.

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

As of December 31, 2012, we had collateral totaling $2 million posted to derivative counterparties to support the aggregate fair value of our net $5 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. At December 31, 2011, we had collateral totaling $18 million posted to derivative counterparties to support the aggregate fair value of our net $37 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which included a reduction of less than $1 million to our liability balance for our own nonperformance risk. The additional collateral that we

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $3 million and $19 million at December 31, 2012 and December 31, 2011, respectively.

Cash flow hedges

Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. During the first quarter of 2012, approximately $15 million of unrealized gains were recognized into earnings in 2012 for hedge transactions where the underlying transactions were no longer probable of occurring due to the sale of our Barnett Shale properties. The $15 million gain is included in net gains (losses) on derivatives not designated as hedges on the Consolidated Statements of Operations for 2012, as are second-quarter 2012 changes in forward mark to market value. As of December 31, 2012, we have hedged portions of future cash flows associated with anticipated energy commodity sales for three months. Based on recorded values at December 31, 2012, $3 million of net gains (net of income tax provision of $2 million) will be reclassified into earnings in the first quarter of 2013. These recorded values are based on market prices of the commodities as of December 31, 2012. Due to the volatile nature of commodity prices and changes in the creditworthiness of counterparties, actual gains or losses realized within the next quarter could differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

Concentration of Credit Risk

Cash equivalents

Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

Accounts receivable

The following table summarizes concentration of receivables, net of allowances, by product or service as of December 31:

	2012	2011
	(Millions)
Receivables by product or service:
Sale of natural gas and related products and services	$289	$286
Joint interest owners	138	150
Other	16	11

Total	$443	$447

Natural gas customers include pipelines, distribution companies, producers, gas marketers and industrial users primarily located in the eastern and northwestern United States, Rocky Mountains and Gulf Coast. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Derivative assets and liabilities

We have a risk of loss from counterparties not performing pursuant to the terms of their contractual obligations. Counterparty performance can be influenced by changes in the economy and regulatory issues, among other factors. Risk of loss is impacted by several factors, including credit considerations and the regulatory environment in which a counterparty transacts. We attempt to minimize credit-risk exposure to derivative counterparties and brokers through formal credit policies, consideration of credit ratings from public ratings agencies, monitoring procedures, master netting agreements and collateral support under certain circumstances. Collateral support could include letters of credit, payment under margin agreements and guarantees of payment by credit worthy parties.

We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2012, 2011 and 2010, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.

The gross and net credit exposure from our derivative contracts as of December 31, 2012, is summarized as follows:

Counterparty Type	Gross Investment Grade(a)	Gross Total	Net Investment Grade(a)	Net Total
	(Millions)
Gas and electric utilities, integrated oil and gas companies, and other	$1	$1	$1	$1
Energy marketers and traders	5	5	4	5
Financial institutions	54	54	44	44

	$60	60	$49	50

Credit reserves		—		—

Credit exposure from derivatives		$60		$50

(a)	We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

Our eight largest net counterparty positions represent approximately 97 percent of our net credit exposure from derivatives and are all with investment grade counterparties. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.

At December 31, 2012, we held collateral support of $4 million, either in the form of cash or letters of credit, related to our other derivative positions.

Revenues

During 2012, 2011, and 2010, BP Energy Company, a domestic segment customer, accounted for 10 percent, 11 percent and 13 percent of our consolidated revenues, respectively. During 2012, Williams accounted for 12 percent of our consolidated revenue. Prior to 2012, Williams was considered an affiliate of WPX. See Note 3 for revenue related to Williams for 2011 and 2010. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 17. Segment Disclosures

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

The following tables reflect the reconciliation of segment revenues and segment operating income (loss) to revenues and operating income (loss) as reported in the Consolidated Statements of Operations. Long-lived assets are comprised of gross property, plant and equipment and long-term investments.

For the year ended December 31, 2012	Domestic	International	Total
		(Millions)
Total revenues	$3,052	$137	$3,189

Costs and expenses:
Lease and facility operating	$251	$32	$283
Gathering, processing and transportation	504	2	506
Taxes other than income	87	24	111
Gas management, including charges for unutilized pipeline capacity	996	—	996
Exploration	72	11	83
Depreciation, depletion and amortization	939	27	966
Impairment of producing properties and costs of acquired unproved reserves	225	—	225
General and administrative	273	14	287
Other—net	12	—	12

Total costs and expenses	$3,359	$110	$3,469

Operating income (loss)	$(307)	$27	$(280)
Interest expense	(102)	—	(102)
Interest capitalized	8	—	8
Investment income and other	3	27	30

Income (loss) from continuing operations before income taxes	$(398)	$54	$(344)

Other financial information:
Net capital expenditures	$1,463	$58	$1,521
Total assets	$9,113	$343	$9,456
Long—lived assets	$13,056	$428	$13,484

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2011	Domestic	International	Total
		(Millions)
Total revenues	$3,772	$110	$3,882

Costs and expenses:
Lease and facility operating	$235	$27	$262
Gathering, processing and transportation	487	—	487
Taxes other than income	113	21	134
Gas management, including charges for unutilized pipeline capacity	1,471	—	1,471
Exploration	123	3	126
Depreciation, depletion and amortization	880	22	902
Impairment of producing properties and costs of acquired unproved reserves	367	—	367
General and administrative	263	12	275
Other—net	(3)	3	—

Total costs and expenses	$3,936	$88	$4,024

Operating income (loss)	$(164)	$22	$(142)
Interest expense	(117)	—	(117)
Interest capitalized	9	—	9
Investment income and other	6	20	26

Income (loss) from continuing operations before income taxes	$(266)	$42	$(224)

Other financial information:
Net capital expenditures	$1,531	$41	$1,572
Total assets	$10,144	$288	$10,432
Long-lived assets	$11,969	$354	$12,323

WPX Energy, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2010	Domestic	International	Total
		(Millions)
Total revenues	$3,846	$89	$3,935

Costs and expenses:
Lease and facility operating	$244	$19	$263
Gathering, processing and transportation	320	—	320
Taxes other than income	104	16	120
Gas management, including charges for unutilized pipeline capacity	1,767	—	1,767
Exploration	51	6	57
Depreciation, depletion and amortization	794	17	811
Impairment of producing properties and costs of acquired unproved reserves	175	—	175
Goodwill impairment	1,003	—	1,003
General and administrative	233	9	242
Other—net	(18)	—	(18)

Total costs and expenses	$4,673	$67	$4,740

Operating income (loss)	$(827)	$22	$(805)
Interest expense	(124)	—	(124)
Interest capitalized	15	—	15
Investment income and other	4	17	21

Income (loss) from continuing operations before income taxes	$(932)	$39	$(893)

Other financial information:
Net capital expenditures	$1,821	$35	$1,856
Total assets	$9,590	$256	$9,846
Long—lived assets	$11,915	$306	$12,221

WPX Energy, Inc.

QUARTERLY FINANCIAL DATA

(Unaudited)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-share amounts)
2012
Revenues	$910	$775	$677	$827
Operating costs and expenses	834	673	680	758
Income (loss) from continuing operations	(38)	(29)	(63)	(103)
Net income (loss)	(40)	(6)	(61)	(104)
Amounts attributable to WPX Energy:
Net income (loss)	(43)	(10)	(64)	(106)
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.21)	$(0.17)	$(0.33)	$(0.53)
2011
Revenues	$958	$959	$995	$970
Operating costs and expenses	841	807	904	830
Income (loss) from continuing operations	7	30	19	(206)
Net income (loss)	(1)	28	16	(335)
Amounts attributable to WPX Energy:
Net income (loss)	(3)	25	14	(338)
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.13	$0.09	$(1.06)

The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to rounding.

Net loss for fourth-quarter 2012 includes the following pre-tax items:

•	$108 million of impairments of producing properties and costs of acquired unproved reserves (see Note 6).

Net loss for second-quarter 2012 includes the following pre-tax items:

•	$65 million of impairments of costs of acquired unproved reserves in the Powder River Basin (see Note 6).

•	Gain on sale of Barnett and Arkoma properties.

Net loss for first-quarter 2012 includes the following pre-tax items:

•	$52 million of impairments of costs of acquired unproved reserves primarily in the Powder River Basin (see Note 6).

Net loss for fourth-quarter 2011 includes the following pre-tax items:

•

$367 million of impairments of producing properties and costs of acquired unproved reserves (see Note 6) and $193 million of impairments related to the Barrett Shale and Arkoma discontinued operations (see Note 2).

Net income for third-quarter 2011 includes the following pre-tax items:

•	$50 million write-off of leasehold costs associated with approximately 65 percent of our Columbia County, Pennsylvania acreage;

•	$11 million of dry hole costs associated with an exploratory Marcellus Shale well in Columbia County.

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures

(Unaudited)

We have significant oil and gas producing activities primarily in the Rocky Mountain region, North Dakota and Pennsylvannia in the United States. Additionally, we have international oil and gas producing activities, primarily in Argentina. The following information excludes our gas management activities.

With the exception of Capitalized Costs and the Results of Operations for all years presented, the following information includes information, through the date of sale, for the holdings in the Barnett Shale and Arkoma Basin which have been reported as discontinued operations in our consolidated financial statements. These operations represented less than five percent of our total domestic and international proved reserves in 2011.

Capitalized Costs

	As of December 31, 2011
	Domestic	International	Consolidated Total	Entity’s share of international equity method investee
	(Millions)
Proved Properties	$9,931	$259	$10,190	$254
Unproved properties	1,655	3	1,658	—

	11,586	262	11,848	254
Accumulated depreciation, depletion and amortization and valuation provisions	(3,678)	(133)	(3,811)	(154)

Net capitalized costs	$7,908	$129	$8,037	$100

	As of December 31, 2012
	Domestic	International	Consolidated Total	Entity’s share of international equity method investee
	(Millions)
Proved Properties	$11,295	$310	$11,605	$292
Unproved properties	1,153	9	1,162	1

	12,448	319	12,767	293
Accumulated depreciation, depletion and amortization and valuation provisions	(4,612)	(161)	(4,773)	(181)

Net capitalized costs	$7,836	$158	$7,994	$112

•	Excluded from capitalized costs are equipment and facilities in support of oil and gas production of $436 million and $251 million, net, for 2012 and 2011, respectively.

•	Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells including uncompleted development well costs and successful exploratory wells.

•	Unproved properties consist primarily of unproved leasehold costs and costs for acquired unproved reserves.

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Continued)

(Unaudited)

Cost Incurred

	Domestic	International	Entity’s share of international equity method investee
	(Millions)
For the Year Ended December 31, 2010
Acquisition	$1,731	$—	$—
Exploration	22	13	3
Development	988	27	25

	$2,741	$40	$28

For the Year Ended December 31, 2011
Acquisition	$45	$—	$—
Exploration	31	20	8
Development	1,461	24	26

	$1,537	$44	$34

For the Year Ended December 31, 2012
Acquisition	$111	$—	$—
Exploration	23	31	5
Development	1,130	35	35

	$1,264	$66	$40

•	Costs incurred include capitalized and expensed items.

•

Acquisition costs are as follows: The 2012 costs are primarily for undeveloped leasehold in exploratory areas targeting oil reserves. The 2011 costs are primarily for additional leasehold in the Appalachian Basin. The 2010 costs are primarily for additional leasehold in the Williston and Appalachian Basins and include approximately $422 million of proved property values.

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

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Continued)

(Unaudited)

Results of Operations

	Domestic	International	Total
	(Millions)
For the Year Ended December 31, 2010
Revenues:
Natural gas sales	$1,700	$15	$1,715
Oil and condensate sales	55	71	126
Natural gas liquid sales	282	3	285
Other revenues	40	—	40

Total revenues	2,077	89	2,166

Costs:
Lease and facility operating	244	19	263
Gathering, processing and transportation	320	—	320
Taxes other than income	104	16	120
Exploration	51	6	57
Depreciation, depletion and amortization	794	17	811
Impairment of costs of acquired unproved reserves	175	—	175
Goodwill impairment	1,003	—	1,003
General and administrative	214	9	223
Other (income) expense	(18)	—	(18)

Total costs	2,887	67	2,954

Results of operations	(810)	22	(788)
Provision (benefit) for income taxes	70	8	78

Exploration and production net income (loss)	$(880)	$14	$(866)

	Domestic	International	Total
	(Millions)
For the Year Ended December 31, 2011
Revenues:
Natural gas sales	$1,678	$16	$1,694
Oil and condensate sales	226	86	312
Natural gas liquid sales	404	4	408
Other revenues	7	4	11

Total revenues	2,315	110	2,425

Costs:
Lease and facility operating	235	27	262
Gathering, processing and transportation	487	—	487
Taxes other than income	113	21	134
Exploration	123	3	126
Depreciation, depletion and amortization	880	22	902
Impairment of certain natural gas properties in the Powder River Basin	276	—	276
Impairment of costs of acquired unproved reserves	91	—	91
General and administrative	246	12	258
Other (income) expense	(3)	3	—

Total costs	2,448	88	2,536

Results of operations	(133)	22	(111)
Provision (benefit) for income taxes	(49)	8	(41)

Exploration and production net income (loss)	$(84)	$14	$(70)

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Continued)

(Unaudited)

	Domestic	International	Total
	(Millions)
For the Year Ended December 31, 2012
Revenues:
Natural gas sales	$1,346	$18	$1,364
Oil and condensate sales	376	115	491
Natural gas liquid sales	296	3	299
Net gain on derivatives not designated as hedges	66	—	66
Other revenues	7	1	8

Total revenues	2,091	137	2,228

Costs:
Lease and facility operating	251	32	283
Gathering, processing and transportation	504	2	506
Taxes other than income	87	24	111
Exploration	72	11	83
Depreciation, depletion and amortization	939	27	966
Impairment of certain natural gas properties in the Green River Basin	48	—	48
Impairment of costs of acquired unproved reserves	177	—	177
General and administrative	267	14	281
Other (income) expense	14	—	14

Total costs	2,359	110	2,469

Results of operations	(268)	27	(241)
Provision (benefit) for income taxes	(98)	10	(88)

Exploration and production net income (loss)	$(170)	$17	$(153)

•

Amount for all years exclude the equity earnings from the international equity method investee. Equity earnings from this investee were $26 million, $24 million and $16 million in 2012, 2011 and 2010, respectively.

•	Natural gas revenues consist of natural gas production sold and includes realized gains (losses) of derivatives that were designated as cash flow hedges.

•

For derivative instruments that were entered into after January 1, 2013, we did not designate those as cash flow hedges. Any gain (loss) related to these derivatives is included in net gain on derivatives not designated as hedges.

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

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Continued)

(Unaudited)

Proved Reserves

Our international reserves are primarily attributable to a consolidated subsidiary (Apco) in which there is a 31 percent noncontrolling interest. The Entity’s share of international equity method investee represents Apco’s 40.8% interest in reserves of Petrolera Entre Lomas S.A.

	Natural Gas (Bcf)
	Domestic	International	Entity’s share of international equity method investee	Combined
Proved reserves at December 31, 2009	4,069.7	84.5	36.1	4,190.3
Revisions	(274.7)	(13.1)	2.2	(285.6)
Purchases	37.3	—	—	37.3
Extensions and discoveries	478.7	11.9	13.7	504.3
Production	(396.8)	(9.0)	(3.8)	(409.6)

Proved reserves at December 31, 2010	3,914.2	74.3	48.2	4,036.7
Revisions	(279.4)	0.2	(4.0)	(283.2)
Purchases	8.0	—	—	8.0
Divestitures	(12.8)	—	—	(12.8)
Extensions and discoveries	769.7	9.6	11.5	790.8
Production	(416.8)	(9.1)	(4.7)	(430.6)

Proved reserves at December 31, 2011	3,982.9	75.0	51.0	4,108.9
Revisions	(404.8)	(18.0)	(18.5)	(441.3)
Purchases	5.8	—	—	5.8
Divestitures	(217.0)	—	—	(217.0)
Extensions and discoveries	409.2	5.7	7.4	422.3
Production	(407.0)	(8.6)	(4.4)	(420.0)

Proved reserves at December 31, 2012	3,369.1	54.1	35.5	3,458.7

Proved developed reserves at December 31, 2010	2,368.5	43.4	27.9	2,439.8

Proved developed reserves at December 31, 2011	2,497.3	48.4	28.5	2,574.2

Proved developed reserves at December 31, 2012	2,170.7	36.5	20.8	2,228.0

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Continued)

(Unaudited)

	NGLs (MMBbls)
	Domestic	International	Entity’s share of international equity method investee	Combined
Proved reserves at December 31, 2009	64.1	1.0	1.0	66.1
Revisions	30.7	—	—	30.7
Purchases	0.2	—	—	0.2
Extensions and discoveries	8.9	0.1	0.2	9.2
Production	(8.1)	(0.1)	(0.1)	(8.3)

Proved reserves at December 31, 2010	95.8	1.0	1.1	97.9
Revisions	23.0	(0.1)	(0.1)	22.8
Purchases	0.3	—	—	0.3
Extensions and discoveries	25.0	—	—	25.0
Production	(10.1)	(0.1)	(0.1)	(10.3)

Proved reserves at December 31, 2011	134.0	0.8	0.9	135.7
Revisions	(21.1)	—	—	(21.1)
Divestitures	(1.0)	—	—	(1.0)
Extensions and discoveries	8.9	—	—	8.9
Production	(10.4)	(0.1)	(0.1)	(10.6)

Proved reserves at December 31, 2012	110.4	0.7	0.8	111.9

Proved developed reserves at December 31, 2010	48.7	0.7	0.7	50.1

Proved developed reserves at December 31, 2011	72.1	0.6	0.6	73.3

Proved developed reserves at December 31, 2012	64.9	0.5	0.6	66.0

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Continued)

(Unaudited)

	Oil (MMBbls)
	Domestic	International	Entity’s share of international equity method investee	Combined
Proved reserves at December 31, 2009	4.7	11.1	13.0	28.8
Revisions	(0.9)	0.1	0.3	(0.5)
Purchases	20.5	—	—	20.5
Extensions and discoveries	0.9	2.0	1.7	4.6
Production	(0.9)	(1.3)	(1.6)	(3.8)

Proved reserves at December 31, 2010	24.3	11.9	13.4	49.6
Revisions	1.2	(0.7)	(0.9)	(0.4)
Extensions and discoveries	24.3	1.5	1.3	27.1
Production	(2.7)	(1.4)	(1.6)	(5.7)

Proved reserves at December 31, 2011	47.1	11.3	12.2	70.6
Revisions	5.6	(1.1)	(1.1)	3.4
Divestitures	(0.3)	—	—	(0.3)
Extensions and discoveries	28.5	2.1	1.1	31.7
Production	(4.4)	(1.5)	(1.6)	(7.5)

Proved reserves at December 31, 2012	76.5	10.8	10.6	97.9

Proved developed reserves at December 31, 2010	4.0	7.1	8.1	19.2

Proved developed reserves at December 31, 2011	13.6	6.8	7.6	28.0

Proved developed reserves at December 31, 2012	23.7	6.1	6.4	36.2

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Continued)

(Unaudited)

	All products (Bcfe) (a)
	Domestic	International	Entity’s share of international equity method investee	Combined
Proved reserves at December 31, 2009	4,481.8	156.9	120.1	4,758.8
Revisions	(95.8)	(12.5)	4.0	(104.3)
Purchases	161.8	—	—	161.8
Extensions and discoveries	537.5	24.5	25.1	587.1
Production	(450.3)	(17.5)	(14.0)	(481.8)

Proved reserves at December 31, 2010	4,635.0	151.4	135.2	4,921.6
Revisions	(134.3)	(4.6)	(10.0)	(148.9)
Purchases	9.9	—	—	9.9
Divestitures	(12.8)	—	—	(12.8)
Extensions and discoveries	1,065.5	18.6	19.3	1,103.4
Production	(493.2)	(18.2)	(14.9)	(526.3)

Proved reserves at December 31, 2011	5,070.1	147.2	129.6	5,346.9
Revisions	(498.6)	(24.7)	(25.1)	(548.4)
Purchases	5.8	—	—	5.8
Divestitures	(224.8)	—	—	(224.8)
Extensions and discoveries	633.8	18.3	14.0	666.1
Production	(495.8)	(18.0)	(14.6)	(528.4)

Proved reserves at December 31, 2012	4,490.5	122.8	103.9	4,717.2

Proved developed reserves at December 31, 2010	2,684.4	90.1	80.7	2,855.2

Proved developed reserves at December 31, 2011	3,011.5	93.0	77.7	3,182.2

Proved developed reserves at December 31, 2012	2,702.6	76.1	62.8	2,841.5

(a)	Oil and natural gas liquids were converted to Bcfe using the ratio of one barrel of oil, condensate or NGLs to six thousand cubic feet of natural gas.

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

•	Purchases in 2010 include proved developed reserves of 42 Bcfe.

•

Revisions in 2012 primarily resulted from the lower 12-month average price as compared to the 12-month average price used in 2011. Revisions in 2011 and 2010 primarily relate to the reclassification of reserves from proved to probable reserves attributable to locations not expected to be developed within five years.

•	Natural gas reserves are computed at 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Continued)

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

The following is based on the estimated quantities of proved reserves. Prices are based on the 12-month average price computed as an unweighted arithmetic average of the price as of the first day of each month, unless prices are defined by contractual arrangements. For the years ended December 31, 2012 and 2011 and 2010, the average domestic combined natural gas, oil and NGL equivalent price, including deductions for gathering, processing and transportation, used in the estimates was $3.16, $3.89 and $3.48 per Mcfe, respectively. The decrease in the equivalent price from 2011 reflects the decreases in the 12-month average commodity prices partially offset by the growth of oil as a percent of total reserves. The increase in the equivalent price in 2010 reflects the impact of oil and NGLs growth in our reserves. Future cash inflows for the year ended December 31, 2010 reflects deductions for the estimates for gathering, processing and transportation. For the years ended December 31, 2011 and 2012, the estimates for gathering, processing and transportation are included in production costs. Future income tax expenses have been computed considering applicable taxable cash flows and appropriate statutory tax rates. The discount rate of 10 percent is as prescribed by authoritative guidance. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs.

Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Continued)

(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows

As of December 31, 2011	Domestic	International(a)	Entity’s share of international equity method investee(b)
	(Millions)
Future cash inflows	$25,498	$897	$891
Less:
Future production costs	11,738	340	336
Future development costs	3,484	126	117
Future income tax provisions	3,196	100	117

Future net cash flows	7,080	331	321
Less 10 percent annual discount for estimated timing of cash flows	(3,489)	(132)	(124)

Standardized measure of discounted future net cash inflows	$3,591	$199	$197

As of December 31, 2012	Domestic	International(a)	Entity’s share of international equity method investee(b)
Future cash inflows	$18,435	$968	$892
Less:
Future production costs	9,836	385	356
Future development costs	3,217	136	115
Future income tax provisions	1,059	97	104

Future net cash flows	4,323	350	317
Less 10 percent annual discount for estimated timing of cash flows	(2,374)	(136)	(118)

Standardized measure of discounted future net cash inflows	$1,949	$214	$199

(a)	Amounts attributable to a consolidated subsidiary (Apco) in which there is a 31 percent noncontrolling interest.
(b)	Represents Apco’s 40.8% interest in Petrolera Entre Lomas S.A.

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Continued)

(Unaudited)

Sources of Change in Standardized Measure of Discounted Future Net Cash Flows

For the Year Ended December 31, 2010	Domestic	International(a)	Entity’s share of international equity method investee(b)
	(Millions)
Standardized measure of discounted future net cash flows beginning of period	$1,713	$175	$129
Changes during the year:
Sales of oil and gas produced, net of operating costs	(1,446)	(59)	(55)
Net change in prices and production costs	1,921	34	43
Extensions, discoveries and improved recovery, less estimated future costs	724	—	—
Development costs incurred during year	633	26	25
Changes in estimated future development costs	(292)	(12)	(15)
Purchase of reserves in place, less estimated future costs	439	2	—
Revisions of previous quantity estimates	(332)	26	63
Accretion of discount	220	22	17
Net change in income taxes	(758)	(13)	(20)
Other	(8)	(3)	(1)

Net changes	1,101	23	57

Standardized measure of discounted future net cash flows end of period	$2,814	$198	$186

For the Year Ended December 31, 2011	Domestic	International(a)	Entity’s share of international equity method investee(b)
	(Millions)
Standardized measure of discounted future net cash flows beginning of period	$2,814	$198	$186
Changes during the year:
Sales of oil and gas produced, net of operating costs	(1,194)	(64)	(61)
Net change in prices and production costs	495	26	29
Extensions, discoveries and improved recovery, less estimated future costs	1,661	—	—
Development costs incurred during year	593	23	25
Changes in estimated future development costs	(750)	(32)	(30)
Purchase of reserves in place, less estimated future costs	15	—	—
Sale of reserves in place, loss estimated future costs	(20)	—	—
Revisions of previous quantity estimates	(209)	22	18
Accretion of discount	395	25	26
Net change in income taxes	(226)	6	4
Other	17	(5)	—

Net changes	777	1	11

Standardized measure of discounted future net cash flows end of period	$3,591	$199	$197

WPX Energy, Inc.

Supplemental Oil and Gas Disclosures—(Concluded)

(Unaudited)

For the Year Ended December 31, 2012	Domestic	International(a)	Entity’s share of international equity method investee(b)
	(Millions)
Standardized measure of discounted future net cash flows beginning of period	$3,591	$199	$197
Changes during the year:
Sales of oil and gas produced, net of operating costs	(778)	(78)	(78)
Net change in prices and production costs	(3,601)	46	49
Extensions, discoveries and improved recovery, less estimated future costs	1,154	—	—
Development costs incurred during year	333	35	35
Changes in estimated future development costs	50	(16)	(17)
Purchase of reserves in place, less estimated future costs	4	—	—
Sale of reserves in place, loss estimated future costs	(272)	—	—
Revisions of previous quantity estimates	(232)	(3)	(26)
Accretion of discount	481	26	27
Net change in income taxes	1,194	5	12
Other	25	—	—

Net changes	(1,642)	15	2

Standardized measure of discounted future net cash flows end of period	$1,949	$214	$199

(a)	Amounts attributable to a consolidated subsidiary (Apco) in which there is a 31 percent noncontrolling interest.
(b)	Represents Apco’s 40.8% interest in Petrolera Entre Lomas S.A.

WPX Energy, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged (Credited) to Costs and Expenses	Other	Deductions		Ending Balance
	(Millions)
2012:
Allowance for doubtful accounts—accounts and notes receivable(a)	$13	$—	$—	$(2)		$11
Deferred tax asset valuation allowance(a)	16	3	—	—		19
2011:
Allowance for doubtful accounts—accounts and notes receivable(a)	$16	$(1)	$—	$(2)		$13
Deferred tax asset valuation allowance(a)	22	—	—	(6	)(d)	16
2010:
Allowance for doubtful accounts—accounts and notes receivable(a)	19	(3)	—	—		16
Deferred tax asset valuation allowance(a)	22	—	—	—		22
Price-risk management credit reserves—liabilities(b)	(3)	3 (c)	—	—		—

(a)	Deducted from related assets.
(b)	Deducted from related liabilities.
(c)	Included in revenues.
(d)	Deferred tax asset retained by Williams.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act) (“Disclosure Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls will be modified as systems change and conditions warrant.

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

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth in Item 8, “Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

See report set forth in Item 8, “Financial Statements and Supplementary Data.”

Fourth Quarter 2012 Changes in Internal Controls

There have been no changes during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2013 Annual meeting of Stockholders, or our 2013 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, under the headings “Proposal 1— Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership and Reporting Compliance.”

Item 11.	Executive Compensation

The information called for by this Item 11 is incorporated by reference to our 2013 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, under the headings “Executive Compensation” and “Compensation Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our 2013 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this Item 13 is incorporated by reference to our 2013 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, under the headings “Corporate Governance” and “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services

The information called for by this Item 14 is incorporated by reference to our 2013 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1 and 2.

Page
Covered by report of Independent Registered Public Accounting Firm:
Consolidated balance sheets at December 31, 2012 and 2011	81
Consolidated statements of operations for each year in the three-year period ended December 31, 2012	82
Consolidated statements of comprehensive income (loss) for each year in the three-year period ended December 31, 2012	83
Consolidated statements of changes in equity for each year in the three-year period ended December 31, 2012	84
Consolidated statements of cash flows for each year in the three-year period ended December 31, 2012	85
Notes to consolidated financial statements	86
Schedule for each year in the three-year period ended December 31, 2012:
II — Valuation and qualifying accounts	143

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Not covered by report of independent auditors:
Quarterly financial data (unaudited)	130
Supplemental oil and gas disclosures (unaudited)	131

(a) 3 and (b). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Contribution Agreement, dated as of October 26, 2010, by and among Williams Production RMT Company, LLC, Williams Energy Services, LLC, Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC and Williams Field Services Group, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s registration statement on Form S-1/A (File No. 333-173808) filed with the SEC on July 19, 2011)

3.1	Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

3.2	Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

4.1	Indenture, dated as of November 14, 2011, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to The Williams Companies, Inc.’s Current report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

10.1	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2	Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.3	Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.4	Transition Services Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.5	Credit Agreement, dated as of June 3, 2011, by and among WPX Energy, Inc., the lenders named therein, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.3 to The Williams Companies, Inc.’s Current report on Form 8-K (File No. 001-04174) filed with the SEC on June 9, 2011)

10.6#	Amended and Restated Gas Gathering, Processing, Dehydrating and Treating Agreement by and among Williams Field Services Company, LLC, Williams Production RMT Company, LLC, Williams Production Ryan Gulch LLC and WPX Energy Marketing, LLC, effective as of August 1, 2011 (incorporated herein by reference to Exhibit 10.7 to WPX Energy, Inc.’s registration statement on Form S-1/A (File No. 333-173808) filed with the SEC on July 19, 2011)

10.7	Form of Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on July 23, 2012)(1)

10.8	Form of Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s current report on Form 8-K (File No. 001-35322) filed with the SEC on July 23, 2012)(1)

#	Certain portions have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC on December 5, 2011. Omitted information has been filed separately with the SEC.

Exhibit No.	Description

10.9	First Amendment to the Credit Agreement, dated as of November 1, 2011, by and among WPX Energy, Inc., the lenders named therein, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.2 to The Williams Companies, Inc.’s Current report on Form 8-K (File No. 001-04174) filed with the SEC on November 1, 2011)

10.10	WPX Energy, Inc. 2011 Incentive Plan (incorporated herein by reference to Exhibit 4.3 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011)(1)

10.11	WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011)(1)

10.12	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.13*	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (1)

10.14*	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (1)

10.15*	Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (1)

10.16*	WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (1)

10.17*	WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (1)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

24.1*	Powers of Attorney

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX ENERGY, Inc.
(Registrant)

By:	/s/ J. Kevin Vann
J. Kevin Vann Controller

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph A. Hill	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ Rodney J. Sailor	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ J. Kevin Vann	Controller (Principal Accounting Officer)	February 28, 2013

/s/ Kimberly S. Bowers* *	Director	February 28, 2013

/s/ John A. Carrig* *	Director	February 28, 2013

/s/ William R. Granberry* *	Director	February 28, 2013

/s/ Don J. Gunther* *	Director	February 28, 2013

/s/ Robert K. Herdman* *	Director	February 28, 2013

/s/ Kelt Kindick* *	Director	February 28, 2013

/s/ Henry E. Lentz* *	Director	February 28, 2013

/s/ George A. Lorch* *	Director	February 28, 2013

/s/ William G. Lowrie* *	Chairman of the Board	February 28, 2013

/s/ David F. Work* *	Director	February 28, 2013

*By:	/s/ Stephen E. Brilz Attorney-in-Fact	February 28, 2013