Form 10-Q
period 2013-03-31
WPX ENERGY, INC.
filed 2013-05-02
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock at April 30, 2013 were 200,228,607.

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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved gas and oil reserves;

•	Reserve potential;

•	Development drilling potential;

•	Cash flow from operations or results of operations;

•	Acquisitions or divestitures;

•	Seasonality of our business; and

•	Natural gas, crude oil, and natural gas liquids (“NGL”) prices and demand.

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

•	Changes in maintenance and construction costs;

•	Changes in the current geopolitical situation;

•	Our exposure to the credit risk of our customers;

•	Risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	Risks associated with future weather conditions;

•	Acts of terrorism; and

•	Additional risks described in our filings with the Securities and Exchange Commission ("SEC").
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$112	$153
Accounts receivable, net of allowance of $10 at March 31, 2013 and $11 at December 31, 2012	411	443
Deferred income taxes	33	17
Derivative assets	20	58
Inventories	54	66
Other	50	35
Total current assets	680	772
Investments	148	145
Properties and equipment (successful efforts method of accounting)	13,613	13,339
Less—accumulated depreciation, depletion and amortization	(5,162)	(4,923)
Properties and equipment, net	8,451	8,416
Derivative assets	4	2
Other noncurrent assets	121	121
Total assets	$9,404	$9,456

Liabilities and Equity
Current liabilities:
Accounts payable	$521	$509
Accrued and other current liabilities	145	203
Deferred income taxes	—	—
Derivative liabilities	85	14
Total current liabilities	751	726
Deferred income taxes	1,347	1,401
Long-term debt	1,589	1,508
Derivative liabilities	—	1
Asset retirement obligations	323	316
Other noncurrent liabilities	137	133
Contingent liabilities and commitments (Note 8)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares issued)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 200.3 million shares issued at March 31, 2013 and 199.3 million shares issued at December 31, 2012)	2	2
Additional paid-in-capital	5,489	5,487
Accumulated deficit	(339)	(223)
Accumulated other comprehensive income (loss)	(1)	2
Total stockholders’ equity	5,151	5,268
Noncontrolling interests in consolidated subsidiaries	106	103
Total equity	5,257	5,371
Total liabilities and equity	$9,404	$9,456

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2013	2012
	(Millions, except per-share amounts)
Revenues:
Product revenues:
Natural gas sales	$267	$357
Oil and condensate sales	139	106
Natural gas liquid sales	54	93
Total product revenues	460	556
Gas management	261	337
Net gain (loss) on derivatives not designated as hedges (Note 10)	(94)	14
Other	4	3
Total revenues	631	910
Costs and expenses:
Lease and facility operating	75	67
Gathering, processing and transportation	107	135
Taxes other than income	35	30
Gas management, including charges for unutilized pipeline capacity	243	355
Exploration	19	19
Depreciation, depletion and amortization	231	228
Impairment of costs of acquired unproved reserves (Note 4)	—	52
General and administrative	72	68
Other—net	7	5
Total costs and expenses	789	959
Operating income (loss)	(158)	(49)
Interest expense	(26)	(26)
Interest capitalized	1	2
Investment income and other	7	10
Income (loss) from continuing operations before income taxes	(176)	(63)
Provision (benefit) for income taxes	(63)	(25)
Income (loss) from continuing operations	(113)	(38)
Income (loss) from discontinued operations	—	(2)
Net income (loss)	(113)	(40)
Less: Net income attributable to noncontrolling interests	3	3
Net income (loss) attributable to WPX Energy	$(116)	$(43)
Amounts attributable to WPX Energy, Inc.:
Basic and diluted earnings (loss) per common share (Note 3):
Income (loss) from continuing operations	$(0.58)	$(0.21)
Income (loss) from discontinued operations	—	(0.01)
Net income (loss)	$(0.58)	$(0.22)
Weighted-average shares	199.9	198.1
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended March 31,
	2013	2012
	(Millions)
Net income (loss) attributable to WPX Energy	$(116)	$(43)
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of tax (a)	$—	$65
Net reclassifications into earnings of net cash flow hedge realized gains, net of tax (b)	(3)	(67)
Other comprehensive income (loss), net of tax	(3)	(2)
Comprehensive income (loss) attributable to WPX Energy	$(119)	$(45)
__________

(a)
Change in fair value of cash flow hedges is net of $37 million of income tax for the three months ended March 31, 2012. The three months ended March 31, 2012, also includes a $15 million before tax reclassification of an unrealized gain to net gain (loss) on derivatives not designated as hedges, as the underlying transaction was no longer probable of occurring (see Note 10).

(b)
Net reclassifications into earnings of net cash flow hedge realized gains are net of $2 million and $39 million of income tax for the three months ended March 31, 2013 and 2012, respectively. Before tax amounts realized and reclassified to product revenues, primarily natural gas product revenues, on the Consolidated Statements of Operations were $5 million and $106 million for the three months ended March 31, 2013 and 2012, respectively.

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	WPX Energy, Inc., Stockholders					Noncontrolling Interests in Consolidated Subsidiaries(a)	Total Equity
	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Millions)
Balance at December 31, 2012	$2	$5,487	$(223)	$2	$5,268	$103	$5,371
Comprehensive income (loss):
Net income (loss)	—	—	(116)	—	(116)	3	(113)
Other comprehensive loss	—	—	—	(3)	(3)	—	(3)
Comprehensive income (loss)							(116)
Stock based compensation	—	2	—	—	2	—	2
Balance at March 31, 2013	$2	$5,489	$(339)	$(1)	$5,151	$106	$5,257
__________

(a)	Primarily represents the 31 percent interest in Apco Oil and Gas International Inc. owned by others.
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2013	2012
	(Millions)
Operating Activities
Net income (loss)	$(113)	$(40)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	231	235
Deferred income tax provision (benefit)	(68)	(37)
Provision for impairment of properties and equipment (including certain exploration expenses)	14	64
Amortization of stock-based awards	8	6
Cash provided (used) by operating assets and liabilities:
Accounts receivable	33	96
Inventories	12	11
Margin deposits and customer margin deposit payable	(11)	(7)
Other current assets	(9)	(9)
Accounts payable	5	(80)
Accrued and other current liabilities	(63)	17
Changes in current and noncurrent derivative assets and liabilities	103	1
Other, including changes in other noncurrent assets and liabilities	1	(5)
Net cash provided by operating activities	143	252
Investing Activities
Capital expenditures (a)	(271)	(428)
Deposit received from buyer of Barnett Shale and Arkoma assets	—	31
Purchases of investments	—	(2)
Other	—	4
Net cash used in investing activities	(271)	(395)
Financing Activities
Proceeds from common stock	1	1
Proceeds from long-term debt	—	6
Borrowings on credit facility	80	—
Other	6	(28)
Net cash provided by (used in) financing activities	87	(21)
Net increase (decrease) in cash and cash equivalents	(41)	(164)
Cash and cash equivalents at beginning of period	153	526
Cash and cash equivalents at end of period	$112	$362
__________
(a) Increase to properties and equipment	$(277)	$(369)
Changes in related accounts payable	6	(59)
Capital expenditures	$(271)	$(428)
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. General, Description of Business and Basis of Presentation
General
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 in the Company's Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, changes in equity for the three months ended March 31, 2013 and cash flows for the three months ended March 31, 2013 and 2012.
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
Domestic includes natural gas, oil and natural gas liquids ("NGL") development and production and gas management activities located in Colorado, New Mexico, North Dakota, Pennsylvania and Wyoming in the United States. We specialize in development and production from tight-sands and shale formations and coal bed methane reserves in the Piceance, San Juan, Powder River, Williston, Appalachian and Green River Basins. Associated with our commodity production are sales and marketing activities that include the management of various commodity contracts such as transportation, storage and related derivatives coupled with the sale of our commodity volumes.
International primarily consists of our ownership in Apco Oil and Gas International Inc. (“Apco”, NASDAQ listed: APAGF), an oil and gas exploration and production company with concessions in Argentina and Colombia.
The consolidated businesses represented herein as WPX Energy, Inc., also referred to herein as “WPX” or the “Company” is at times referred to in the first person as “we”, “us” or “our”.
Basis of Presentation

Discontinued operations
During the second quarter of 2012, we completed the sale of our holdings in the Barnett Shale and the Arkoma Basin. The results of operations of the Barnett Shale and Arkoma Basin operations are reported as discontinued operations (see Note 2).
Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements from which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the impact of ASU 2013-04, but we do not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of applying this ASU.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Recently Adopted Provisions of U.S. GAAP
In accordance with U.S. GAAP, the following provisions, which had no material impact on the Company's financial position, results of operations or cash flows, were effective as of January 1, 2013:

•
The requirement to provide disclosures related to offsetting assets and liabilities, specifically as it relates to offsetting disclosures, wherein an entity must now make separate disclosures regarding the gross assets and liabilities, the offsetting amounts and the net assets and liabilities (see Note 10).

•
The requirement to present significant amounts reclassified out of Accumulated Other Comprehensive Income (Loss) ("AOCI") by the respective line items in the results of operations. See Note 10 and the Consolidated Statements of Comprehensive Income (Loss).

Note 2. Discontinued Operations
Summarized Results of Discontinued Operations

Three months ended March 31,
2012
(Millions)
Revenues	$20
Loss from discontinued operations	$(2)
Note 3. Earnings (Loss) Per Common Share from Continuing Operations

	Three months ended March 31,
	2013	2012
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(116)	$(41)
Basic weighted-average shares	199.9	198.1
Diluted weighted-average shares	199.9	198.1
Earnings (loss) per common share from continuing operations:
Basic	$(0.58)	$(0.21)
Diluted	$(0.58)	$(0.21)
For the three months ended March 31, 2013 and 2012, 1.9 million and 2.5 million, respectively, weighted-average nonvested restricted stock units and awards and 0.8 million and 1.3 million, respectively, weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc.
The table below includes information related to stock options that were outstanding at March 31, 2013 and 2012 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares.

	March 31,
	2013	2012
Options excluded (millions)	1.8	0.8
Weighted-average exercise price of options excluded	$17.50	$19.32
Exercise price range of options excluded	$15.67 - $20.97	$18.16 - $20.97
First quarter weighted-average market price	$15.27	$17.67

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 4. Impairments and Exploration Expense
Impairment of cost of acquired unproved reserves
As a result of declines in forward natural gas prices during the first quarter of 2012 as compared to forward natural gas prices as of December 31, 2011, we performed impairment assessments of our capitalized cost of acquired unproved reserves during first-quarter 2012. Accordingly, we recorded a $52 million impairment of capitalized costs of acquired unproved reserves primarily in the Powder River Basin. Our impairment analyses included an assessment of discounted future cash flows, which considered information obtained from drilling, other activities and natural gas reserve quantities (see Note 9).

Exploration Expense

	Three months ended March 31,
	2013	2012
	(Millions)
Geologic and geophysical costs	$5	$7
Dry hole costs	1	1
Unproved leasehold property impairment, amortization and expiration	13	11
Total exploration expense	$19	$19
Note 5. Inventories

	March 31, 2013	December 31, 2012
	(Millions)
Natural gas in underground storage	$7	$24
Material, supplies and other	47	42
	$54	$66
During the first quarter of 2013, we sold most of our natural gas in storage and terminated two of three storage capacity agreements.
Note 6. Debt and Banking Arrangements
As of the indicated dates, our debt consisted of the following:

	March 31, 2013	December 31, 2012
	(Millions)
5.250% Senior Notes due 2017	$400	$400
6.000% Senior Notes due 2022	1,100	1,100
Credit facility agreement	80	—
Apco	8	8
Other	1	—
	$1,589	$1,508
We have a $1.5 billion five-year senior unsecured revolving credit facility agreement (the “Credit Facility Agreement”) that expires in 2016. Under the terms of the Credit Facility Agreement and subject to certain requirements, we may request an increase in the commitments of up to an additional $300 million by either commitments from new lenders or increased commitments from existing lenders. As of March 31, 2013, there was $80 million borrowed under the Credit Facility Agreement, with a variable interest rate of 2.08 percent. Subsequent to March 31, 2013, we have borrowed an additional $100 million under the Credit Facility Agreement.

Letters of Credit
WPX has also entered into three bilateral, uncommitted letter of credit (“LC”) agreements. These LC agreements provide WPX the ability to meet various contractual requirements and incorporate terms similar to those found in the Credit Facility Agreement. At March 31, 2013, a total of $311 million in letters of credit have been issued.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 7. Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes from continuing operations includes:

	Three months ended March 31,
	2013	2012
	(Millions)
Current:
Federal	$1	$10
State	—	—
Foreign	4	3
	5	13
Deferred:
Federal	(62)	(35)
State	(6)	(3)
Foreign	—	—
	(68)	(38)
Total provision (benefit)	$(63)	$(25)
The effective income tax rate of the total benefit for the three months ended March 31, 2013, is greater than the federal statutory rate due primarily to state income taxes, partially offset by taxes on foreign operations.
The effective income tax rate of the total provision for the three months ended March 31, 2012, is greater than the federal statutory rate due primarily to state income taxes and an adjustment to the minimum tax credit that was allocated to us by The Williams Companies, Inc. ("Williams") as part of the spin-off, partially offset by taxes on foreign operations.
As of March 31, 2013, the amount of unrecognized tax benefits is not material. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position associated with a domestic or international matter will result in a significant increase or decrease of our unrecognized tax benefit.

Note 8. Contingent Liabilities
Royalty litigation
In September 2006, royalty interest owners in Garfield County, Colorado, filed a class action suit in District Court, Garfield County, Colorado, alleging we improperly calculated oil and gas royalty payments, failed to account for proceeds received from the sale of natural gas and extracted products, improperly charged certain expenses and failed to refund amounts withheld in excess of ad valorem tax obligations. Plaintiffs sought to certify a class of royalty interest owners, recover underpayment of royalties and obtain corrected payments related to calculation errors. We entered into a final partial settlement agreement. The partial settlement agreement defined the class for certification, resolved claims relating to past calculation of royalty and overriding royalty payments, established certain rules to govern future royalty and overriding royalty payments, resolved claims related to past withholding for ad valorem tax payments, established a procedure for refunds of any such excess withholding in the future, and reserved two claims for court resolution. We have prevailed at the trial court and all levels of appeal on the first reserved claim regarding whether we are allowed to deduct mainline pipeline transportation costs pursuant to certain lease agreements. The remaining claim is whether we are required to have proportionately increased the value of natural gas by transporting that gas on mainline transmission lines and, if required, whether we did so and are entitled to deduct a proportionate share of transportation costs in calculating royalty payments. We anticipate litigating the second reserved claim in 2013. Plaintiffs have claimed damages of approximately $20 million plus interest. However, we believe our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and Colorado law.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
In February 2013, a potential class of royalty owners filed suit in Campbell County District Court, Wyoming, alleging violations of the Wyoming Royalty Payment Act by failing to properly and timely pay and report royalty and overriding royalty. Plaintiffs seek monetary damages, interest and penalties, and declaratory and injunctive relief. The case has been removed to Federal Court. At this time, we do not have a sufficient basis to calculate an estimated range of exposure related to this claim.
Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The ONRR's guidance provides its view as to how much of a producer's bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in other states though such guidelines are expected in the future. However, the timing of any such guidance is uncertain and, independent of the issuance of additional guidance, ONRR has recently asked producers to attempt to evaluate the deductibility of these fees directly with the midstream companies that transport and process gas. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments, and the effect could be material to our results of operations. Interpretive guidelines on the applicability of certain deductions in the calculation of federal royalties are extremely complex and may vary based upon the ONRR's assessment of the configuration of processing, treating and transportation operations supporting each federal lease. Correspondence in 2009 with the ONRR's predecessor did not take issue with our calculation regarding the Piceance Basin assumptions, which we believe have been consistent with the requirements. From April 2006 through March 2013, our deductions used in the calculation of the royalty payments in states other than New Mexico associated with conventional gas production total approximately $107 million.
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
Reporting of natural gas-related information to trade publications
Civil suits based on allegations of manipulating published gas price indices have been brought against us and others, seeking unspecified amounts of damages. We are currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri and Wisconsin and brought on behalf of direct and indirect purchasers of natural gas in those states. These cases were transferred to the federal court in Nevada. In 2008, the court granted summary judgment in the Colorado case in favor of us and most of the other defendants based on plaintiffs’ lack of standing. On January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal and entered judgment in our favor. When a final order is entered against the one remaining defendant, the Colorado plaintiffs may appeal the order.
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
At March 31, 2013, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we have agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of March 31, 2013 and December 31, 2012, the Company had accrued approximately $18 million for loss contingencies associated with royalty litigation, reporting of natural gas information to trade publications and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$8	$15	$1	$24	$20	$38	$2	$60
Energy derivative liabilities	$6	$77	$2	$85	$11	$1	$3	$15
Long-term debt (a)	$—	$1,660	$—	$1,660	$—	$1,617	$—	$1,617
__________

(a)	The carrying value of long-term debt, excluding capital leases, was $1,588 million and $1,508 million as of March 31, 2013 and December 31, 2012, respectively.
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
Forward, swap and option contracts included in Level 2 are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of our production, are structured as costless collars or as swaptions and are financially settled. All of our financial options are valued using an industry standard Black-Scholes option pricing model. In connection with several natural gas swaps entered into, we granted natural gas swaptions to the swap counterparties in exchange for receiving premium hedged prices on the natural gas swaps. These swaptions grant the counterparty the option to enter into future swaps with us. Significant inputs into our Level 2 valuations include commodity prices, implied volatility by location and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.
Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short with more than 99 percent of the net fair value of our derivatives portfolio expiring at the end of 2014. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at March 31, 2013, consist primarily of natural gas index transactions that are used to manage our physical requirements.

Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the periods ended March 31, 2013 and 2012.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.
Level 3 Fair Value Measurements Using Significant Unobservable Inputs

	Three months ended March 31,
	2013	2012
	(Millions)
Beginning balance	$(1)	$1
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	—	1
Purchases, issuances, and settlements	—	(3)
Transfers out of Level 3	—	—
Ending balance	$(1)	$(1)
Unrealized gains included in income (loss) from continuing operations relating to instruments still held at March 31	$—	$(1)
Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues in our Consolidated Statements of Operations.
The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Total losses for the three months ended March 31,
	2013	2012
	(Millions)
Impairments:
Costs of acquired unproved reserves (see Note 4)	$—	$52	(a)
 __________

(a)
Due to significant declines in forward natural gas prices during the first quarter of 2012, we assessed the carrying value of our natural gas costs of acquired unproved reserves for impairments. Most of the impairment charge is related to costs of acquired unproved reserves in the Powder River Basin. Our assessment utilized estimates of future discounted cash flows. Significant judgments and assumptions in these assessments include estimates of probable and possible reserve quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, future natural gas liquids prices, expectation for market participant drilling plans, expected capital costs and an after-tax discount rate of 13 percent and 15 percent for probable and possible reserves, respectively.

Note 10. Derivatives and Concentration of Credit Risk
Energy Commodity Derivatives
Risk Management Activities
We are exposed to market risk from changes in energy commodity prices within our operations. We utilize derivatives to manage exposure to the variability in expected future cash flows from forecasted sales of natural gas, natural gas liquids and crude oil attributable to commodity price risk. Through December 2011, we elected to designate the majority of our applicable derivative instruments as cash flow hedges. Beginning in 2012, we began entering into commodity derivative contracts that will continue to serve as economic hedges but will not be designated as cash flow hedges for accounting purposes as we have elected not to utilize this method of accounting on new derivatives instruments. Remaining commodity derivatives recorded at December 31, 2011 that were designated as cash flow hedges were fully realized by the end of the first quarter of 2013.
We produce, buy and sell natural gas, crude oil and natural gas liquids at different locations throughout the United States. To reduce exposure to a decrease in revenues from fluctuations in commodity market prices, we enter into futures contracts, swap agreements, and financial option contracts to mitigate the price risk on forecasted sales of natural gas, crude oil and natural gas liquids. We have also entered into basis swap agreements to reduce the locational price risk associated with our

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

producing basins. Our financial option contracts are either purchased options, a combination of options that comprise a net purchased option or a zero- cost collar or swaptions.
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
The following table sets forth the derivative volumes that are economic hedges of production volumes as well as the table depicts the notional amounts of the net long (short) positions which do not represent economic hedges of our production, both which are included in our commodity derivatives portfolio as of March 31, 2013.

  Derivatives related to production

Commodity	Period	Contract Type(a)	Location	Notional Volume (b)	Weighted Average Price(c)
Crude Oil	Apr-Dec 2013	Fixed Price Swaps	WTI	(8,665)	$100.64
Crude Oil	Apr-Dec 2013	Fixed Price Swaps	LLS	(335)	$109.40
Natural Gas	Apr-Dec 2013	Fixed Price Swaps	Henry Hub	(470)	$3.59
Natural Gas	Apr-Dec 2013	Basis Swaps	Northeast	(111)	$0.21
Natural Gas	Apr-Dec 2013	Basis Swaps	Mid-Con	(33)	$(0.17)
Natural Gas	Apr-Dec 2013	Basis Swaps	Rockies	(20)	$(0.15)
Crude Oil	2014	Fixed Price Swaps	WTI	(1,500)	$95.00
Natural Gas	2014	Fixed Price Swaps	Henry Hub	(40)	$4.35
Natural Gas	2014	Swaptions	Henry Hub	(40)	$4.35

Derivatives primarily related to storage and transportation

Commodity	Period	Contract Type(d)	Location(e)	Notional Volume (b)	Weighted Average Price(f)
Natural Gas	Apr-Dec 2013	Fixed Price Swaps	Multiple	(1)	—
Natural Gas	Apr-Dec 2013	Basis Swaps	Multiple	(20)	—
Natural Gas	Apr-Dec 2013	Index	Multiple	(87)	—
Natural Gas	2014	Fixed Price Swaps	Multiple	(5)	—
Natural Gas	2014	Basis Swaps	Multiple	6	—
Natural Gas	2014	Index	Multiple	(20)	—
Natural Gas	2015	Basis Swaps	Multiple	(6)	—
Natural Gas	2015	Index	Multiple	(3)	—
Natural Gas	2016	Index	Multiple	2	—
Natural Gas	2017	Index	Multiple	2	—
__________

(a)	Derivatives related to WPX crude oil production are business day average swaps and the derivatives related to natural gas production are fixed price swaps, basis swaps and swaptions.

(b)	Natural gas volumes are reported in BBtu/day and crude oil volumes are reported in Bbl/day.

(c)	The weighted average price for natural gas is reported in $/MMBtu and the crude oil price is reported in $/Bbl.

(d)	WPX Marketing enters into exchange traded fixed price and basis swaps, over the counter fixed price and basis swaps, physical fixed price transactions and transactions with an index component.

(e)	WPX Marketing transacts at multiple locations primarily around our core assets to maximize the economic value of our transportation, storage and asset management agreements.

(f)	The weighted average price is not reported since the notional volumes represent a net position comprised of buys and sells with positive and negative transaction prices.

 Fair values and gains (losses)
The following table presents the fair value of energy commodity derivatives. Our derivatives are presented as separate line items in our Consolidated Balance Sheets as current and noncurrent derivative assets and liabilities. Derivatives

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Derivatives related to production designated as hedging instruments	$—	$—	$5	$—
Not designated as hedging instruments:
Derivatives related to production not designated as hedging instruments	15	77	33	—
Legacy natural gas contracts from former power business	2	1	2	2
All other	7	7	20	13
Total derivatives not designated as hedging instruments	24	85	55	15
Total derivatives	$24	$85	$60	$15

The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI or revenues.

	Three months ended March 31,
	2013	2012	Classification
	(Millions)
Net gain recognized in other comprehensive income (loss) (effective portion)	$—	$102	AOCI
Net gain (loss) reclassified from accumulated other comprehensive income (loss) into income (effective portion) (a)	$5	$106	Revenues
Loss recognized in income (ineffective portion)	$—	$(1)	Revenues
__________

(a)
Gains reclassified from accumulated other comprehensive income (loss) primarily represent realized gains on derivatives designated as hedges of our production and are reflected in natural gas sales and oil and condensate sales.

There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness.
The following table presents pre-tax gains and losses recognized in revenues for our energy commodity derivatives not designated as hedging instruments.

	Three months ended March 31,
	2013	2012
	(Millions)
Unrealized loss	$(103)	$(1)
Realized gain	9	15
Net gain (loss)	$(94)	$14
The cash flow impact of our unrealized loss on derivative activities is presented in the Consolidated Statements of Cash Flows as changes in current and noncurrent derivative assets and liabilities.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Cash Collateral Posted(Received)	Net Amount
March 31, 2013	(Millions)
Derivative assets with right of offset or master netting agreements	$24	$(18)	$—	$6
Derivative liabilities with right of offset or master netting agreements	$(85)	$18	$—	$(67)

December 31, 2012
Derivative assets with right of offset or master netting agreements	$60	$(10)	$(2)	$48
Derivative liabilities with right of offset or master netting agreements	$(15)	$10	$—	$(5)
__________

(a)
With all of our financial trading counterparties, we have agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements. Additionally, we have negotiated master netting agreements with some of our counterparties. These master netting agreements allow multiple entities that have multiple underlying agreements the ability to net derivative assets and derivative liabilities at settlement or in the event of a default or a termination under one or more of the underlying contracts.

Credit-risk-related features
Certain of our derivative contracts contain credit-risk-related provisions that would require us, under certain events, to post additional collateral in support of our net derivative liability positions. These credit-risk-related provisions require us to post collateral in the form of cash or letters of credit when our net liability positions exceed an established credit threshold. The credit thresholds are typically based on our senior unsecured debt ratings from Standard and Poor's and/or Moody's Investment Services. Under these contracts, a credit ratings decline would lower our credit thresholds, thus requiring us to post additional collateral. We also have contracts that contain adequate assurance provisions giving the counterparty the right to request collateral in an amount that corresponds to the outstanding net liability.
As of March 31, 2013, we had a net $67 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $68 million.
Cash flow hedges
Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. During the first quarter of 2012, approximately $15 million of unrealized gains were recognized into earnings in 2012 for hedge transactions where the underlying transactions were no longer probable of occurring due to the sale of our Barnett Shale properties. The $15 million gain is included in net gains (losses) on derivatives not designated as hedges on the Consolidated Statements of Operations for 2012. As of March 31, 2013, no derivatives were designated as cash flow hedges.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

Derivative assets and liabilities
We have a risk of loss from counterparties not performing pursuant to the terms of their contractual obligations.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2013, 2012 and 2011, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.

The gross and net credit exposure from our derivative contracts as of March 31, 2013, is summarized as follows:

Counterparty Type	Gross Investment Grade (a)	Gross Total	Net Investment Grade (a)	Net Total
	(Millions)
Energy marketers and traders	$1	$1	$—	$1
Financial institutions	23	23	5	5
	$24	24	$5	6
Credit reserves		—		—
Credit exposure from derivatives		$24		$6

__________

(a)
We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

Our two largest net counterparty positions represent approximately 81 percent of our net credit exposure from derivatives and are all with investment grade counterparties. Under our marginless hedging agreements with key banks, we nor the participating financial institutions are required to provide collateral support related to hedging activities.
At March 31, 2013, we did not hold any collateral support either in the form of cash or letters of credit, related to our other derivative positions.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

	Domestic	International	Total
		(Millions)
Three months ended March 31, 2013
Total revenues	$595	$36	$631
Costs and expenses:
Lease and facility operating	$67	$8	$75
Gathering, processing and transportation	106	1	107
Taxes other than income	29	6	35
Gas management, including charges for unutilized pipeline capacity	243	—	243
Exploration	18	1	19
Depreciation, depletion and amortization	224	7	231
General and administrative	69	3	72
Other—net	6	1	7
Total costs and expenses	$762	$27	$789
Operating income (loss)	$(167)	$9	$(158)
Interest expense	(26)	—	(26)
Interest capitalized	1	—	1
Investment income and other	2	5	7
Income (loss) from continuing operations before income taxes	$(190)	$14	$(176)
Three months ended March 31, 2012
Total revenues	$879	$31	$910
Costs and expenses:
Lease and facility operating	$61	$6	$67
Gathering, processing and transportation	135	—	135
Taxes other than income	25	5	30
Gas management, including charges for unutilized pipeline capacity	355	—	355
Exploration	14	5	19
Depreciation, depletion and amortization	222	6	228
Impairment of costs of acquired unproved reserves (Note 4)	52	—	52
General and administrative	65	3	68
Other—net	5	—	5
Total costs and expenses	$934	$25	$959
Operating income (loss)	$(55)	$6	$(49)
Interest expense	(26)	—	(26)
Interest capitalized	2	—	2
Investment income and other	2	8	10
Income (loss) from continuing operations before income taxes	$(77)	$14	$(63)
Total assets
Total assets as of March 31, 2013	$9,048	$356	$9,404
Total assets as of December 31, 2012	$9,113	$343	$9,456

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following discussion should be read in conjunction with the selected historical consolidated financial data and the consolidated financial statements and the related notes included in Part I, Item 1 in this Form 10-Q and our 2012 Annual Report on Form 10-K. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q and our Annual Report on Form 10-K.
Overview
The following table presents our production volumes and financial highlights for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Production Sales Data:
Domestic natural gas (MMcf)	90,411	101,346
Domestic oil (MBbls)	1,242	948
Domestic NGLs (MBbls)	1,907	2,746
Domestic combined equivalent volumes (MMcfe) (a)	109,303	123,511
Domestic per day combined equivalent volumes (MMcfe/d)	1,215	1,357
Domestic combined equivalent volumes (MBoe)	18,217	20,585
International combined equivalent volumes (MMcfe) (a)(b)	4,775	5,052
International per day combined equivalent volumes (MMcfe/d)	53	56
Financial Data (millions):
Total domestic revenues	$595	$879
Total international revenues	$36	$31
Consolidated operating income (loss)	$(158)	$(49)
Consolidated capital expenditures	$271	$428
 __________

(a)	Oil and NGLs were converted to MMcfe using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.

(b)	Includes approximately 69 percent of Apco’s production (which corresponds to our ownership interest in Apco) and other minor directly held interests.
Our 2013 results are impacted by lower realized natural gas prices coupled with lower natural gas and natural gas liquids volumes relative to the first-quarter 2012. Results were also impacted by our decision to no longer elect hedge accounting on new derivatives beginning in 2012. Total domestic revenues in 2013 reflect $103 million of unrealized losses on derivatives not designated as hedges as a result of increased natural gas prices towards the end of March relative to our derivative positions. Total realized gains included in domestic revenues for all derivatives (primarily related to production) were $14 million and $120 million for the three months ended March 31, 2013 and 2012, respectively. During first-quarter 2012, we also recorded $52 million in impairments of costs of acquired unproved reserves in the Powder River and Piceance Basins.
Outlook
In 2013, we will focus on growing our oil production and developing oil reserves, primarily those located in the Williston Basin. Further, capital will be focused on the development of reserves in the middle Bakken and upper Three Forks formations of this basin.
We will remain disciplined in the development of our natural gas reserves. We will continue to focus our natural gas drilling effort in the NGL rich Piceance Basin, because of our scale and efficiency of that operation, together with significant infrastructure already in place. In the Appalachian Basin, we will initially focus on completing our inventory of drilled locations. Our drilling program in the Appalachian Basin will be limited. Specifically, drilling capital in Susquehanna County, will be minimal due to infrastructure constraints on our third party gatherer's system. Until those constraints have been rectified we will look to develop opportunities in Westmoreland County in the Appalachian Basin. Additionally, a sustained increase in natural gas prices in 2013 could lead to an increase in natural gas drilling activity.
We will continue to focus on lowering costs through reduced drilling times, efficient use of pad design and completion activities and negotiated cost savings on vendor contracts. Additionally, more favorable, previously negotiated gathering and processing contract provisions became effective in 2013.
We will look to deploy 8 percent to 10 percent of our estimated capital spending on exploratory activities. In 2013, we expect to spud test wells in two new areas as well as continue to look at purchasing land in these and other areas. Our exploration activities are primarily focused on increasing our commodity mix of liquids, primarily oil. Additionally, our Niobrara Shale discovery well in the Piceance Basin exceeded 1 billion cubic feet of natural gas production in just over 100 days of operations. We commenced drilling our second Niobrara Shale well in April 2013 and plan to drill three additional wells in 2013. We anticipate our total capital spending in 2013 will be approximately $1 billion to $1.2 billion. During first quarter, our capital expenditures totaled $271 million.
We continue to operate with a focus on increasing shareholder value and investing in our businesses in a way that enhances our competitive position by:

•	Continuing to invest in and grow our production and reserves;

•	Continuing to diversify our commodity portfolio through the development of our Bakken Shale oil play position and liquids-rich basins (primarily Piceance Basin) with high concentrations of NGLs;

•	Retaining the flexibility to make adjustments to our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities; and

•	Continuing to maintain an active economic hedging program around our commodity price risks.
Potential risks or obstacles that could impact the execution of our plan include:

•	Lower than anticipated energy commodity prices;

•	Higher capital costs of developing our properties;

•	Lower than expected levels of cash flow from operations;

•	Counterparty credit and performance risk;

•	General economic, financial markets or industry downturn;

•	Changes in the political and regulatory environments;

•	Increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment supplies, skilled labor or transportation;

•	Decreased drilling success; and

•	Unavailability of capital.
We have seen improvement in natural gas prices during early 2013. Should this improvement not continue, we would need to either reduce our capital spending or utilize more of our credit facility, or a combination of both. We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we utilize master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements.
From time to time, we may consider strategic acquisitions or dispositions of assets that could be material to our financial condition or results of operations.  In early 2013, in connection with a potential monetization of our assets in the Powder River Basin, we opened a data room that enables interested third parties to access information regarding those assets.

Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing gas and oil properties, we enter into derivative contracts for a portion of our future production. We chose not to designate our derivative contracts associated with our future production as cash flow hedges. For the remainder of 2013, we have the following contracts as of March 31, 2013 shown at weighted average volumes and basin-level weighted average prices:

	Apr - Dec 2013 Natural Gas
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Natural gas fixed-price—Henry Hub	470	$3.59
Basis swaps—Northeast	111	$0.21
Basis swaps—Mid-Continent	33	$(0.17)
Basis swaps—Rockies	20	$(0.15)

	Apr - Dec 2013 Crude Oil
	Volume (Bbls/d)	Weighted Average Price ($/Bbl) Floor-Ceiling for Collars
Crude oil fixed-price—WTI	8,665	$100.64
Crude oil fixed-price—LLS	335	$109.40

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
Domestic includes natural gas, oil and natural gas liquids development and production and gas management activities located in Colorado, New Mexico, North Dakota, Pennsylvania and Wyoming in the United States. Our development and production techniques specialize in production from tight-sands and shale formations and coal bed methane reserves in the Piceance, San Juan, Powder River, Williston, Appalachian and Green River Basins. Associated with our commodity production are sales and marketing activities that include the management of various commodity contracts such as transportation, storage and related hedges coupled with the sale of our commodity volumes.
International primarily consists of our ownership in Apco, an oil and gas exploration and production company with concessions in Argentina and Colombia.

Three Month-Over-Three Month Results of Operations
Revenue Analysis

	Three months ended March 31,		$ Change	% Change
	2013	2012
	(Millions)
Domestic revenues:
Natural gas sales	$263	$353	$(90)	(25)%
Oil and condensate sales	111	80	31	39%
Natural gas liquid sales	53	92	(39)	(42)%
Total product revenues	427	525	(98)	(19)%
Gas management	261	337	(76)	(23)%
Net gain (loss) on derivatives not designated as hedges	(94)	14	(108)	NM
Other	1	3	(2)	(67)%
Total domestic revenues	$595	$879	$(284)	(32)%
Total international revenues	36	31	$5	16%
Total revenues	$631	$910	$(279)	(31)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Revenues
Significant variances in the respective line items of domestic revenues are comprised of the following:

•
$90 million decrease in natural gas sales reflects a $105 million decrease in realized gains from derivatives designated as hedges, partially offset by a $15 million increase in sales which reflects a per Mcf price (excluding hedges) of $2.85 for the three months ended March 31, 2013 compared to $2.41 for the three months ended March 31, 2012 on production sales volumes of 90,411 MMcf and 101,346 MMcf for the three months ended March 31, 2013 and 2012, respectively. The decrease in our production sales volumes is due in part to our disciplined development of natural gas reserves in a low natural gas price environment. However, natural gas production in the Appalachian Basin has increased and third party infrastructure constraints are starting to be resolved. A service provider has completed three field compression sites in March that support our production in Susquehanna County. With hedges, our natural gas price per Mcf was $2.90 compared to $3.48 for the three months ended March 31, 2013 and 2012, respectively.

•
$31 million increase in oil and condensate sales reflects increased production sales volumes of 1,242 Mbbls compared to 948 Mbbls as well as increased price per barrel of $89.77 compared to $84.54 (including the impact of hedges in 2012) for the three months ended March 31, 2013 and 2012, respectively. The increase in production sales volumes primarily relate to increased production in the Williston Basin where the per day volumes were 11.5 MBbls per day for the first three months 2013 compared to 7.7 MBbls per day for the same period in 2012. Our operations in the Williston Basin were temporarily affected early in 2013 by winter storms and sub-zero temperatures. Our oil production for the first quarter 2013 would have been higher barring these short-lived impacts.

•
$39 million decrease in natural gas liquids sales reflects a per barrel price of $28.21 compared to $33.46 for the three months ended March 31, 2013 and 2012, respectively. Production sales volumes also decreased to 1,907 Mbbls for the three months ended March 31, 2013 compared to 2,746 Mbbls for the same period in 2012, part of this decrease relates to lower ethane recovery rates as a result of ethane prices in the Piceance Basin during 2013.

•
$76 million decrease in gas management revenues primarily due to 48 percent lower natural gas sales volumes partially offset by a 46 percent increase in average prices on physical natural gas sales. We experienced a similar decrease of $112 million in related gas management costs and expenses.

•
$108 million change in net gain (loss) on derivatives not designated as hedges primarily relates to unrealized mark-to-market losses on natural gas derivatives not designated as hedges. Natural gas prices increased towards the end of March relative to our derivative positions.

International Revenues
International revenues increased primarily due to higher average oil sales prices in Argentina and new oil production in Colombia during the three months ended March 31, 2013 compared to the same period in 2012, and the reinstatement of a government hydrocarbon subsidy program.

Cost and operating expense and operating income (loss) analysis:

	Three months ended March 31,		$ Change	% Change
	2013	2012
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$67	$61	$(6)	(10)%
Gathering, processing and transportation	106	135	29	21%
Taxes other than income	29	25	(4)	(16)%
Gas management, including charges for unutilized pipeline capacity	243	355	112	32%
Exploration	18	14	(4)	(29)%
Depreciation, depletion and amortization	224	222	(2)	(1)%
Impairment of costs of acquired unproved reserves	—	52	52	100%
General and administrative	69	65	(4)	(6)%
Other—net	6	5	(1)	(20)%
Total domestic costs and expenses	$762	$934	$172	18%
International costs and expenses:
Lease and facility operating	$8	$6	$(2)	(33)%
Gathering, processing and transportation	1	—	(1)	NM
Taxes other than income	6	5	(1)	(20)%
Exploration	1	5	4	80%
Depreciation, depletion and amortization	7	6	(1)	(17)%
General and administrative	3	3	—	—%
Other—net	1	—	(1)	NM
Total international costs and expenses	$27	$25	$(2)	(8)%
Total costs and expenses	$789	$959	$170	18%
Domestic operating income (loss)	$(167)	$(55)	$(112)	NM
International operating income	$9	$6	$3	50%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Domestic Costs
Significant components on our domestic costs and expenses are comprised of the following:

•
Lease and facility operating expense averaged $0.61 per Mcfe for the three months ended March 31, 2013 compared to $0.50 for the same period in 2012. This change primarily relates to decreased production as well as increased water disposal costs resulting from decreased drilling and the corresponding utilization of produced water in the well hydraulic fracturing process.

•
Gathering, processing and transportation charges averaged $0.98 per Mcfe compared to $1.09 per Mcfe for the three months ended March 31, 2013 and 2012. The decrease in the average rate primarily reflects a $9 million adjustment in 2012, or $0.07 per Mcfe, related to an adjustment of royalty calculations for prior periods. The decrease in the average rate also reflects the effect of new contract provisions effective January 1, 2013 associated with previously negotiated gathering and processing agreements in the Piceance Basin.

•	Taxes other than income averaged $0.27 per Mcfe for the first quarter 2013 compared to $0.20 per Mcfe for the same period in 2012.

•
$112 million decrease in gas management expenses, primarily due to 48 percent lower natural gas sales volumes partially offset by a 27 percent increase in average prices on physical natural gas cost of sales. Also included in gas management expenses are $13 million and $11 million for the three months ended March 31, 2013 and 2012, respectively, for unutilized pipeline capacity. Gas management expenses for the period ended March 31, 2012 also includes $11 million related to lower of cost or market charges to the carrying value of natural gas inventories in storage.

•
During the three months ended March 31, 2013, our depreciation, depletion and amortization averaged $2.04 per Mcfe compared to an average $1.80 per Mcfe for the same period in 2012. During the course of 2012, we adjusted downward our estimated proved reserves used for the calculation of depletion and amortization to reflect the impact of the decrease in the 12 month average price.

•	$52 million of property impairments of cost of acquired unproved reserves were included for the three months ended March 31, 2012, as previously discussed.
International costs
International lease and facility operating costs increased primarily due to greater operation and maintenance expenses partially offset by decreased exploration expenses related to 2012 dry hole expenses and 3-D seismic acquisition costs.
Consolidated results below operating income (loss)

	Three months ended March 31,		$ Change	% Change
	2013	2012
	(Millions)
Consolidated operating income (loss)	$(158)	$(49)	$(109)	NM
Interest expense	(26)	(26)	—	—%
Interest capitalized	1	2	(1)	(50)%
Investment income and other	7	10	(3)	(30)%
Income (loss) from continuing operations before income taxes	(176)	(63)	(113)	(179)%
Provision (benefit) for income taxes	(63)	(25)	38	152%
Income (loss) from continuing operations	(113)	(38)	(75)	(197)%
Income (loss) from discontinued operations	—	(2)	2	100%
Net income (loss)	(113)	(40)	(73)	(183)%
Less: Net income attributable to noncontrolling interests	3	3	—	—%
Net income (loss) attributable to WPX Energy	$(116)	$(43)	$(73)	(170)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Our investment income results primarily from equity earnings associated with our international and domestic equity investments.
Benefit for income taxes changed favorably due to the greater pre-tax loss in 2013 compared to 2012. See Note 7 for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Management’s Discussion and Analysis of Financial Condition and Liquidity
Outlook
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital, capital expenditures, and tax and debt payments while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2013 will continue to be expected cash flow from operations and borrowings on our $1.5 billion credit facility. The combination of these sources should be sufficient to allow us to pursue our business strategy and goals for 2013.
We note the following assumptions for the remainder of 2013:

•	Our capital expenditures, including international, are estimated to be approximately $1 billion to $1.2 billion in 2013, and are generally considered to be largely discretionary; and

•	Apco’s liquidity requirements will continue to be provided from its cash flows from operations and cash on hand.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices;

•	Higher than expected collateral obligations that may be required, including those required under new commercial agreements;

•	Significantly lower than expected capital expenditures could result in the loss of undeveloped leaseholds; and

•	Reduced access to our credit facility.
Liquidity
We plan to conservatively manage our balance sheet and our level of capital spending. Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses throughout 2013. Our internal and external sources of consolidated liquidity include cash generated from operations, cash and cash equivalents on hand and our credit facility. Additional sources of liquidity, if needed and if available, include bank financings, proceeds from the issuance of long-term debt and equity securities and proceeds from asset sales.
Sources (Uses) of Cash

	Three months ended March 31,
	2013	2012
	(Millions)
Net cash provided (used) by:
Operating activities	$143	$252
Investing activities	(271)	(395)
Financing activities	87	(21)
Decrease in cash and cash equivalents	$(41)	$(164)
Operating activities
Our net cash provided by operating activities for the three months ended March 31, 2013 decreased from the same period in 2012 primarily due to the decrease in our operating results driven by lower natural gas sales revenues.
Investing activities
Significant transactions include expenditures for drilling and completion of $232 million and $373 million for the three months ended March 31, 2013 and 2012, respectively. Also included in 2012, is $31 million deposit received from the buyer of the Barnett and Arkoma properties.
Financing activities
Net cash provided by financing activities in 2013 primarily relates to borrowings from our revolving credit facility agreement (see Note 6 of Notes to Consolidated Financial Statements) made to partially fund capital expenditures for the first quarter 2013. The use of cash in 2012 primarily relates to changes in our cash overdrafts.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at March 31, 2013 or at December 31, 2012.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2013.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of natural gas, natural gas liquids and crude oil, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our marketing trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted and changes in interest rates.

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
Trading
Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of $1 million at both March 31, 2013 and December 31, 2012. The value at risk for contracts held for trading purposes was less than $1 million at both March 31, 2013 and December 31, 2012.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our natural gas purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net liability of $62 million at March 31, 2013 and a net asset of $39 million at December 31, 2012.
The value at risk for derivative contracts held for nontrading purposes was $15 million at March 31, 2013, and $6 million at December 31, 2012. During the last 12 months, our value at risk for these contracts ranged from a high of $27 million to a low of $6 million.

Item 4. Controls and Procedures
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

First-Quarter 2013 Changes in Internal Controls
There have been no changes during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information called for by this item is provided in Note 8 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A. Risk Factors

Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2012, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of March 31, 2013.

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
Amended and Restated Gas Gathering, Processing, Dehydrating and Treating Agreement by and among Williams Field Services Company, LLC, Williams Production RMT Company, LLC, Williams Production Ryan Gulch LLC and WPX Energy Marketing, LLC, effective as of August 1, 2011 (incorporated herein by reference to Exhibit 10.7 to WPX Energy, Inc.’s registration statement on Form S-1/A (File No. 333-173808) filed with the SEC on July 19, 2011)

10.7
Form of Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on July 23, 2012) (1)

10.8
Form of Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s current report on Form 8-K (File No. 001-35322) filed with the SEC on July 23, 2012) (1)

#	Certain portions have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC on December 5, 2011. Omitted information has been filed separately with the SEC.

Exhibit No.	Description

10.9
First Amendment to the Credit Agreement, dated as of November 1, 2011, by and among WPX Energy, Inc., the lenders named therein, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.2 to The Williams Companies, Inc.’s Current report on Form 8-K (File No. 001-04174) filed with the SEC on November 1, 2011)

10.10
WPX Energy, Inc. 2011 Incentive Plan (incorporated herein by reference to Exhibit 4.3 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011) (1)

10.11
WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011) (1)

10.12
Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.13
Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.14
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.15
Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.16
WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.17
WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

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
Date: May 2, 2013