Form 10-K
period 2013-12-31
WPX ENERGY, INC.
filed 2014-02-27
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-35322

WPX Energy, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-1836028
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3500 One Williams Center, Tulsa, Oklahoma	74172-0172
(Address of Principal Executive Offices)	(Zip Code)
855-979-2012
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $3,775,544,298.
The number of shares outstanding of the registrant’s common stock outstanding at February 26, 2014 was 201,737,171.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
WPX ENERGY, INC.
We are an independent natural gas and oil exploration and production company engaged in the exploitation and development of long-life unconventional properties. Our principal executive office is located at 3500 One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 855-979-2012. We are focused on profitably exploiting our significant natural gas reserves base and related NGLs in the Piceance Basin of the Rocky Mountain region, and on developing and growing our oil positions in the Williston Basin in North Dakota and the San Juan Basin in the southwestern United States. Our other areas of domestic operations include natural gas plays in the Appalachian Basin in Pennsylvania, the San Juan Basin, and the Powder River Basin in Wyoming. In addition, we own a 69 percent controlling ownership interest in Apco Oil and Gas International Inc. (“Apco”), which holds oil and gas concessions in Argentina and Colombia and trades on the NASDAQ Capital Market under the symbol “APAGF.” Our international interests make up approximately 3 percent of our total proved reserves. In consideration of this percentage, unless specifically referenced herein, the information included in this section relates only to our domestic activity.
We have built a geographically diverse portfolio of natural gas and oil reserves through organic development and strategic acquisitions. Our proved reserves at December 31, 2013 were 4,905 Bcfe, comprised of 4,762 Bcfe in domestic reserves and 143 Bcfe in net international reserves. Our domestic reserves reflect a mix of 76.2 percent natural gas, 13.0 percent crude oil and 10.8 percent NGLs. During 2013, we replaced our domestic production for all commodities at a rate of 162 percent. For oil alone, we replaced 547 percent of our oil production. Our Piceance Basin operations form the majority of our proved reserves and current production, providing a low-cost, scalable asset base.
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

BUSINESS OVERVIEW AND PROPERTIES
Our Business Strategy
Our business strategy is to increase shareholder value by finding and developing reserves and producing natural gas, oil and NGLs at costs that generate attractive rates of return on our investments.

•
Efficiently Allocate Capital for Optimal Portfolio Returns. We expect to allocate capital to the most profitable opportunities in our portfolio based on commodity price cycles and other market conditions, enabling us to grow our reserves and production in a manner that maximizes our returns on investments. In determining which drilling opportunities to pursue, we target a minimum after-tax internal rate of return on each operated well we drill of 15 percent. While we have a significant portfolio of drilling opportunities that we believe meet or exceed our return targets even in challenging commodity price environments, we are disciplined in our approach to capital spending and will adjust our drilling capital expenditures based on our level of expected cash flows, access to capital and overall liquidity position.

•
Continue Our Cost-Efficient Development Approach. We focus on developing properties where we can apply development practices that result in cost-efficiencies. We manage costs by focusing on establishing large scale, contiguous acreage blocks where we can operate a majority of the properties. We believe this strategy allows us to better achieve economies of scale and apply continuous technological improvements in our operations. We have replicated these cost-efficient approaches in the Williston Basin.

•
Target a More Balanced Commodity Mix in Our Production Profile through development and exploration. With our Williston Basin, Gallup Sandstone in the San Juan Basin and our liquids-rich Piceance Basin assets, we have a significant drilling inventory of oil and liquids-rich opportunities that we intend to develop in order to achieve a more balanced commodity mix in our production. We refer to the Piceance Basin as “liquids-rich” because our proved reserves in that basin consist of “wet,” as opposed to “dry,” gas and have a significant liquids component. However, the newly discovered Niobrara shale formation is generally considered to be dry gas. We will continue to pursue other oil- and liquids-rich organic development and acquisition opportunities that meet our investment returns and strategic criteria.

•
Pursue Efforts to Monetize Certain Assets and Redeploy Proceeds. From time to time we consider transactions that would monetize certain of our assets and enable us to redeploy the proceeds in areas where there is an opportunity for a higher return. In 2013, for example, we announced plans to consider the formation of a master limited partnership, or “MLP,” which would hold working interests in mature, producing natural gas properties located in the Piceance Basin in Colorado. Subject to final board approval and favorable market conditions, we expect to pursue these plans in the first half of 2014.

•
Maintain Financial Liquidity and Manage Commodity Price Sensitivity. We plan to maintain liquidity through a mix of cash on hand and availability under our credit facility. In addition, we have engaged and will continue to engage in commodity derivative hedging activities to maintain a degree of cash flow stability. Typically, we target hedging approximately 50 percent of expected revenue from domestic production during a current calendar year in order to strike an appropriate balance of commodity price upside with cash flow protection, although we may vary from this level based on our perceptions of market risk. As of February 26, 2014, our estimated domestic natural gas production revenues were approximately 61 percent hedged for 2014 and our estimated domestic oil production revenues were approximately 56 percent hedged for 2014.

•
Optimize and Focus our Portfolio of Assets over Time. Our objective over time is to grow our production within our cash flow. With that in mind, we continuously evaluate the performance of our assets and, when appropriate, we consider divestitures of assets that are underperforming or which are no longer a part of our strategic focus. As previously announced, we are actively pursuing the potential disposition of our interests in Apco. We may consider additional divestitures under conditions that we deem appropriate.

•
Pursue Significant Resource Potential through Exploration Activities. We have a history of acquiring undeveloped properties that meet our disciplined return requirements and other acquisition criteria to expand upon our existing positions as well as acquiring undeveloped acreage in new geographic areas that offer significant resource potential. We expect to opportunistically acquire acreage positions in new areas where we feel we can establish significant scale and replicate our cost-efficient development approach.

Significant Properties
Our principal areas of operation are the Piceance Basin, Williston Basin, San Juan Basin, Appalachian Basin, Powder River Basin and, through our ownership of Apco, Colombia and Argentina.
Piceance Basin
We entered the Piceance Basin in May 2001 with the acquisition of Barrett Resources and since that time have grown to become the largest natural gas producer in Colorado. Our Piceance Basin properties currently comprise our largest area of concentrated development drilling.
During 2013, we operated an average of 6.6 drilling rigs in the basin, including 5.6 in the Piceance Valley and one in the Piceance Highlands. We expect to operate nine rigs in the Piceance Basin in 2014. In 2013, we had an average of 601 MMcf/d of net gas production from our Piceance Basin properties along with an average of 19.1 Mbbls/d of NGLs and 1.9 Mbbls/d of condensate recovered from our Piceance Basin properties. Capital expenditures were approximately $374 million which included the completion of 250 gross (237 net) wells in 2013. As of December 31, 2013, another 18 gross operated wells were awaiting completions. A large majority of our natural gas production in this basin currently is gathered through a system owned by Williams Partners L.P. (“Williams Partners”) and delivered to markets through a number of interstate pipelines.
The Piceance Basin is located in northwestern Colorado. Our operations in the basin are divided into two areas: the Piceance Valley and the Piceance Highlands. Our Piceance Valley area includes operations along the Colorado River valley and is the more developed area where we have produced consistent, repeatable results. The Piceance Highlands, which are those areas at higher elevations above the river valley, contain vast development opportunities that position us well for growth in the future as infrastructure expands and efficiency improvements continue. Our development activities in the basin are primarily focused on the Williams Fork section within the Mesaverde formation. The Williams Fork can be over 2,000 feet in thickness and is comprised of several tight, interbedded, lenticular sandstone lenses encountered at depths ranging from 6,000 to 9,000 feet. In order to maximize producing rates and recovery of natural gas reserves we must hydraulically fracture the well using a fluid system comprised of 99 percent water and sand. Advancements in completion technology, including the use of microseismic data, have enabled us to more effectively stimulate the reservoir and recover a greater percentage of the natural gas in place.
In early 2013, we announced a successful discovery in the Niobrara shale formation which has the potential to significantly increase our natural gas reserves and daily production in future years. The discovery well produced an initial high of 16 MMcf/d at a flowing pressure of 7,300 pounds per square inch. The Niobrara and Mancos Shales are generally located at depths of 10,000 to 13,000 feet. We have the lease rights to approximately 180,000 net acres of the Niobrara/Mancos Shale play that underlies our expansive leasehold position in the Piceance Basin. Substantial gathering and processing infrastructure is in place to accommodate additional gas volumes from the area, as is take-away capacity from the basin. Gas produced from the Niobrara and Mancos Shales can be processed without modification to existing gas treatment facilities. We plan to double our delineation drilling in 2014 with up to 10 wells expected and we also initiated 3D seismic work in the Piceance Valley to aid in the delineation. This activity will provide 70 percent seismic coverage of our Piceance Valley acreage.
Williston Basin
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
During 2013, we operated an average of 4.1 rigs on our Williston Basin properties and we had an average of 14.8 Mboe/d of net production from our Williston Basin wells. Capital expenditures were approximately $476 million which included the completion of 51 gross (36 net) wells in 2013. As of December 31, 2013, another 12 gross operated wells were awaiting completion.
We are developing oil reserves through horizontal drilling in the Middle Bakken and plan to develop the Upper Three Forks Shale oil formations. Based on our subsurface geological analysis, we believe that our position lies in an area of the basin with substantial potential recovery for Bakken formation oil.

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
The Three Forks formation, generally found immediately under the Bakken formation, has also proven to contain productive reservoir rock. The Three Forks formation typically consists of interbedded dolomites and shale with local development of a discontinuous sandy member at the top, known as the Sanish sand. The Three Forks formation is an unconventional carbonate play. Similar to the Bakken formation, the Three Forks formation has recently been exploited utilizing the same horizontal drilling and advanced completion techniques as the Bakken development. Drilling in the Three Forks formation began in mid-2008 and many operators are drilling wells targeting this formation. Based on our geologic interpretation of the Three Forks formation, we believe that most of our Williston Basin acreage is prospective in the Three Forks formation.
Our acreage in the Williston Basin, as well as a portion of our acreage in the Piceance Basin and Powder River Basin, is leased to us by or with the approval of the federal government or its agencies, and is subject to federal authority, the National Environmental Policy Act (“NEPA”), the Bureau of Indian Affairs or other regulatory regimes that require governmental agencies to evaluate the potential environmental impacts of a proposed project on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining project permits or approvals and could result in certain instances in the cancellation of existing leases.
San Juan Basin
We acquired our San Juan Basin properties as part of The Williams Companies, Inc. (“Williams”) acquisition of Northwest Energy in 1983. These properties represented the first major area of natural gas exploration and development activities for Williams. Our San Juan Basin properties include holdings across the basin producing primarily from the Mesaverde, Fruitland Coal and Mancos Shale formations which are predominantly gas bearing. We operate two units in New Mexico (Rosa and Cox Canyon) as well as a number of non-unit properties, and we operate in three major areas of Colorado (Northwest Cedar Hills, Ignacio and Bondad). We operate 878 wells in the San Juan Basin and also own interest in 2,328 wells operated by other operators in New Mexico and Colorado. We hold approximately 128,000 net acres in the gas window of the basin.
In 2013, we announced a successful oil discovery in the Mancos Gallup Sandstone in the San Juan Basin that has the potential to significantly increase our oil production and reserves in future years. At December 31, 2013, our leasehold position in the oil window of the San Juan Basin was approximately 32,000 net acres and we are targeting additional acreage. In early 2014, we have acquired approximately 12,000 additional net acres.
During 2013, we had an average of 123 MMcfe/d of net production from our San Juan Basin properties. Capital expenditures, including exploratory expenditures, were approximately $117 million which included the completion of 13 gross (13 net) wells from our oil properties. As of December 31, 2013, another 3 gross operated wells were awaiting completion.
The San Juan Basin is one of the oldest and most prolific coal bed methane plays in the world. The Fruitland coal bed extends to depths of approximately 4,200 feet with net thickness ranging from zero to 100 feet. The Mesaverde play is the top producing tight gas play in the basin with total thickness ranging from 500 to 2,500 feet. The Mesaverde is underlain by the upper Mancos Shale and overlain by the Lewis Shale. The Mancos Shale, locally referred to as the Gallup Sandstone, is found at a depth of approximately 5,400 feet and is fine-grained sandstone interval of approximately 150 feet thick. The Mancos Shale includes both oil and natural gas.
Some of our acreage in the San Juan Basin is leased to us by or with the approval of the federal government or its agencies, including the United States Forest Service (USFS), Bureau of Land Management (BLM), the Bureau of Indian Affairs (BIA), and the Federal Indian Minerals Office (FIMO). These particular leases are subject to federal authority, including the National Environmental Policy Act, and require governmental agencies to evaluate the potential environmental impacts of a proposed project on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining both permits to drill and rights of way.
Appalachian Basin
Our Appalachian Basin acreage is located in three principal areas of the play within Pennsylvania: the northeast portion of the play in and near Susquehanna County; the southwest in and around Westmoreland County and centrally in Clearfield and Centre Counties. We also have acreage in Columbia County in Pennsylvania. We have expanded our position since our entry into the Appalachian Basin in 2009, both organically and through third-party acquisitions. We are the primary operator on our acreage for the three areas. A third party gathering system provides trunkline service out of the Susquehanna area. This system experienced operational, maintenance and remediation efforts throughout much of 2013.
During 2013, we operated one rig on our Appalachian Basin properties and we had an average of 83 MMcfe/d of net production from our Appalachian Basin wells. Production levels were hampered for much of 2013 due to the issues discussed previously on the aforementioned third party gathering system. Capital expenditures were approximately $126 million which included the completion of 37 gross (24 net) wells in 2013. Our drilling program in the Appalachian Basin will be limited to completions in 2014. As of December 31, 2013, another 18 gross operated wells were awaiting completion. Additionally in 2013, we recorded impairment charges related to the Appalachian Basin. See Note 6 of Notes to Consolidated Financial Statements for further discussion.
The Marcellus Shale formation of the Appalachian Basin is the most expansive shale gas play in the United States, spanning six states in the northeastern United States. The Marcellus Shale is a black, organic rich shale formation located at depths between 4,000 and 8,500 feet, covering approximately 95,000 square miles at an average net thickness of 50 feet to 300 feet.
Powder River Basin
We own a large position in coal bed methane reserves in the Powder River Basin and together with our co-developer, Lance Oil & Gas Company Inc., control 806,482 acres, of which our ownership represents 360,002 net acres. We share operations with our co-developer and both companies have extensive experience producing from coal formations in the Powder River Basin dating from its earliest commercial growth in the late 1990s. The natural gas produced is gathered by a system owned by our co-developer.
During 2013, we had an average of 174 MMcfe/d of net production from our Powder River Basin properties. Capital expenditures were approximately $6 million which included the completion of 37 gross (16 net) wells in 2013. The majority of these wells were drilled in prior years and completed the dewatering process in 2012. In 2014, we expect a level of expenditures similar to our 2013 expenditures. Our Powder River Basin properties are located in northeastern Wyoming. Our development operations in this basin are focused on coal bed methane plays in the Big George and Wyodak project areas. Initially, coal bed methane wells typically produce water in a process called dewatering. This process lowers pressure, allowing the natural gas to flow to the wellbore. As the coal seam pressure declines, the wells begin producing methane gas at an increasing rate. As the wells mature, the production peaks, stabilizes and then begins declining. The average life of a coal bed methane well in the Powder River Basin ranges from 5 to 15 years. While these wells generally produce at much lower rates with fewer reserves attributed to them when compared to conventional natural gas wells in the Rocky Mountains, they also typically have higher drilling success rates and lower capital costs.
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
International
We hold an approximate 69 percent controlling equity interest in Apco. Apco in turn owns interests in several blocks in Argentina, including concessions in the Neuquén, Austral, Northwest and San Jorge Basins, and in three exploration permits in Colombia, with its primary properties consisting of the Neuquén and Austral Basin concessions. Apco’s oil and gas reserves are approximately 52 percent oil, 44 percent natural gas and 4 percent liquefied petroleum gas.
During 2013, Apco had an average of 12.5 Mboe/d of net production.

Apco participated in the drilling of 31 gross wells operated by its partners in 2013. Apco spent, for its direct ownership interest, approximately $51 million in capital expenditures.
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
Other Properties
Our other holdings, amounting to less than one percent of our assets, are primarily comprised of gas reserves in the Green River Basin of southwest Wyoming.
Acquisitions and Divestitures
Our acquisitions during 2013 consisted of miscellaneous leasehold purchases of $57 million with minimal associated production. The majority of these purchases were for oil exploration leaseholds. We may from time to time dispose of producing properties and undeveloped acreage positions if we believe they no longer fit into our strategic plan.
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
Reserves and Production Information
We have significant oil and gas producing activities primarily in the Piceance, Williston and San Juan Basins located in the United States. Additionally, we have international oil and gas producing activities, primarily in Argentina. Proved reserves and revenues related to international activities are approximately 3 percent and 5 percent, respectively, of our total international and domestic proved reserves and revenues from producing activities. Accordingly, unless specifically stated otherwise, the information in the remainder of this Item 1 relates only to the oil and gas activities in the United States.

Oil and Gas Reserves
The following table sets forth our estimated domestic net proved developed and undeveloped reserves expressed by product and on a natural gas equivalent basis for the reporting periods December 31, 2013, 2012 and 2011.

	As of December 31, 2013
	Gas (MMcf)	Oil (Mbbls)	NGL (Mbbls)	Equivalent (MMcfe)(a)%
Proved Developed	2,265,204	36,828	48,587	2,777,695	58%
Proved Undeveloped	1,364,552	66,102	37,128	1,983,930	42%
Total Proved-Domestic	3,629,756	102,930	85,715	4,761,625

	As of December 31, 2012
	Gas (MMcf)	Oil (Mbbls)	NGL (Mbbls)	Equivalent (MMcfe)(a)%
Proved Developed	2,170,681	23,740	64,910	2,702,579	60%
Proved Undeveloped	1,198,392	52,807	45,449	1,787,928	40%
Total Proved-Domestic	3,369,073	76,547	110,359	4,490,507

	As of December 31, 2011
	Gas (MMcf)	Oil (Mbbls)	NGL (Mbbls)	Equivalent (MMcfe)(a)%
Proved Developed	2,497,291	13,555	72,139	3,011,457	59%
Proved Undeveloped	1,485,644	33,568	61,938	2,058,676	41%
Total Proved-Domestic	3,982,935	47,123	134,077	5,070,133
__________

(a)	Oil and NGLs converted to MMcfe using the ratio of one barrel of oil, condensate or NGLs to six thousand cubic feet of natural gas.
The following table sets forth our estimated domestic net proved reserves for our largest areas of activity expressed by product and on a gas equivalent basis as of December 31, 2013.

	As of December 31, 2013
	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Equivalent (MMcfe)
Piceance Basin	2,518,993	8,156	75,130	3,018,712
Williston Basin	46,111	88,690	9,086	632,763
Appalachian Basin	328,071	—	—	328,071
Powder River Basin	244,569	1	—	244,573
San Juan Basin	472,463	5,935	1,499	517,065
Other	19,549	148	—	20,441
Total Proved-Domestic	3,629,756	102,930	85,715	4,761,625
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
Our 2013 year-end estimated proved reserves reflect an average natural gas price of $3.27 per Mcf, an average oil price of $92.16 per barrel and average NGL price of $37.45 per barrel. These prices were calculated from the 12-month average, first-of-the-month price for the applicable indices for each basin as adjusted for respective location price differentials. During 2013, we added 534 Bcfe of additions to our proved reserves. During 2013, we participated in the drilling of 416 gross wells at a net capital cost of approximately $1,022 million, which includes costs associated with nine exploratory wells.

Proved reserves reconciliation

PROVED U.S. RESERVES RECONCILIATION CHART
Bcfe
The 534 Bcfe of Extensions and Discoveries reflects 127 Bcfe added for drilled locations and 407 Bcfe added for new proved undeveloped locations. The extensions and discoveries were primarily in the Piceance Basin, Williston Basin, Appalachia Basin and San Juan Basin. The overall net positive revisions of 177 Bcfe reflects 133 Bcfe of net positive revisions made to developed reserves and 44 Bcfe of net positive revisions made to undeveloped reserves.
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
Approximately 99 percent of our total year-end 2013 domestic proved reserves estimates were audited by NSAI. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures in preparing the December 31, 2013 reserves estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, as prepared by us. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
The technical person primarily responsible for overseeing preparation of the reserves estimates and the third party reserves audit is our Director of Reserves and Production Services. The Director’s qualifications include 31 years of reserves evaluation experience, a B.S. in geology from the University of Texas at Austin, an M.S. in Physical Sciences from the University of Houston and membership in the American Association of Petroleum Geologists and The Society of Petroleum Engineers.
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
At December 31, 2013, our proved undeveloped reserves were 1,984 Bcfe, an increase of 196 Bcfe over our December 31, 2012 proved undeveloped reserves estimate of 1,788 Bcfe. During 2013, 257 Bcfe of our December 31, 2012 proved undeveloped reserves were converted to proved developed reserves at a cost of $414 million. An additional 192 Bcfe of proved developed reserves was added to total proved reserves due to the development of unproved locations. Combined extensions and revisions of proved undeveloped reserves were 451 Bcfe of which 407 Bcfe were extensions of previously unproved locations and the remainder of 44 Bcfe are the total net revisions to proved undeveloped reserves.
All proved undeveloped locations are scheduled to be drilled within the next five years.

Oil and Gas Production, Production Prices and Production Costs
The following table summarizes our net production sales for the years indicated.

	Year Ended December 31,
	2013	2012	2011
Production Sales Data:
Natural Gas (MMcf)
U.S.
Piceance Basin	219,317	246,179	247,700
Other(a)	140,146	151,303	141,080
International(b)	6,534	7,061	7,389
Total	365,997	404,543	396,169
Oil (Mbbls)
U.S.	5,928	4,394	2,651
International(b)	2,032	2,178	2,054
Total	7,960	6,572	4,705
NGLs (Mbbls)
U.S.
Piceance Basin	6,963	10,075	9,902
Other(a)	458	317	155
International(b)	167	181	183
Total	7,588	10,573	10,240
Combined Equivalent Volumes (MMcfe)(b)	459,287	507,416	485,840
Combined Equivalent Volumes (Mboe)(b)	76,548	84,569	80,793
Average Daily Combined Equivalent Volumes (MMcfe/d)
U.S.
Piceance Basin	727	852	855
Other(a)	477	476	419
International(b)	54	58	57
Total	1,258	1,386	1,331
 __________

(a)	Excludes production from our Barnett Shale and Arkoma Basin operations, which were the subject of a disposition in 2012.

(b)	Includes approximately 69 percent of Apco’s production (which corresponds to our ownership interest in Apco) and other minor directly held interests.

The following tables summarize our domestic sales price and cost information for the years indicated.

	Year Ended December 31,
	2013	2012	2011
Domestic realized average price per unit(a):
Natural gas:
Natural gas excluding all derivative settlements (per Mcf)	$2.97	$2.32	$3.48
Impact of hedges (per Mcf)	0.02	1.06	0.84
Natural gas including hedges (per Mcf)	2.99	3.38	4.32
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per Mcf)	(0.06)	0.03	—
Natural gas net price including all derivative settlements (per Mcf)	$2.93	$3.41	$4.32
Oil:
Oil excluding all derivative settlements (per barrel)	$90.21	$83.35	$84.91
Impact of hedges (per barrel)	—	2.23	0.39
Oil including hedges (per barrel)	90.21	85.58	85.30
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)	1.52	0.35	—
Oil net price including all derivative settlements (per barrel)	$91.73	$85.93	$85.30
NGL:
NGL excluding all derivative settlements (per barrel)	$30.70	$28.56	$40.17
Impact of hedges (per barrel)	—	—	—
NGL including hedges (per barrel)	30.70	28.56	40.17
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)	0.07	1.56	—
NGL net price including all derivative settlements (per barrel)	$30.77	$30.12	$40.17

Combined commodity price per Mcfe, including all derivative settlements(b)	$4.15	$4.21	$4.96
 __________

(a)	Excludes our Barnett Shale and Arkoma Basin operations, which were the subject of a disposition in 2012.

(b)	Realized average prices reflect realized market prices, net of fuel and shrink.

	Year Ended December 31,
	2013	2012	2011
Domestic expenses per Mcfe(a):
Production costs:
Lifting costs and workovers	$0.51	$0.44	$0.43
Facilities operating expense	0.06	0.03	0.03
Other operating and maintenance	0.05	0.05	0.05
Total LOE	$0.62	$0.52	$0.51
Gathering, processing and transportation charges	0.98	1.04	1.05
Taxes other than income	0.27	0.18	0.24
Total production cost	$1.87	$1.74	$1.80
General and administrative	$0.62	$0.56	$0.57
Depreciation, depletion and amortization	$2.06	$1.93	$1.89
 __________

(a)	Excludes our Barnett Shale and Arkoma Basin operations, which were the subject of a disposition in 2012.

Productive Oil and Gas Wells
The table below summarizes 2013 productive wells by area (a).

	Gas Wells (Gross)	Gas Wells (Net)	Oil Wells (Gross)	Oil Wells (Net)
Piceance Basin	4,748	4,326	—	—
Williston Basin	—	—	161	94
Appalachian Basin	141	80	—	—
Powder River Basin	4,873	2,101	—	—
San Juan Basin	3,193	855	13	13
Other(b)	1,104	26	—	—
Total	14,059	7,388	174	107
__________

(a)	We use the term “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest.

(b)	Other includes Green River Basin and miscellaneous smaller properties.
At December 31, 2013, there were 231 gross and 110 net producing wells with multiple completions.
Developed and Undeveloped Acreage
The following table summarizes our leased acreage as of December 31, 2013.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Piceance Basin	134,163	103,950	154,375	117,236	288,538	221,186
Williston Basin	61,687	54,774	27,289	25,962	88,976	80,736
Appalachian Basin	36,169	26,620	77,064	61,374	113,233	87,994
Powder River Basin	621,975	278,706	184,507	81,296	806,482	360,002
San Juan Basin	229,959	116,238	51,582	44,587	281,541	160,825
Other(a)	31,850	6,131	385,121	247,560	416,971	253,691
Total	1,115,803	586,419	879,938	578,015	1,995,741	1,164,434
 __________

(a)	Other includes exploratory acreage in Montana and Kansas and miscellaneous smaller properties.
Drilling and Exploratory Activities
We focus on lower-risk development drilling. Our development drilling success rate was 100 percent in 2013, 100 percent in 2012 and approximately 99 percent in 2011.

The following table summarizes the number of domestic wells drilled for the periods indicated.

	2013		2012		2011
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
Piceance Basin	249	236	239	208	385	361
Williston Basin	51	36	41	27	25	20
Appalachian Basin	37	24	54	33	36	17
Powder River Basin	37	16	150	92	523	225
San Juan Basin	9	9	11	6	56	33
Other(a)	24	—	52	—	212	34
Productive, development	407	321	547	366	1,237	690
Productive, exploration (b)	9	9	1	1	2	2
Total Productive	416	330	548	367	1,239	692
Dry, development	—	—	—	—	2	1
Dry, exploration	—	—	—	—	—	—
Total Drilled	416	330	548	367	1,241	693
 __________

(a)	Other includes Green River Basin and miscellaneous smaller properties.

(b)	Productive, exploration includes 4 wells in the Gallup Sandstone in the San Juan Basin.
Total gross operated wells drilled were 361 in 2013, 423 in 2012 and 758 in 2011.
Present Activities
At December 31, 2013, we had 18 gross (14 net) wells in the process of being drilled. As previously noted in Significant Properties, we also have a large number of wells that are awaiting completion.
Scheduled Lease Expirations
Domestic
The table below sets forth, as of December 31, 2013, the gross and net acres scheduled to expire over the next several years. The acreage will not expire if we are able to establish production by drilling wells on the lease prior to the expiration date.

	2014	2015	2016	2017+	Total
Piceance Basin	17,766	777	4,836	11,362	34,741
Williston Basin	840	—	—	906	1,746
Appalachian Basin	11,258	22,073	14,768	12,379	60,478
Powder River Basin	10,278	157	39	1,667	12,141
San Juan Basin	—	160	—	6,720	6,880
Other	25,406	49,300	99,179	130,576	304,461
Total (Gross Acres)	65,548	72,467	118,822	163,610	420,447

	2014	2015	2016	2017+	Total
Piceance Basin	10,269	398	4,091	10,442	25,200
Williston Basin	456	—	—	902	1,358
Appalachian Basin	7,845	19,259	12,517	8,577	48,198
Powder River Basin	7,125	78	19	834	8,056
San Juan Basin	—	144	—	6,720	6,864
Other	24,554	38,843	83,354	83,655	230,406
Total (Net Acres)	50,249	58,722	99,981	111,130	320,082

International
 In general, all of our concessions have expiration dates of either 2025 or 2026, except for two concessions that expire beyond 2030 and one that expires in 2016. With respect to this concession, we are negotiating a ten-year extension for which we have contractual rights. This concession represents approximately 49,000 acres net to Apco or approximately 34,000 acres net to WPX based on our 69 percent ownership in Apco. Our remaining properties in Argentina and Colombia are all exploration permits or exploration contracts that have much shorter terms and on which we have made exploration investment commitments that must be completed. These areas will expire between 2014 and 2017 unless discoveries are made. There are opportunities to extend exploration terms for a year with good technical justification. We can either declare the portions of these blocks where we have made discoveries commercial and convert that acreage to a concession or exploitation acreage with a specified term for production of 25 to 35 years, or relinquish a portion or the balance of the acreage if we are not willing to make further exploration commitments.
Gas Management
Our sales and marketing activities include the sale of our natural gas, oil and NGL production along with third party purchases and sales of natural gas, which includes natural gas purchased from working interest owners in operated wells and other area third party producers. Through May 1, 2012, this activity included sales of natural gas to Williams Partners for use in its midstream business. Our sales and marketing activities also include the management of various natural gas related contracts such as transportation, storage and related price risk management activity. We primarily engage in these activities to enhance the value received from the sale of our natural gas and oil production. Revenues associated with the sale of our production are recorded in oil and gas revenues. The revenues and expenses related to other marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses. Transportation capacity demand payments associated with contracts that are currently not utilized to support our development activities are captured as an expense item in gas management.
Delivery Commitments
We hold a long-term obligation to deliver and sell on a firm basis 200,000 MMBtu/d of natural gas to a buyer at the White River Hub (Greasewood-Meeker, Colorado), which is the major market hub exiting the Piceance Basin. The Piceance, being our largest producing basin, generates ample production to fulfill this obligation without risk of nonperformance during periods of normal infrastructure and market operations. This obligation expires in November 2014.
Purchase Commitments
In December 2010, we entered a long-term obligation to purchase 200,000 MMBtu/d of natural gas at Transco Station 515 (Marcellus Shale) priced at market prices from a third party. Purchases under the 12-year contract began in January 2012. We expect to sell this natural gas in the open market and may utilize available transportation capacity to facilitate the sales.
Seasonality
Generally, the demand for natural gas decreases during the spring and fall months and increases during the winter months and in some areas during the summer months. Seasonal anomalies such as mild winters or hot summers can lessen or intensify this fluctuation. Conversely, during extreme weather events such as blizzards, hurricanes, or heat waves, pipeline systems can become temporarily constrained thus amplifying localized price volatility. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer months. This can lessen seasonal demand fluctuations. World weather and resultant prices for liquefied natural gas can also affect deliveries of competing liquefied natural gas into this country from abroad, affecting the price of domestically produced natural gas. In addition, adverse weather conditions can also affect our production rates or otherwise disrupt our operations.
Hedging Activity
To manage the commodity price risk and volatility associated with owning producing natural gas, crude oil and NGL properties, we enter into derivative contracts for a portion of our expected future production. See further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers
Natural gas, oil and NGL production is sold through our sales and marketing activities to a variety of purchasers under various length contracts ranging from one day to multi-year under various pricing structures. Our third party customers include other producers, utility companies, power generators, banks, marketing and trading companies and midstream service providers. In 2013, natural gas sales to BP Energy Company, Southern California Gas Company and Williams accounted for approximately 15 percent, 11 percent and 8 percent of our consolidated revenues, respectively. We believe that the loss of one or more of our current natural gas, oil or NGLs purchasers would not have a material adverse effect on our ability to sell our production, because any individual purchaser could be readily replaced by other purchasers, absent a broad market disruption.
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
Public and regulatory scrutiny of the energy industry has resulted in increased environmental regulation and enforcement being either proposed or implemented. For example, EPA’s 2011 – 2013 and 2014 – 2016 National Enforcement Initiatives include Energy Extraction and “Assuring Energy Extraction Activities Comply with Environmental Laws.” According to the EPA’s website, “some techniques for natural gas extraction pose a significant risk to public health and the environment.” To address these concerns, the EPA’s goal is to “address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment.” The EPA has emphasized that this initiative will be focused on those areas of the country where energy extraction activities are concentrated, and the focus and nature of the enforcement activities will vary with the type of activity and the related pollution problem presented. This initiative could involve a large scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.
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
Air Emissions. The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities. In 2012, the EPA issued federal regulations affecting our operations under the New Source Performance Standards (“NSPS”) provisions (new Subpart OOOO) and expanded regulations under national emission standards for hazardous air pollutants (“NESHAP”), although implementation of some of the more rigorous requirements is not required until 2015.

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
Hydraulic Fracturing. We ordinarily use hydraulic fracturing as a means to maximize the productivity of our oil and gas wells in all of the domestic basins in which we operate. Our net acreage position in the basins in which hydraulic fracturing is utilized total approximately 670,000 acres and represents approximately 93 percent of our domestic proved undeveloped oil and gas reserves. Although average drilling and completion costs for each basin will vary, as will the cost of each well within a given basin, on average approximately 28 percent of the drilling and completion costs for each of our wells for which we use hydraulic fracturing is associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completion of our wells are treated and are built into and funded through our normal capital expenditure budget.
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

•	We conduct baseline water monitoring in many of the basins in which we use hydraulic fracturing.

•	In Colorado, baseline water monitoring is required by the Colorado Oil and Gas Conservation Commission (“COGCC”) and may be required by BLM as a condition of approval for the drilling permit.

•	In Pennsylvania, we perform baseline water monitoring pursuant to Pennsylvania Department of Environmental Protection requirements.

•
There are currently no regulatory requirements to conduct baseline water monitoring in the Williston Basin or the New Mexico portion of our San Juan Basin assets. We plan to begin voluntarily conducting water monitoring in the Williston Basin. The majority of our assets in the San Juan Basin are on federal lands, and there are few cases where water wells are within one to two miles of our wells, which is outside the range that we would typically sample.

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

•
“Fluid leakoff” during the fracturing process. Fluid leakoff can occur during hydraulic fracturing operations whereby some of the hydraulic fracturing fluid flows through the artificially created fractures into the micropore or pore spaces within the formation, existing natural fractures in the formation, or small fractures opened into the formation by the pressure in the induced fracture. Fluid leakoff is accounted for in the volume design of nearly every fracturing job and “pump-in” tests are often conducted prior to fracturing jobs to estimate the extent of fluid leakoff. In certain situations, a very fine grain sand is added in the initial part of the treatment to seal-off any small fractures of micropore spaces and mitigate fluid leak-off.

Approximately 99 percent of hydraulic fracturing fluids are made up of water and sand. We utilize major hydraulic fracturing service companies whose research departments conduct ongoing development of “greener” chemicals that are used in fracturing. We evaluate, test, and where appropriate adopt those products that are more environmentally friendly. We have also chosen to participate in a voluntary fracturing chemical registry that is a public website: www.fracfocus.org at which interested persons can find out information about fracturing fluids. This registry is a joint project of the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission and provides our industry with an avenue to voluntarily disclose chemicals used in the hydraulic fracturing process. The Company registered with the FracFocus Chemical Disclosure Registry in April 2011 and began uploading data when the registry went live on April 11, 2011. Through December 31, 2013, we have loaded data on more than 1,140 wells, including data relating to wells fractured since January 1, 2011, to the site. Consistent with other industry participants, we are not planning to add data on wells drilled prior to 2011. The information included on this website is not incorporated by reference in this Annual Report on Form 10-K.
In 2013, we used 99.9 percent recycled water for our hydraulic fracturing operations in our largest area of development, the Piceance Basin. This recycling process lessens the demand on local natural water resources. Any water that is recovered in our operations that is not used for our hydraulic fracturing operations is safely disposed in accordance with the state and federal rules and regulations in a manner that does not impact underground aquifers and surface waters. In the Marcellus, we use a blend of recycled water from our hydraulic fracturing operations with water from natural sources.
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
Several states, including Pennsylvania, Colorado, North Dakota, New Mexico and Wyoming, have adopted or are considering adopting, regulations that could restrict or impose additional requirements related to hydraulic fracturing. For example, Pennsylvania requires that detailed information be disclosed regarding the hydraulic fracturing fluids, including but not limited to, a list of chemical additives, volume of each chemical added, and list of chemicals in the material safety data sheets. Since June 2009, Colorado has required all operators to maintain a chemical inventory by well site for each chemical product used downhole or stored for use downhole during drilling, completion and workover operations, including fracture stimulation in an amount exceeding 500 pounds during any quarterly reporting period. Colorado adopted its final hydraulic fracturing chemical disclosure rules on December 13, 2011. Wyoming requires public disclosure of chemicals used in hydraulic fracturing. Disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. A number of states have also adopted regulations increasing the setback requirements, or are in the process of rulemaking to address the issue, including Colorado, New Mexico and Pennsylvania.
In addition, a number of local governments in Colorado have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities, while some state and local governments in the Appalachian Basin and San Juan Basin in New Mexico have considered or imposed temporary moratoria on drilling operations using hydraulic fracturing until further study of the potential environmental and human health impacts by the EPA or the relative state agencies are completed. Additionally, publicly operated treatment works facilities in Pennsylvania have ceased taking wastewater from hydraulic fracturing operations, and we are now recycling this wastewater and utilizing it in subsequent hydraulic fracturing operations. Certain organizations have promoted ballot initiatives at the local level that are aimed at imposing restrictions on hydraulic fracturing, and may attempt to do the same on a wider basis in one or more states where we operate. At this time, it is not possible to estimate the potential impact on our business of these state and local actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing.
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
EMPLOYEES
At December 31, 2013, we had approximately 1,200 full-time employees.
FINANCIAL INFORMATION ABOUT SEGMENTS
See Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 17 of our Notes to Consolidated Financial Statements for financial information with respect to our segments’ revenues, profits or losses, and total assets.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
See Item 8—Financial Statements and Supplementary Data—Note 17 of our Notes to Consolidated Financial Statements for amounts of revenues during the last three fiscal years from external customers attributable to the United States and all foreign countries. Also, see Note 17 of Notes to Consolidated Financial Statements for information relating to long-lived assets during the last three fiscal years, located in the United States and all foreign countries.

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
All of our reports and corporate governance documents may also be obtained without charge by contacting Investor Relations, WPX Energy, Inc., 3500 One Williams Center, Tulsa, Oklahoma 74172.
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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	Amounts and nature of future capital expenditures;

•	Expansion and growth of our business and operations;

•	Financial condition and liquidity;

•	Business strategy;

•	Estimates of proved natural gas and oil reserves;

•	Reserve potential;

•	Development drilling potential;

•	Cash flow from operations or results of operations;

•	Acquisitions or divestitures

•	Seasonality of our business; and

•	Natural gas, natural gas liquids (“NGLs”) and crude oil prices and demand.
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
RISK FACTORS
You should carefully consider each of the following risks, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this report. Some of the risks described below relate to our business, while others relate principally to the securities markets and ownership of our common stock. If any of the following risks actually occur, our business, financial condition, cash flows and results of operations could suffer materially and adversely. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment.
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
Accounting rules require that we review periodically the carrying value of our natural gas and oil properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our natural gas and oil properties. A writedown constitutes a non-cash charge to earnings. For example, due to the drop in natural gas and natural gas liquids prices during 2013 and more significantly in the fourth quarter, we performed annual and interim assessments of our proved and unproved properties. As a result, we recorded impairments of capitalized costs of certain natural gas properties of $1.4 billion in 2013. In addition to those long-lived assets for which impairment charges were recorded, certain others were reviewed for which no impairment was required. These reviews included other domestic producing properties and costs of acquired unproved reserves, and utilized inputs generally consistent with those described above. Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. For the other producing assets reviewed, but for which impairment charges were not recorded, we estimate that approximately 64 percent could be at risk for impairment if forward natural gas and NGL prices across all future periods decline by approximately 6 percent to 8 percent, on average, as compared to the forward prices at December 31, 2013. We estimate that approximately 28 percent could be at risk for impairment if forward oil prices across all periods decline by approximately 11 percent to 13 percent. We may incur impairment charges for these or other properties in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
Approximately 42 percent of our total estimated proved reserves at December 31, 2013 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve engineer reports assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
The majority of our acreage in the Appalachian Basin is not currently held by production. Unless production in paying quantities is established on units containing these leases during their terms, the leases will expire. If we do not extend our leases and our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including drilling results, natural gas and oil prices, availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory and lease issues.
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
The marketability of our natural gas, oil and NGL production depends in large part on the operation, availability, proximity, capacity and expansion of transportation systems and facilities owned by third parties. For example, we can provide no assurance that sufficient transportation capacity will exist for expected production from the Williston Basin and Appalachian Basin or that we will be able to obtain sufficient transportation capacity on economic terms.
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
If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues or increase our costs. As of December 31, 2013 , we were not the operator of approximately 13 percent of our total domestic net production. Apco generally has outside-operated interests in its properties. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Because we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.

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
The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities and reduce our liquidity.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Title VII of the Dodd-Frank Act ("Title VII") provides for new statutory and regulatory requirements for derivative transactions in the major energy markets, including swaps, hedging and other transactions. Among other things, Title VII provides that transactions be cleared on a derivatives clearing organization if those transactions are within a class of swaps designated by the the Commodity Futures Trading Commission (the "CFTC") for clearing. As of February 27, 2014, the CFTC had only designated certain classes of interest rates swaps and index credit default swaps for mandatory clearing, and it is unclear when the CFTC will designate other classes of swaps, such as physical commodity swaps, for mandatory clearing. The clearing of such transactions would require us to post cash or other liquid collateral in connection with those transactions. Moreover, certain of the transactions required to be cleared will have to be executed on boards of trade. If the derivative transactions into which we enter are not required to be cleared, new regulations expected to be adopted by the CFTC and banking regulators may require us to comply with requirements to post margin with our counterparties for uncleared swaps, although these regulations are not final and how the final regulations will affect us is uncertain at this time. Title VII also provides for the creation of position limits for certain core futures and equivalent swaps contracts for or linked to certain physical commodities, including Henry Hub natural gas and light sweet crude oil. The CFTC recently proposed new position limits rules that set limits on the positions in such contracts that market participants could hold, subject to exceptions for certain bona fide hedging transactions intended to hedge certain price risks. A rule recently adopted under the Dodd-Frank Act, commonly referred to as the “Volcker Rule,” may also require certain of the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities. Those separate entities would be our counterparties in future swaps and may not be as creditworthy as our current counterparties.
The final impact of the Dodd-Frank Act on our hedging activities is uncertain at this time due to the fact that the SEC, the CFTC and other federal regulatory bodies that have involvement in this area have yet to complete the adoption and implementation of all of the rules and regulations required to implement the swap provisions of the Dodd-Frank Act. Although we believe the derivative contracts that we enter into should not be impacted by position limits and that we should generally be eligible to elect the exception from any requirement to clear our hedging transactions through a clearing organization and execute those transactions on an exchange, the impact upon our businesses will depend on the outcome of the implementing regulations adopted by the CFTC and other federal regulators, among other factors.

Compliance with the regulations adopted and to be adopted by the CFTC and other federal regulatory bodies may significantly increase the cost of entering into and maintaining derivative contracts. The increased costs may include costs associated with swap recordkeeping and reporting requirements and any required posting of cash or other liquid collateral for our commodities hedging transactions under circumstances in which we do not currently do so. Posting of such additional cash or liquid collateral could also impact our liquidity and reduce our cash available for capital expenditures and reduce our ability to execute hedges to reduce commodity price uncertainty and thus protect cash flows. The Dodd-Frank Act and related swaps regulations may lead to material alterations of the terms of derivative contracts we enter, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and the related regulations, our results of operations may become more volatile and may be otherwise adversely affected and our cash flows may be less predictable. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act is to lower commodity prices.
Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations, liquidity and cash flows.
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
Our credit facility contains various covenants that restrict or limit, among other things, our ability to grant liens to support indebtedness, merge or sell substantially all of our assets, make investments, loans or advances and enter into certain hedging agreements, make certain distributions, incur additional debt and enter into certain affiliate transactions. In addition, our credit facility contains financial covenants and other limitations with which we will need to comply and which may limit our ability to borrow under the facility. Similarly, the indenture governing the senior notes restricts our ability to grant liens to secure certain types of indebtedness and merge or sell substantially all of our assets. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.
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
Substantial costs, liabilities, delays and other significant issues could arise from environmental laws and regulations affecting drilling and well completion, gathering, transportation, and storage, and we may incur substantial costs and liabilities in the performance of these types of operations. Our operations are subject to extensive federal, state and local laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. These laws include:

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
In March 2010, the EPA announced its National Enforcement Initiatives for 2011 to 2013, which were extended by the EPA for fiscal years 2014 to 2016, and which include Energy Extraction and “Assuring Energy Extraction Activities Comply with Environmental Laws.” According to the EPA’s website, “some techniques for natural gas extraction pose a significant risk to public health and the environment.” To address these concerns, the EPA’s goal is to “address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health and/or the environment.” This initiative could involve a large scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.
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
We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and new capital costs may be incurred to comply with such changes. In addition, new environmental laws and regulations might adversely affect our products and activities, including drilling, processing, storage and transportation, as well as waste management and air emissions. For instance, federal and state agencies could impose additional safety requirements, any of which could affect our profitability.

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
Several states have adopted or considered legislation requiring the disclosure of fracturing fluids and other restrictions on hydraulic fracturing, including states in which we operate (e.g., Wyoming, Pennsylvania, Colorado, North Dakota and New Mexico). Certain organizations have prompted ballot initiatives at the local level that are directed at imposing restrictions on hydraulic fracturing, and such ballot initiatives may be attempted on a wider basis in one or more states where we operate. The U.S. Department of the Interior is also considering disclosure requirements or other mandates for hydraulic fracturing on federal land, which, if adopted, would affect our operations on federal lands. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business as well as delay or prevent the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing.
Our ability to produce gas could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules.
Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations, particularly with respect to our Appalachian Basin, San Juan Basin, Williston Basin and Piceance Basin operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The CWA imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The CWA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits issued by the EPA prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. The EPA has also adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. In addition, on October 21, 2011, the EPA announced its intention to propose regulations by 2014 under the CWA to regulate wastewater discharges from hydraulic fracturing and other natural gas production. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.

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
Certain of our properties, including our operations in the Williston Basin, are located on Native American tribal lands and are subject to various federal and tribal approvals and regulations, which may increase our costs and delay or prevent our efforts to conduct planned operations.
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
We entered into a number of agreements with The Williams Companies prior to our separation or "spin-off" from that company on December 31, 2011. Our agreements with Williams require us to assume the past, present, and future liabilities related to our business and may be less favorable to us than if they had been negotiated with unaffiliated third parties.
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
We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. More financing may also be necessary if we are unable to execute dispositions of assets that are underperforming or which are no longer a part of our strategic focus. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your ownership in us would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us.
If there is a determination that the spin-off from Williams is taxable for U.S. federal income tax purposes because the facts, assumptions, representations, or undertakings underlying the tax opinion are incorrect or for any other reason, then Williams and its stockholders could incur significant income tax liabilities, and we could incur significant liabilities.
The spin-off was conditioned on Williams’ receipt of an opinion of its outside tax advisor to the effect that the spin-off would not result in the recognition, for federal income tax purposes, of income, gain or loss to Williams, and Williams’ stockholders. In addition, Williams received a private letter ruling in which the IRS made various rulings, including that the spin-off will not result in the recognition, for federal income tax purposes, of income, gain or loss to Williams and Williams’ stockholders. The private letter ruling and opinion relied on certain facts, assumptions, representations and undertakings from Williams and us. If any of these facts, assumptions, representations, or undertakings are, or become, incorrect or not otherwise satisfied, Williams and its stockholders may not be able to rely on the private letter ruling or the opinion of its tax advisor and could be subject to significant tax liabilities. Further, under the tax sharing agreement, we are required to indemnify Williams against tax-related liabilities that may be incurred by Williams relating to the spin-off, to the extent caused by our breach of any representations or covenants made with respect to the spin-off. These liabilities include the substantial tax-related liability that would result if the spin-off of our stock to Williams’ stockholders failed to qualify as a tax-free transaction. The IRS is currently auditing Williams’ 2011 consolidated federal income tax return that includes the spin-off.
We will not have complete control over our tax decisions and could be liable for income taxes owed by Williams.
For any tax periods ending on or before the spin-off, we and our U.S. subsidiaries were included in Williams’ consolidated group for federal income tax purposes as well as any combined, consolidated or unitary tax returns of Williams for state or local income tax purposes. Under the tax sharing agreement, for each period in which we were consolidated or combined with Williams for purposes of any tax return, a pro forma tax return was prepared for us as if we filed our own consolidated, combined or unitary return. For any adjustments to the pro forma tax returns following the spin-off we will reimburse Williams for any additional taxes shown on the pro forma tax returns, and Williams will reimburse us for reductions in the taxes shown on the pro forma tax returns. In addition, Williams will effectively control all of our tax decisions in connection with any Williams consolidated, combined or unitary income tax returns in which we are included. Thus Williams will be able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Williams and detrimental to us. The IRS completed its audits of Williams’ 2009 and 2010 consolidated federal income tax returns during 2012. Williams’ 2011 consolidated federal income tax return is currently being audited by the IRS.

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
Risks Related to Our Common Stock
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
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPX”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the New York Stock Exchange.

	Years Ended December 31,
	2013		2012
	High	Low	High	Low
Common Stock:
Fourth quarter	$23.69	$17.54	$18.31	$14.43
Third quarter	$20.36	$18.10	$17.73	$14.15
Second quarter	$21.11	$14.87	$18.90	$13.22
First quarter	$16.98	$14.03	$19.74	$14.20
At February 26, 2014, there were 8,477 holders of record of our common stock.
We have not paid or declared any cash dividends on our common stock. Any decision as to future payment of dividends is subject to the discretion of our Board of Directors.

Item 6.	Selected Financial Data
The following financial data at December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records. The financial statements included in this Form 10-K may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during all periods presented. Accordingly, our results for periods prior to 2012 should not be relied upon as an indicator of our future performance.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Millions, except per share amounts)
Statement of operations data:
Revenues	$2,761	$3,189	$3,882	$3,935	$3,586
Income (loss) from continuing operations(a)	$(1,191)	$(233)	$(150)	$(937)	$182
Income (loss) from discontinued operations(b)	—	22	(142)	(346)	(42)
Net income (loss)	(1,191)	(211)	(292)	(1,283)	140
Less: Net income attributable to noncontrolling interests	(6)	12	10	8	6
Net income (loss) attributable to WPX Energy, Inc.	$(1,185)	$(223)	$(302)	$(1,291)	$134
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(5.91)	$(1.23)	$(0.81)	$(4.80)	$0.89
Income (loss) from discontinued operations	$—	$0.11	$(0.72)	$(1.75)	$(0.21)

	As of December 31,
	2013	2012	2011	2010	2009
	(Millions)
Balance sheet data:
Notes payable to Williams—current(c)	$—	$—	$—	$2,261	$1,216
Long-term debt	1,916	1,508	1,503	—	—
Total assets	8,429	9,456	10,432	9,846	10,553
Total equity(c)	4,210	5,371	5,759	4,484	5,390
 __________

(a)
Income (loss) from continuing operations for the year ended December 31, 2013 includes $1,055 million of impairment charges primarily related to producing properties in the Appalachian Basin and Powder River Basin and costs of acquired unproved reserves in the Powder River Basin and Piceance Basin. In addition, income (loss) from continuing operations for 2013 includes a $317 million impairment charge to estimated fair value of unproved leasehold costs in the Appalachian Basin, $20 million impairment on our equity method investment, as well as, a $36 million gain on the sale of leasehold for deep rights in the Powder River Basin. Income (loss) from continuing operations for the year ended December 31, 2012 includes $225 million of impairment charges related to producing properties in the Green River Basin and costs of acquired unproved reserves in the Piceance and Powder River Basins. Income (loss) from continuing operations for the year ended December 31, 2011 includes $367 million of impairment charges related to producing properties and costs of acquired unproved reserves in the Powder River Basin. Income (loss) from continuing operations for the year ended December 31, 2010 includes a $1 billion impairment charge related to goodwill and a $175 million impairment charge related to costs of acquired unproved reserves in the Piceance Basin. See Note 6 of Notes to Consolidated Financial Statements for further discussion of the impairments in 2013, 2012 and 2011.

(b)
Income (loss) from discontinued operations includes the results from holdings in the Barnett Shale and Arkoma Basin that were sold in 2012. The activity in the years 2009 through 2012 primarily relates to the Barnett Shale and Arkoma Basin operations. Activity in 2012 also reflects a $38 million pre-tax gain on the sale of the Barnett Shale and Arkoma Basin. Activity in 2011 and 2010 reflects pre-tax impairment charges of $180 million and $503 million, respectively, related to the Barnett Shale operations.

(c)
On June 30, 2011, all of our notes payable to Williams were canceled by Williams. The amount due to Williams at the time of cancellation was $2.4 billion and is reflected as an increase in total equity that was partially offset by a $981 million cash distribution to Williams. See Part II, Item 8, Financial Statements and Supplementary Data for activity related to our equity at December 31, 2013 and 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an independent natural gas and oil exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting our significant natural gas reserves base and related NGLs in the Piceance Basin of the Rocky Mountain region, and on developing and growing our oil positions in the Williston Basin in North Dakota and the San Juan Basin in the southwestern United States. Our other areas of domestic operations include natural gas plays in the Appalachian Basin in Pennsylvania, the San Juan Basin and the Powder River Basin in Wyoming. In addition, we own a 69 percent controlling ownership interest in Apco Oil and Gas International Inc. (“Apco”) which has oil and gas activities in South America and trades on the NASDAQ Capital Market under the symbol “APAGF”.
In conjunction with our exploration and development activities, we engage in sales and marketing activities that include the sale of our natural gas, oil and NGL production, along with third party purchases and sales of natural gas, which include natural gas purchased from working interest owners in operated wells and other area third party producers. Through May 1, 2012, this activity also included sales of natural gas to Williams Partners L.P. (“Williams Partners”) for use in its midstream business. Our sales and marketing activities also include the management of various natural gas related contracts such as transportation, storage and related price risk management activities. We primarily engage in these activities to enhance the value received from the sale of our natural gas and oil production. Revenues associated with the sale of our production are recorded in product revenues. The revenues and expenses related to other marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses. Due to the seasonal aspects of the transportation and storage contracts utilized to manage our third party marketing obligations, our quarter to quarter results may vary with economic gains in the winter months and losses in the summer months.
WPX Energy, Inc. was formed in 2011 to effect the separation from The Williams Companies, Inc. (“Williams”) of Williams’ exploration and production business. The spin-off was completed by way of a pro rata distribution on December 31, 2011 of WPX common stock to Williams’ stockholders.
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
Basis of Presentation
The consolidated financial statements for 2011 included elsewhere in this Form 10-K, principally represent the Exploration & Production segment of Williams of which the legal entities were contributed to WPX in 2011. Through December 2011, our results included allocations of costs for corporate functions historically provided to us by Williams. See Note 3 of the Notes to Consolidated Financial Statements for more information.
Our management believes the assumptions and methodologies underlying the allocation of expenses from Williams were reasonable. However, such expenses may not be indicative of the actual level of expense that would have been or will be incurred by us as we operate as an independent, publicly traded company.
In second-quarter 2012, we completed the sale of our holdings in the Barnett Shale and the Arkoma Basin. These properties represented less than 5 percent of our year- end 2011 proved domestic reserves and approximately 5 percent of total production in 2011. We have reported the results of operations and financial position of Barnett Shale and Arkoma operations as discontinued operations. Unless otherwise noted, the following discussion relates to our continuing operations.

Overview
The following table presents our production volumes and financial highlights for 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Production Sales Volume Data:(a)
Domestic:
Natural gas (MMcf)	359,463	397,483	388,780
Oil (MBbls)	5,928	4,394	2,651
NGLs (MBbls)	7,421	10,392	10,057
Domestic combined equivalent volumes (MMcfe)(b)	439,554	486,198	465,030
Domestic combined equivalent volumes (MBoe)	73,259	81,033	77,505
International combined equivalent volumes (MMcfe)(b)(c)	19,733	21,218	20,810
Total WPX combined equivalent volumes (MMcfe)(b)(c)	459,287	507,416	485,840
Production Sales Volume Per Day:
Domestic:
Natural Gas (MMcf/d)	985	1,086	1,065
Oil (MBbls/d)	16	12	7
NGL (MBbls/d)	20	28	28
Domestic combined equivalent volumes (MMcfe/d)(b)	1,204	1,328	1,274
International combined equivalent volumes (MMcfe/d)(b)(c)	54	58	57
Total WPX per day combined equivalent volumes (MMcfe/d)(b)(c)	1,258	1,386	1,331
Financial Data (millions):
Total domestic revenues	$2,609	$3,052	$3,772
Total international revenues	$152	$137	$110
Consolidated operating income (loss)	$(1,748)	$(280)	$(142)
Consolidated capital expenditures	$(1,154)	$1,521	$1,572
 __________

(a)	Excludes production from our Barnett Shale and Arkoma Basin operations which are classified as discontinued operations.

(b)	Oil and NGLs were converted to MMcfe using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.

(c)	Includes approximately 69 percent of Apco’s production (which corresponds to our ownership interest in Apco) and other minor directly held interests.

Our 2013 operating results were $1,468 million unfavorable as compared to 2012.  The primary unfavorable impact includes $1.4 billion recorded in the fourth quarter 2013 for impairments of producing properties, costs of acquired unproved reserves and leasehold costs as compared to $225 million of impairments recorded in 2012 (see Note 6 of Notes to Consolidated Financial Statements). Significant declines in the forward natural gas prices relative to the forward prices at December 31, 2012 and more notably in the fourth quarter 2013, especially the Appalachia index prices, were the primary factors for the impairments. Additional unfavorable impacts include the absence of $423 million of gains realized in 2012 on natural gas derivatives designated as hedges for accounting purposes, $202 million unfavorable change in derivatives not designated as hedges, $90 million related to lower domestic natural gas production volumes and $85 million related to lower domestic NGL production volumes.  Operating results were favorably impacted by $218 million related to higher domestic realized natural gas prices (excluding hedges), $168 million from higher domestic oil production volumes and prices (excluding hedges), $73 million lower gathering, processing and transportation costs, and a $36 million gain in 2013 on the sale of Powder River Basin deep rights leasehold.
While our total 2012 domestic production volumes increased over 2011, our 2012 results were impacted by lower realized natural gas prices (including hedges) coupled with lower natural gas liquids prices relative to 2011. Also, as a result of declines in forward natural gas prices during 2012 compared to 2011, we recorded impairments of producing properties and costs of acquired unproved reserves totaling $225 million during 2012. Our 2011 results were also impacted by impairment charges of $367 million on certain producing properties in 2011. See Note 6 of Notes to Consolidated Financial Statements.

Outlook
In 2014, we will continue our focus of growing our oil production and developing oil reserves, primarily those located in the Williston Basin and the Gallup Sandstone in the San Juan Basin. More than half of our planned 2014 capital expenditures are in domestic oil properties which includes a goal of 62 oil wells (gross) in the Williston Basin, an increase of 25 percent versus 2013, and 29 oil wells (gross) in the Gallup Sandstone which would nearly double 2013 activity.
We will also continue to focus our natural gas drilling effort in the Piceance Basin because of our scale and efficiency of that operation combined with significant infrastructure already in place. We have a goal of increasing our natural gas volumes over current production in the Piceance Basin by planning to deploy an average of nine drilling rigs in the Piceance Basin for 2014 which includes drilling focused on the Niobrara Shale discussed below. Our drilling program in the Appalachian Basin will be limited to completions in 2014. We are working to resolve constraints on our third party gatherer's system in Susquehanna County and may resume development in 2015.
We will continue to focus on lowering costs through reduced drilling times, efficient use of pad design and completion activities and negotiating cost savings on vendor contracts. Additionally, we are undertaking extensive review of our general and administrative costs and services.
Also in 2014, we will evaluate transactions that would monetize certain of our assets and enable us to redeploy the sales proceeds in areas where there is an opportunity for a higher return. These transactions could include the sale or contribution of mature, producing natural gas properties located in the Piceance to a master limited partnership (“MLP”). As previously announced, we have begun the process of forming an MLP although it is subject to final board approval and favorable market conditions.
Approximately 12 percent of our estimated annual capital spending in 2014 will be for exploratory activities, primarily for further delineation of our Niobrara Shale discovery in the Piceance Basin. We are also in the process of drilling test wells in other new areas. We will also continue to evaluate the purchase of leasehold in these and other areas. Our initial Niobrara Shale discovery well in the Piceance Basin produced 2.2 billion cubic feet of natural gas production in the first year of operation. We drilled four additional wells in 2013, two of which are producing, one that is a vertical test well and one that is being evaluated for alternatives due to a casing issue in the lateral section before completion began. Initial drilling thus far has validated the existence of a highly pressured continuous gas accumulation capable of producing pipeline-quality gas. Future drilling will focus on driving down costs while optimizing completion techniques. We plan to double our Niobrara delineation drilling in 2014 with up to 10 wells expected and we also initiated 3-D seismic work in the Piceance Valley to aid in the delineation. This activity will provide 70 percent seismic coverage of our Piceance Valley acreage.
We anticipate our total capital spending in 2014 will be up to $1.5 billion. The execution of transactions to monetize certain of our assets as previously mentioned is an important component to achieving the necessary capital to fund our spending program. If we are unable to successfully execute on assets sales, we may reduce our capital spending or make additional borrowings on our revolver. Our 2013 capital expenditures totaled approximately $1.15 billion.
We continue to operate with a focus on increasing shareholder value and investing in our businesses in a way that enhances our competitive position by:

•	Continuing to invest in and grow our production and reserves;

•
Continuing to diversify our commodity portfolio through the development of our Williston Basin oil play position, Gallup Sandstone oil play and liquids-rich basins (primarily Piceance Basin) with high concentrations of NGLs;

•	Fully delineating Niobrara Shale potential through drilling and 3-D seismic;

•	Continuing to pursue cost improvements and efficiency gains;

•	Continuing to invest in exploration projects to add new development opportunities to our portfolio;

•	Retaining the flexibility to make adjustments to our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities; and

•	Continuing to maintain an active economic hedging program around our commodity price risks.
Potential risks or obstacles that could impact the execution of our plan include:

•	Lower than anticipated energy commodity prices;

•	Higher capital costs of developing our properties;

•	Lower than expected levels of cash flow from operations;

•	Lower than expected proceeds from asset sales;

•	Counterparty credit and performance risk;

•	General economic, financial markets or industry downturn;

•	Changes in the political and regulatory environments;

•	Increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment supplies, skilled labor or transportation;

•	Decreased drilling success; and

•	Unavailability of capital.
Currently the forward natural gas prices for 2014 are higher than our realized prices for 2013. However, forward natural gas and oil prices for 2015 and after are lower than the 2014 prices. Changes in the forward prices will be considered as we proceed with our 2014 capital program. Additionally, if forward natural gas prices were to decline by 6 to 8 percent or forward oil prices were to decline by 11 to 13 percent as compared to the forward prices at December 31, 2013, we would need to review a substantial portion of the producing properties net book value for impairment. With the exception of potential impairments, we continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we utilize master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements.

Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing gas and oil properties, we enter into derivative contracts for a portion of our future production. We have the following contracts as of February 26, 2014 for over 50 percent of our estimated daily domestic production in 2014, shown at weighted average volumes and basin-level weighted average prices:

Natural Gas	2014
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed-price—Henry Hub	323	$4.21
Swaptions—Henry Hub	50	$4.24
Collars—Henry Hub	184	$ 4.04 - $4.66
Basis swaps—Northeast	23	$0.09
Basis swaps—Mid-Continent	197	$(0.18)
Basis swaps—West	50	$0.10
Basis swaps—Rockies	104	$(0.23)

Crude Oil	2014
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed-price—WTI	13,243	$94.82
Basis swaps—Brent	4,463	$9.64

Natural Gas Liquids	2014
	Volume (Bbls/d)	Weighted Average Price ($/Gal)
Fixed-price—Mont Belvieu Ethane	3,096	$0.29
Fixed-price—Mont Belvieu Propane	493	$1.19
Fixed-price—Mont Belvieu Iso Butane	548	$1.38
Fixed-price—Mont Belvieu Normal Butane	301	$1.38
Fixed-price—Mont Belvieu Natural Gasoline	1,438	$2.06

Additionally, we utilize contracted pipeline capacity to move our production from the Rockies to other locations when pricing differentials are favorable to Rockies pricing. We also hold an obligation, which expires in November 2014, to deliver on a firm basis 200,000 MMbtu/d of natural gas at monthly index pricing to a buyer at the White River Hub (Greasewood-Meeker, CO), which is a major market hub exiting the Piceance Basin. However, the price received is based on a Northeast index and was less than the index price in the Rockies in 2013. Our interests in the Piceance Basin hold sufficient reserves to meet this obligation.
Results of Operations
Operations of our company are located in the United States and South America and are organized into domestic and international reportable segments.
Domestic includes natural gas, oil and natural gas liquids development, production and gas management activities located in Colorado, New Mexico, North Dakota, Pennsylvania and Wyoming in the United States. Our development and production techniques specialize in production from tight-sands and shale formations as well as coal bed methane reserves in the Piceance, Williston, San Juan, Powder River, Appalachian and Green River Basins. Associated with our commodity production are sales and marketing activities, referred to as gas management activities, that include the management of various commodity contracts such as transportation, storage and related derivatives coupled with the sale of our commodity volumes.
International primarily consists of our ownership in Apco, an oil and gas exploration and production company with activities primarily in Argentina and Colombia.
Through December 2011, we elected to designate the majority of our applicable derivative instruments as cash flow hedges for accounting purposes. Most of our commodity derivative contracts entered into after 2011 continue to serve as economic hedges but are not designated as hedges for accounting purposes as we have elected not to utilize hedge accounting on new derivatives instruments. Changes in the fair value of non-hedge derivative instruments, hereafter referred to as economic hedges, are recognized as gains or losses in the earnings of the periods in which they occur, accordingly we believe this will result in future earnings that are more volatile. The unrealized changes in fair value of cash flow hedge derivatives recorded in accumulated other comprehensive income at December 31, 2012 were realized at the end of first quarter 2013.
2013 vs. 2012
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2013	2012
	(Millions)
Domestic revenues:
Natural gas sales	$1,074	$1,346	$(272)	(20)%
Oil and condensate sales	534	376	158	42%
Natural gas liquid sales	228	296	(68)	(23)%
Total product revenues	1,836	2,018	(182)	(9)%
Gas management	891	949	(58)	(6)%
Net gain (loss) on derivatives not designated as hedges	(124)	78	(202)	NM
Other	6	7	(1)	(14)%
Total domestic revenues	$2,609	$3,052	$(443)	(15)%
Total international revenues	152	$137	$15	11%
Total revenues	$2,761	$3,189	$(428)	(13)%
_ ________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Revenues
Significant variances in the respective line items of domestic revenues are comprised of the following:

•
$272 million decrease in natural gas sales primarily due to the absence of $423 million of realized gains in 2012 from derivatives designated as hedges and $90 million related to lower production sales volumes offset by $218 million related to higher sales prices (excluding hedges). The Company no longer designated derivatives entered into after December 31, 2011 as hedges for accounting purposes. The decrease in our production sales volumes is due in part to our disciplined development of natural gas reserves in a low natural gas price environment. However, natural gas production in the Appalachian Basin has increased over prior year but third party infrastructure constraints are continuing. We also have increased drilling in the Piceance Basin that will increase production from current levels in that basin. Natural gas production from the Piceance Basin represents approximately 60 percent of our total domestic natural gas production. The following table reflects natural gas production prices and volumes for 2013 and 2012:

	Years ended December 31,
	2013	2012

Natural gas sales excluding all derivative settlements (per Mcf)	$2.97	$2.32
Impact of hedges (per Mcf)	0.02	1.06
Natural gas sales including hedges (per Mcf)	$2.99	$3.38
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per Mcf)(a)	(0.06)	0.03
Natural gas net price including all derivative settlements (per Mcf)	$2.93	$3.41

Natural gas production sales volumes (MMcf)	359,463	397,483
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$158 million increase in oil and condensate sales reflects increased production sales volumes as well as a higher price per barrel (including the impact of hedges in 2012) for 2013 compared to 2012. The increase in production sales volumes primarily relates to increased production in the Williston Basin where the per day volumes were 13.2 MBbls per day for 2013 compared to 9.5 MBbls per day for 2012. The San Juan Basin also had production of 0.8 MBbls per day for 2013. The following table reflects oil and condensate production prices and volumes for 2013 and 2012:

	Years ended December 31,
	2013	2012

Oil sales excluding all derivative settlements (per barrel)	$90.21	$83.35
Impact of hedges (per barrel)	$—	$2.23
Oil sales including hedges (per barrel)	$90.21	$85.58
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)(a)	$1.52	$0.35
Oil net price including all derivative settlements (per barrel)	$91.73	$85.93

Oil and condensate production sales volumes (MBbls)	5,928	4,394
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$68 million decrease in natural gas liquids sales reflects decreased production sales volumes for 2013 compared to 2012, a portion of which relates to lower ethane recovery rates as a result of ethane prices in the Piceance Basin during 2013. The increased average per barrel price for natural gas liquids reflects a change in the composition of the barrel, as noted in the table below, due to lower ethane recovery rates. The following table reflects NGL production prices and volumes for 2013 and 2012:

	Years ended December 31,
	2013	2012

NGL sales excluding all derivative settlements (per barrel)	$30.70	$28.56
Impact of hedges (per barrel)	$—	$—
NGL sales including hedges (per barrel)	$30.70	$28.56
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)(a)	$0.07	$1.56
NGL net price including all derivative settlements (per barrel)	30.77	30.12

NGL production sales volumes (MBbls)	7,421	10,392
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.
The following table summarizes the composition of the Piceance NGL barrel for 2013 and 2012:

	Years ended December 31,
	2013		2012
	% of barrel	$/gallon	% of barrel	$/gallon

Ethane	39%	$0.25	56%	$0.41
Propane	29%	$0.98	21%	$1.00
Iso-Butane	8%	$1.41	6%	$1.80
Normal Butane	7%	$1.38	5%	$1.65
Natural Gasoline	17%	$2.11	12%	$2.14

•
$58 million decrease in gas management revenues is primarily due to lower commodity sales volumes partially offset by an increase in average prices on physical natural gas sales. We experienced a similar decrease of $65 million in related gas management costs and expenses.

•
$202 million change in net gain (loss) on derivatives not designated as hedges reflects both unrealized and realized losses on derivatives for 2013. The change in the unrealized loss for 2013 primarily relates to crude and natural gas derivatives as well as natural gas transportation hedges. The net change in the realized loss in 2013 primarily related to natural gas and NGL derivatives.

International Revenues
International revenues increased primarily due to the reinstatement of a government hydrocarbon subsidy program in Argentina in 2013.

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2013	2012
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$271	$251	$(20)	(8)%
Gathering, processing and transportation	430	504	74	15%
Taxes other than income	117	87	(30)	(34)%
Gas management, including charges for unutilized pipeline capacity	931	996	65	7%
Exploration	424	72	(352)	NM
Depreciation, depletion and amortization	906	939	33	4%
Impairment of producing properties and costs of acquired unproved reserves	1,052	225	(827)	NM
Gain on sale of Powder River Basin deep rights leasehold	(36)	—	36	NM
General and administrative	275	273	(2)	(1)%
Other—net	17	12	(5)	(42)%
Total domestic costs and expenses	$4,387	$3,359	$(1,028)	(31)%
International costs and expenses:
Lease and facility operating	$37	$32	$(5)	(16)%
Gathering, processing and transportation	3	2	(1)	(50)%
Taxes other than income	24	24	—	—%
Exploration	7	11	4	36%
Depreciation, depletion and amortization	34	27	(7)	(26)%
Impairment of producing properties and costs of acquired unproved reserves	3	—	(3)	NM
General and administrative	14	14	—	—%
Other—net	—	—	—	NM
Total international costs and expenses	$122	$110	$(12)	(11)%
Total costs and expenses	$4,509	$3,469	$(1,040)	(30)%
Domestic operating income (loss)	$(1,778)	$(307)	$(1,471)	NM
International operating income (loss)	$30	$27	$3	11%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Domestic Costs
Significant components on our domestic costs and expenses are comprised of the following:

•
$20 million increase in lease and facility operating expense primarily relates to increased water disposal costs due in part to decreased drilling in the Appalachian Basin and the corresponding utilization of produced water in the well hydraulic fracturing process. Additionally, increased Williston Basin production in relation to our overall portfolio impacted the increase in lease and facility operating expense. Lease and facility operating expense averaged $0.62 per Mcfe for 2013 compared to $0.52 per Mcfe in 2012.

•
$74 million decrease in gathering, processing and transportation charges primarily related to new favorable contract terms for gathering and processing services in the Piceance Basin as well as lower volumes. Gathering, processing and transportation expenses averaged $0.98 per Mcfe compared to $1.04 per Mcfe for 2013 and 2012, respectively. Gathering, processing and transportation for 2012 includes a $9 million adjustment related to royalty calculations for prior periods. Excluding this adjustment, gathering, processing and transportation expenses would have averaged $1.02 per Mcfe for 2012.

•
$30 million increase in taxes other than income from 2013 compared to 2012 relates to the increase in natural gas prices (excluding derivatives), increased crude oil production volumes and higher crude oil prices. Taxes other than income averaged $0.27 per Mcfe for 2013 compared to $0.18 per Mcfe for 2012.

•
$65 million decrease in gas management expenses reflect the lower commodity purchase volumes partially offset by an increase in average prices on physical natural gas cost of sales. Also included in gas management expenses are $61 million and $46 million for 2013 and 2012, respectively, for unutilized pipeline capacity. Gas management expenses for the period ended December 31, 2013 and 2012 included $1 million and $11 million, respectively, related to lower of cost or market charges to the carrying value of natural gas inventories in storage and 2013 includes $9 million related to the buyout of a transportation agreement.

•	$352 million higher exploration expense primarily relates to a $317 million impairment to fair value of leasehold in the Appalachian Basin in 2013 as well as higher leasehold amortization expense.

•
$33 million decrease in depreciation, depletion and amortization primarily due to lower production volumes in 2013 compared to 2012. Also during 2013, we have adjusted our proved reserves used for the calculation of depletion and amortization which resulted in a net $17 million reduction of depreciation, depletion and amortization expense for 2013. These adjustments primarily reflect the impact of an increase in the 12 month average price partially offset by reduced NGL reserves due to continued lower ethane recovery. During 2013 our depreciation, depletion and amortization averaged $2.06 per Mcfe compared to an average $1.93 per Mcfe in 2012. This increase partially reflects the growth of the Williston Basin as part of our portfolio.

•
$1,052 million in 2013 of impairments of producing properties and cost of acquired unproved reserves compared to $225 million for 2012, as previously discussed. (See Note 6 of Notes to Consolidated Financial Statements.)

•	$36 million gain on the sale of Powder River Basin deep rights leasehold in 2013.

•
General and administrative expense was relatively flat compared to 2012. Additionally, 2013 includes $4 million of costs associated with the separation of our chief executive officer. General and administrative expense averaged $0.62 per Mcfe compared to $0.56 per Mcfe for 2013 and 2012, respectively.

•	Other expenses for 2013 includes approximately $8 million for settlement of litigation. Rig release and standby fees were $12 million and $9 million for 2013 and 2012, respectively.
International costs
International costs increased primarily due to higher depreciation, depletion and amortization and higher production and lifting costs. Additionally, a $3 million impairment for property in Colombia was recorded in 2013.
Consolidated results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2013	2012
	(Millions)
Consolidated operating income (loss)	$(1,748)	$(280)	$(1,468)	NM
Interest expense	(108)	(102)	(6)	(6)%
Interest capitalized	5	8	(3)	(38)%
Investment income, impairment of equity method investment and other	5	30	(25)	(83)%
Loss from continuing operations before income taxes	(1,846)	(344)	(1,502)	NM
Benefit for income taxes	(655)	(111)	(544)	NM
Income (loss) from continuing operations	(1,191)	(233)	(958)	NM
Income (loss) from discontinued operations	—	22	(22)	(100)%
Net income (loss)	(1,191)	(211)	(980)	NM
Less: Net income attributable to noncontrolling interests	(6)	12	(18)	(150)%
Net income (loss) attributable to WPX Energy, Inc.	$(1,185)	$(223)	$(962)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to a higher amount outstanding on our revolver in 2013.

Our investment income and other primarily reflects equity earnings associated with our international and domestic equity method investments. In addition, 2013 includes a $20 million impairment related to an equity method investment in the Appalachian Basin. This impairment was a result of the 2013 impairment of the producing properties in the Appalachian Basin (see Notes 4 and 6 of Notes to Consolidated Financial Statements).
Benefit for income taxes changed favorably primarily due to greater pre-tax loss for 2013 compared to 2012. Income taxes in 2013 include a $80 million deferred tax provision related to the increase in a valuation allowance on certain state deferred tax assets. Income taxes in 2013 also included a $10 million provision related to the impact of the new capital tax law in Argentina. In September 2013, the Argentine government enacted tax reform legislation related to dividends and capital gains which will apply to the Argentine operations of our consolidated investment in Apco, a Cayman Islands corporation. The new 10 percent dividend tax will be accrued by Apco when dividends are paid by its Argentine investments in future periods. The capital gains tax applies to the sale of Argentine securities by a non Argentine resident, such as Apco, making such sales subject to an effective 13.5 percent tax on the gross proceeds. As a result, Apco recorded approximately $14 million of a foreign deferred tax expense during third quarter 2013 for the excess book basis over tax basis in its equity investment in Petrolera Entre Lomas S.A., of which approximately $12 million relates to basis differences that occurred prior to 2013. This accrual was partially offset by approximately $4 million of U.S. deferred tax benefit recorded by WPX related to the additional Argentine tax. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income from discontinued operations for 2012 reflects a $38 million pretax gain on sale in 2012.
The change in net income (loss) attributable to noncontrolling interests is primarily due to $11 million associated with the impairment of a certain Appalachian Basin facility asset as well as a $4 million impact in 2013 as a result of the new Argentine tax law.
2012 vs. 2011
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2012	2011
	(Millions)
Domestic revenues:
Natural gas sales	$1,346	$1,678	$(332)	(20)%
Oil and condensate sales	376	226	150	66%
Natural gas liquid sales	296	404	(108)	(27)%
Total product revenues	2,018	2,308	(290)	(13)%
Gas management	949	1,428	(479)	(34)%
Net gain (loss) on derivatives not designated as hedges	78	29	49	169%
Other	7	7	—	—
Total domestic revenues	$3,052	$3,772	$(720)	(19)%
Total international revenues	$137	$110	$27	25%
Total revenues	$3,189	$3,882	$(693)	(18)%

Domestic Revenues
Significant variances in the respective line items of domestic revenues are comprised of the following:

•
$332 million decrease in natural gas sales primarily reflects lower gas prices (including hedges) for 2012 compared to 2011. The following table reflects natural gas production prices and volumes for 2012 and 2011:

	Years ended December 31,
	2012	2011

Natural gas sales excluding all derivative settlements (per Mcf)	$2.32	$3.48
Impact of hedges (per Mcf)	1.06	0.84
Natural gas sales including hedges (per Mcf)	$3.38	$4.32
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per Mcf)(a)	0.03	—
Natural gas net price including all derivative settlements (per Mcf)	$3.41	$4.32

Natural gas production sales volumes (MMcf)	397,483	388,780
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$150 million increase in oil and condensate sales reflects increased production sales volumes for 2012 compared to 2011. The following table reflects oil and condensate production prices and volumes for 2012 and 2011:

	Years ended December 31,
	2012	2011

Oil sales excluding all derivative settlements (per barrel)	$83.35	$84.91
Impact of hedges (per barrel)	$2.23	$0.39
Oil sales including hedges (per barrel)	$85.58	$85.30
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)(a)	$0.35	$—
Oil net price including all derivative settlements (per barrel)	$85.93	$85.30

Oil and condensate production sales volumes (MBbls)	4,394	2,651
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•	$108 million decrease in natural gas liquids sales reflects lower NGL prices for 2012 compared to 2011. The following table reflects natural gas liquid production prices and volumes for 2012 and 2011:

	Years ended December 31,
	2012	2011

NGL sales excluding all derivative settlements (per barrel)	$28.56	$40.17
Impact of hedges (per barrel)	$—	$—
NGL sales including hedges (per barrel)	$28.56	$40.17
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)(a)	$1.56	$—
NGL net price including all derivative settlements (per barrel)	$30.12	$40.17

NGL production sales volumes (MBbls)	10,392	10,057
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

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

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2012	2011
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$251	$235	$(16)	(7)%
Gathering, processing and transportation	504	487	(17)	(3)%
Taxes other than income	87	113	26	23%
Gas management, including charges for unutilized pipeline capacity	996	1,471	475	32%
Exploration	72	123	51	41%
Depreciation, depletion and amortization	939	880	(59)	(7)%
Impairment of producing properties and costs of acquired unproved reserves	225	367	142	39%
General and administrative	273	263	(10)	(4)%
Other—net	12	(3)	(15)	NM
Total domestic costs and expenses	$3,359	$3,936	$577	15%
International costs and expenses:
Lease and facility operating	$32	$27	$(5)	(19)%
Gathering, processing and transportation	2	—	(2)	NM
Taxes other than income	24	21	(3)	(14)%
Exploration	11	3	(8)	NM
Depreciation, depletion and amortization	27	22	(5)	(23)%
General and administrative	14	12	(2)	(17)%
Other—net	—	3	3	1%
Total international costs and expenses	$110	$88	$(22)	(25)%
Total costs and expenses	$3,469	$4,024	$555	14%
Domestic operating income (loss)	$(307)	$(164)	$(143)	(87)%
International operating income (loss)	$27	$22	$5	23%
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
Consolidated results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2012	2011
	(Millions)
Consolidated operating income (loss)	$(280)	$(142)	$(138)	(97)%
Interest expense	(102)	(117)	15	13%
Interest capitalized	8	9	(1)	(11)%
Investment income	30	26	4	15%
Loss from continuing operations before income taxes	(344)	(224)	(120)	(54)%
Benefit for income taxes	(111)	(74)	37	50%
Income (loss) from continuing operations	(233)	(150)	(83)	(55)%
Income (loss) from discontinued operations	22	(142)	164	NM
Net income (loss)	(211)	(292)	81	28%
Less: Net income attributable to noncontrolling interests	12	10	2	20%
Net income (loss) attributable to WPX Energy, Inc.	$(223)	$(302)	$79	26%
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
The benefit for income taxes increased in 2012 from 2011 due to an increased loss from continuing operations. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations reflects a $38 million pretax gain on sale in 2012 and a $209 million pretax impairment in 2011. As previously discussed, we completed the sale of our holdings in Barnett Shale and the Arkoma Basin during 2012. See Note 2 of Notes to Consolidated Financial Statements.
Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
In 2013 we continued to focus upon growth through continued disciplined investments in expanding our natural gas, oil and NGL portfolio.
Our main sources of liquidity are cash on hand, internally generated cash flow from operations and our bank credit facility. Additional sources of liquidity, if needed and if available, include bank financings, proceeds from the issuance of long-term debt and equity securities, and proceeds from asset sales. Prior to December 1, 2011, our liquidity was managed through an internal cash management program with Williams. Daily cash activity from our domestic operation was transferred to or from Williams on a regular basis and was recorded as increases or decreases in the balance due under unsecured promissory notes we had in place with Williams through June 30, 2011, at which time the notes were canceled by Williams. Any cash activity from July 1, 2011 until November 30, 2011 was treated as capital contribution. On December 1, 2011, we began to manage our own cash beginning with the $500 million retained after the issuance of the senior notes. In consideration of our liquidity, we note the following:

•	As of December 31, 2013, we maintained liquidity through cash, cash equivalents and available credit capacity under our credit facility.

•	Our credit exposure to derivative counterparties is partially mitigated by master netting agreements and collateral support.

•
Apco’s liquidity requirements have historically been provided by its cash flows from operations and cash on hand. Included in our cash and cash equivalents at December 31, 2013 is $51 million related to our international operations.

Outlook
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital, capital expenditures, and tax and debt payments while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2014 are expected cash flows from operations, proceeds from monetization of assets, including the potential formation of an MLP, and additional borrowings on our $1.5 billion credit facility. The combination of these sources should be sufficient to allow us to pursue our business strategy and goals for 2014.
We note the following assumptions for 2014:

•	Our capital expenditures, including international, are estimated to be up to $1.5 billion in 2014 and are generally considered to be largely discretionary; and

•	Apco’s liquidity requirements will continue to be provided from its cash flows from operations and cash on hand.
Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices;

•	Lower than expected proceeds from asset sales;

•	Higher than expected collateral obligations that may be required, including those required under new commercial agreements;

•	Significantly lower than expected capital expenditures could result in the loss of undeveloped leaseholds; and

•	Reduced access to our credit facility.

Under the credit facility agreement (“Credit Facility Agreement”) and prior to our receipt of an investment grade rating with a stable outlook, we are required to maintain a ratio of net present value of projected future cash flows from proved reserves to Consolidated Indebtedness (as defined in the Credit Facility Agreement) of at least 1.50 to 1.00. Net present value is determined as of the end of each fiscal year and reflects the present value, discounted at 9 percent, of projected future cash flows of domestic proved oil and gas reserves (such cash flows are adjusted to reflect the impact of hedges, our lenders’ commodity price forecasts, and, if necessary, to include only a portion of our reserves that are not proved developed producing reserves). See Note 9 of Notes to Consolidated Financial Statements. We are in the process of completing the net present value calculation due by April 20, 2014, however, we believe that we will have full access to the $1.5 billion in 2014. Further declines in natural gas prices during future years could reduce our net present value and thus limit our available capacity under the agreement.
We have executed three bilateral, uncommitted letter of credit agreements which we anticipate will be renewed annually. These agreements allow us to preserve our liquidity under our revolving credit agreement while providing support to our ability to meet performance obligation needs for, among other items, various interstate pipeline contracts into which we have entered. These unsecured agreements incorporate similar terms as those in the Credit Facility Agreement. At December 31, 2013, a total of $361 million in letters of credit have been issued.
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
 __________

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

Sources (Uses) of Cash

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Net cash provided (used) by:
Operating activities	$636	$796	$1,207
Investing activities	(1,111)	(1,204)	(1,556)
Financing activities	426	37	839
Increase (decrease) in cash and cash equivalents	$(49)	$(371)	$490

Operating activities
Our net cash provided by operating activities in 2013 decreased from 2012 primarily due to the decrease in our operating results driven by lower natural gas (including the impact of hedges) and NGL sales revenues.
The decrease in net cash provided by operating activities in 2012 from 2011 is primarily due to lower realized commodity prices.
Investing activities
Significant items include expenditures for drilling and completion of approximately $1.0 billion, $1.2 billion and $1.4 billion in 2013, 2012 and 2011, respectively. Also included, are proceeds of $36 million from the sale of deep rights in the Powder River Basin in 2013 and $306 million from the sale of our holdings in the Barnett Shale and Arkoma Basin in 2012.
Financing activities
Net cash provided by financing activities in 2013 includes $410 million net borrowings on our credit facility.
Net cash provided by financing activities in 2012 includes $10 million of a contribution from a third party related to the formation of a consolidated limited liability company. This company was formed to hold gathering facilities.
Net cash provided by financing activities in 2011 includes $1.5 billion Note proceeds in November 2011 and $159 million in borrowings from Williams prior to July 2011. Partially offsetting these proceeds was a $981 million distribution to Williams in November 2011.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at December 31, 2013 and December 31, 2012.
Contractual Obligations
The table below summarizes the maturity dates of our contractual obligations at December 31, 2013.

	2014	2015 – 2016	2017 – 2018	Thereafter	Total
	(Millions)
Long-term debt, including current portion:
Principal	$3	$416	$400	$1,100	$1,919
Interest	96	191	143	231	661
Operating leases and associated service commitments:
Drilling rig commitments(a)	108	111	—	—	219
Other	15	18	15	22	70
Transportation and storage commitments(b)	224	416	345	578	1,563
Natural gas purchase commitments(c)	3	—	—	—	3
Oil and gas activities(d)	123	145	105	114	487
Other	16	16	—	—	32
Other long-term liabilities, including current portion:
Physical and financial derivatives(e)	383	530	512	1,240	2,665
Total	$971	$1,843	$1,520	$3,285	$7,619
 __________

(a)	Includes materials and services obligations associated with our drilling rig contracts.

(b)
Excludes additional commitments totaling $58 million associated with projects for which the counterparty has not yet received satisfactory regulatory approvals or, for other business reasons, has not yet begun construction.

(c)
Purchase commitments are at market prices and the purchased natural gas can be sold at market prices. The obligations are based on market information as of December 31, 2013 and contracts are assumed to remain outstanding for their full contractual duration. Because market information changes daily and is subject to volatility, significant changes to the values in this category may occur. In 2013, certain parties converted their gas purchase agreements to firm gathering and processing agreements, which services will be provided by Williams Partners. WPX Energy’s gas purchase obligations totaling $1.2 billion at December 31, 2012 terminated at the effective date of the new agreements.

(d)
Includes gathering, processing and other oil and gas related services commitments. Excluded are liabilities associated with asset retirement obligations, which total $364 million as of December 31, 2013. The ultimate settlement and timing cannot be precisely determined in advance; however, we estimate that approximately 6 percent of this liability will be settled in the next five years.

(e)
Includes $2.6 billion of physical natural gas derivatives related to purchases at market prices. The natural gas expected to be purchased under these contracts can be sold at market prices, largely offsetting this obligation. The obligations for physical and financial derivatives are based on market information as of December 31, 2013, and assume contracts remain outstanding for their full contractual duration. Because market information changes daily and is subject to volatility, significant changes to the values in this category may occur.

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
Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We believe that the nature of these estimates and assumptions is material due to the subjectivity and judgment necessary, the susceptibility of such matters to change, and the impact of these on our financial condition or results of operations.
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
Due to the drop in natural gas and natural gas liquids forward prices during 2013 and more significantly in the fourth quarter, we assessed our natural gas producing properties and acquired unproved reserve costs for impairment using estimates of future cash flows. Significant judgments and assumptions in these assessments include estimates of reserves quantities, estimates of future commodity prices (primarily natural gas, using a forward NYMEX curve adjusted for locational basis differentials) drilling plans, expected capital costs and our estimate of an applicable discount rate commensurate with the risk of the underlying cash flow estimates. Additionally, judgment is used to determine the probability of sale with respect to assets considered for disposal. The assessment performed identified certain properties with a carrying value in excess of those undiscounted cash flows and their calculated fair values. As a result, we recognized $1,055 million of impairment charges in 2013. See Notes 6 and 15 of Notes to Consolidated Financial Statements for additional discussion and significant inputs into the fair value determination.
In addition to those long-lived assets described above for which impairment charges were recorded, certain others were reviewed for which no impairment was required. These reviews included other domestic producing properties and acquired unproved reserve costs, and utilized inputs generally consistent with those described above. Judgments and assumptions are inherent in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. For other producing assets reviewed, but for which impairment charges were not recorded, we estimate that approximately 64 percent could be at risk for impairment if forward natural gas and NGL prices across all future periods decline by approximately 6 percent to 8 percent, on average, as compared to the forward commodity prices at December 31, 2013. We estimate that approximately 28 percent could be at risk for impairment if forward oil prices across all periods decline by approximately 11 percent to 13 percent.
Accounting for Derivative Instruments and Hedging Activities
Through December 2011, we elected to designate the majority of our applicable derivative instruments as cash flow hedges. Beginning in 2012, new commodity derivative contracts that serve as economic hedges of production will not be designated as hedges for accounting purposes as we have elected not to utilize hedge accounting on new derivatives instruments. Changes in the fair value of derivative instruments, hereafter referred to as economic hedges or derivatives not designated as hedges, are recognized as gains or losses in the earnings of the periods in which they occur, accordingly we believe this will result in future earnings that are more volatile. The unrealized changes in fair value of cash flow hedge derivatives recorded in accumulated other comprehensive income at December 31, 2012 were realized at the end of the first-quarter 2013.
We review our energy contracts to determine whether they are, or contain, derivatives. Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short-term, with more than 99 percent of the value of our derivatives portfolio expiring in the next 13 months. We further assess the appropriate accounting method for any derivatives identified, which could include:

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
The determination of whether a derivative contract qualifies as a cash flow hedge included an analysis of historical market price information to assess whether the derivative is expected to be highly effective in offsetting the cash flows attributed to the hedged risk. We also assessed whether the hedged forecasted transaction is probable of occurring. This assessment required us to exercise judgment and consider a wide variety of factors in addition to our intent, including internal and external forecasts, historical experience, changing market and business conditions, our financial and operational ability to carry out the forecasted transaction, the length of time until the forecasted transaction is projected to occur and the quantity of the forecasted transaction. In addition, we compared actual cash flows to those that were expected from the underlying risk. If a hedged forecasted transaction is not probable of occurring, or if the derivative contract is not expected to be highly effective, the derivative does not qualify for hedge accounting.
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

•	An increase (decrease) in estimated proved natural gas, oil and NGL reserves can reduce (increase) our unit-of-production depreciation, depletion and amortization rates; and

•	Changes in natural gas, oil and NGL reserves and forward market prices both impact projected future cash flows from our properties. This, in turn, can impact our periodic impairment analyses.
The process of estimating natural gas and oil reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data. After being estimated internally, over 99 percent of our domestic reserves estimates are audited by independent experts. The data may change substantially over time as a result of numerous factors, including additional development cost and activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserves estimates could occur from time to time. Such changes could trigger an impairment of our oil and gas properties and have an impact on our depreciation, depletion and amortization expense prospectively. For example, a change of approximately 10 percent in our total oil and gas reserves could change our annual depreciation, depletion and amortization expense between approximately $80 million and $98 million. The actual impact would depend on the specific basins impacted and whether the change resulted from proved developed, proved undeveloped or a combination of these reserves categories.
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
We record the cost of leasehold acquisitions as incurred. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. Changes in our assumptions regarding the estimates of the nonproductive portion of these leasehold acquisitions could result in impairment of these costs. Upon determination that specific acreage will not be developed, the costs associated with that acreage would be impaired. Additionally, our leasehold costs are evaluated for impairment if the proved property costs in the basin are impaired. Our capitalized lease acquisition costs, including costs of acquired unproved reserves, totaled $382 million at December 31, 2013.

Contingent Liabilities
We record liabilities for estimated loss contingencies, including royalty litigation, environmental and other contingent matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates and upon advice of legal counsel, engineers or other third parties regarding the probable outcomes of the matter. As new developments occur or more information becomes available, our assumptions and estimates of these liabilities may change. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period. See Note 11 of Notes to Consolidated Financial Statements.
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
See Note 10 of Notes to Consolidated Financial Statements for additional information.
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
The determination of fair value for our energy derivative assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities, we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At December 31, 2013, the credit reserve is less than $1 million on our net derivative assets and net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.
At December 31, 2013, 92 percent of the fair value of our derivatives portfolio expires in the next 12 months and more than 99 percent expires in the next 24 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.
The instruments included in Level 3 at December 31, 2013, consist of natural gas index transactions that are used to manage the physical requirements of our business. The change in the overall fair value of instruments included in Level 3 primarily results from changes in commodity prices during the month of delivery. There are generally no active forward markets or quoted prices for natural gas index transactions.
For the years ended December 31, 2013, 2012 and 2011, we recognized impairments of certain assets that were measured at fair value on a nonrecurring basis. These impairment measurements are included in Level 3 as they include significant unobservable inputs, such as our estimate of future cash flows and the probabilities of alternative scenarios. See Note 15 of Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk exposure is related primarily to our debt portfolio. Our senior notes are fixed rate debt in order to mitigate the impact of fluctuations in interest rates. For our fixed rate debt, $400 million matures in 2017 and $1,100 million matures in 2022. Interest rates for each group are 5.25 percent and 6.00 percent, respectively. The aggregate fair value of the senior notes is $1,528 million. Borrowings under our credit facility are based on a variable interest rate and could expose us to the risk of increasing interest rates. As of December 31, 2013, the weighted average variable interest rate was 2.27 percent on the $410 million outstanding under the Credit Facility Agreement. See Note 9 of Notes to Consolidated Financial Statements.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of natural gas, oil and NGLs, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our proprietary trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted and changes in interest rates. See Notes 15 and 16 of Notes to Consolidated Financial Statements.
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
Trading
Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net liability of $1 million at December 31, 2013 and a net asset of $1 million at December 31, 2012. The value at risk for contracts held for trading purposes was less than $1 million at December 31, 2013 and December 31, 2012.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our natural gas purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net liability of $64 million at December 31, 2013 and a net asset of $39 million at December 31, 2012.
The value at risk for derivative contracts held for nontrading purposes was $19 million at December 31, 2013, and $6 million at December 31, 2012. During the year ended December 31, 2013, our value at risk for these contracts ranged from a high of $19 million to a low of $12 million. The increase in value at risk from December 31, 2012 primarily reflects new derivative contracts entered into to hedge our equity production.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
The Board of Directors and Shareholders of WPX Energy, Inc.
We have audited WPX Energy, Inc. internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). WPX Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, WPX Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WPX Energy, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2013, of WPX Energy, Inc. and our report dated February 27, 2014, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of WPX Energy, Inc.
We have audited the accompanying consolidated balance sheets of WPX Energy, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15.(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPX Energy, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 27, 2014

WPX Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2013	2012
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$99	$153
Accounts receivable, net of allowance of $7 and $11 as of December 31, 2013 and 2012, respectively	536	443
Deferred income taxes	49	17
Derivative assets	50	58
Inventories	72	66
Margin deposits	71	—
Other	45	35
Total current assets	922	772
Investments	145	145
Properties and equipment, net (successful efforts method of accounting)	7,241	8,416
Derivative assets	7	2
Other noncurrent assets	114	121
Total assets	$8,429	$9,456
Liabilities and Equity
Current liabilities:
Accounts payable	652	509
Accrued and other current liabilities	190	201
Customer margin deposits payable	55	2
Derivative liabilities	110	14
Total current liabilities	1,007	726
Deferred income taxes	788	1,401
Long-term debt	1,916	1,508
Derivative liabilities	12	1
Asset retirement obligations	358	316
Other noncurrent liabilities	138	133
Contingent liabilities and commitments (Note 11)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares issued)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 201 million shares issued at December 31, 2013 and 199.3 million shares issued at December 31, 2012)	2	2
Additional paid-in-capital	5,516	5,487
Accumulated deficit	(1,408)	(223)
Accumulated other comprehensive income (loss)	(1)	2
Total stockholders’ equity	4,109	5,268
Noncontrolling interests in consolidated subsidiaries	101	103
Total equity	4,210	5,371
Total liabilities and equity	$8,429	$9,456
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(Millions, except per share amounts)
Revenues:
Product revenues:
Natural gas sales	$1,093	$1,364	$1,694
Oil and condensate sales	649	491	312
Natural gas liquid sales	230	299	408
Total product revenues	1,972	2,154	2,414
Gas management	891	949	1,428
Net gain (loss) on derivatives not designated as hedges (Note 16)	(124)	78	29
Other	22	8	11
Total revenues	2,761	3,189	3,882
Costs and expenses:
Lease and facility operating	308	283	262
Gathering, processing and transportation	433	506	487
Taxes other than income	141	111	134
Gas management, including charges for unutilized pipeline capacity	931	996	1,471
Exploration (Note 6)	431	83	126
Depreciation, depletion and amortization	940	966	902
Impairment of producing properties and costs of acquired unproved reserves (Note 6)	1,055	225	367
Gain on sale of Powder River Basin deep rights leasehold	(36)	—	—
General and administrative	289	287	275
Other—net	17	12	—
Total costs and expenses	4,509	3,469	4,024
Operating income (loss)	(1,748)	(280)	(142)
Interest expense	(108)	(102)	(117)
Interest capitalized	5	8	9
Investment income, impairment of equity method investment and other	5	30	26
Income (loss) from continuing operations before income taxes	(1,846)	(344)	(224)
Provision (benefit) for income taxes	(655)	(111)	(74)
Income (loss) from continuing operations	(1,191)	(233)	(150)
Income (loss) from discontinued operations	—	22	(142)
Net income (loss)	(1,191)	(211)	(292)
Less: Net income (loss) attributable to noncontrolling interests	(6)	12	10
Net income (loss) attributable to WPX Energy, Inc.	$(1,185)	$(223)	$(302)
Amounts attributable to WPX Energy, Inc.:
Basic and diluted earnings (loss) per common share (Note 5):
Income (loss) from continuing operations	$(5.91)	$(1.23)	$(0.81)
Income (loss) from discontinued operations	—	0.11	(0.72)
Net income (loss)	$(5.91)	$(1.12)	$(1.53)
Weighted-average shares	200.5	198.8	197.1
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Net income (loss) attributable to WPX Energy, Inc.	$(1,185)	$(223)	$(302)
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of tax(a)	$—	$57	$262
Net reclassifications into earnings of net cash flow hedge gains, net of tax(b)	(3)	(274)	(211)
Other comprehensive income (loss), net of tax	(3)	(217)	51
Comprehensive income (loss) attributable to WPX Energy, Inc.	$(1,188)	$(440)	$(251)
 __________

(a)
Change in fair value of cash flow hedges is net of income tax of $33 million and $151 million for 2012 and 2011, respectively. 2012 includes a $15 million before tax unrealized gain that was recognized in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations, as the underlying transaction was no longer probable of occurring (see Note 16).

(b)
Net reclassifications into earnings of net cash flow hedge realized gains are net of $2 million, $159 million and $120 million of income tax for 2013, 2012 and 2011, respectively. Before tax amounts realized and reclassified to product revenues, primarily natural gas sales revenues, on the Consolidated Statements of Operations were $5 million, $434 million and $331 million for 2013, 2012 and 2011, respectively.

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity

	WPX Energy, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Williams’ Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests(a)	Total
	(Dollars in millions)
Balance at December 31, 2010	$—	$—		$4,244	$168	$4,412	$72	$4,484
Comprehensive income:
Net income (loss)	—	—		(302)	—	(302)	10	(292)
Other comprehensive income (loss)	—	—		—	51	51	—	51
Comprehensive income (loss)								(241)
Contribution of Notes Payable to Williams (Note 3)				2,420		2,420		2,420
Allocation of alternative minimum tax credit (Note 10)				98		98		98
Net transfers with Williams				(25)		(25)		(25)
Distribution to Williams a portion of note proceeds				(981)		(981)		(981)
Recapitalization upon contribution by Williams	2	5,452		(5,454)		—		—
Dividends to noncontrolling interests	—	—		—	—	—	(1)	(1)
Stock based compensation, net of tax benefit		5				5		5
Balance at December 31, 2011	2	5,457	—	—	219	5,678	81	5,759
Comprehensive income:
Net income (loss)	—	—	(223)	—	—	(223)	12	(211)
Other comprehensive income (loss)	—	—		—	(217)	(217)	—	(217)
Comprehensive income (loss)								(428)
Contribution from noncontrolling interest							10	10
Stock based compensation, net of tax benefit	—	30		—	—	30	—	30
Balance at December 31, 2012	2	5,487	(223)	—	2	5,268	103	5,371
Comprehensive income:
Net income (loss)	—	—	(1,185)			(1,185)	(6)	(1,191)
Other comprehensive income (loss)	—	—			(3)	(3)		(3)
Comprehensive income (loss)								(1,194)
Contribution from noncontrolling interest	—	—		—	—	—	4	4
Stock based compensation, net of tax benefit	—	29		—	—	29	—	29
Balance at December 31, 2013	$2	$5,516	$(1,408)	$—	$(1)	$4,109	$101	$4,210

__________

(a)	Primarily represents the 31 percent of Apco Oil and Gas International Inc. owned by others.
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Operating Activities	(Millions)
Net income (loss)	$(1,191)	$(211)	$(292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	940	973	951
Deferred income tax provision (benefit)	(645)	(160)	(176)
Provision for impairment of properties and equipment (including certain exploration expenses) and investments	1,483	288	694
Amortization of stock-based awards	32	28	5
Gain on sales of assets (a)	(41)	(42)	(1)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	(43)	68	(100)
Inventories	(5)	7	3
Margin deposits and customer margin deposit payable	(18)	(5)	(18)
Other current assets	(7)	7	(11)
Accounts payable	41	(128)	131
Accrued and other current liabilities	(21)	12	10
Changes in current and noncurrent derivative assets and liabilities	106	(32)	8
Other, including changes in other noncurrent assets and liabilities	5	(9)	3
Net cash provided by operating activities	636	796	1,207
Investing Activities
Capital expenditures (b)	(1,154)	(1,521)	(1,572)
Proceeds from sales of assets	49	310	15
Purchases of investments	(3)	(2)	(12)
Other	(3)	9	13
Net cash used in investing activities	(1,111)	(1,204)	(1,556)
Financing Activities
Proceeds from common stock	6	3	—
Proceeds from long-term debt	—	6	1,502
Borrowings on credit facility	970	50	—
Payments on credit facility	(560)	(50)	—
Contribution from noncontrolling interest	4	10	—
Excess tax benefit of stock based awards	—	13	—
Payments for debt issuance costs	—	—	(30)
Net increase in notes payable to Williams	—	—	159
Net changes in Williams’ net investment	—	—	(777)
Other	6	5	(15)
Net cash provided by financing activities	426	37	839
Net increase (decrease) in cash and cash equivalents	(49)	(371)	490
Effect of exchange rate changes on cash and cash equivalents	(5)	(2)	(1)
Cash and cash equivalents at beginning of period	153	526	37
Cash and cash equivalents at end of period	$99	$153	$526
__________
(a) 2013 includes a $36 million gain on sale of Powder River Basin deep rights leasehold (Note 6) and 2012 includes the gain on the sale of Barnett Shale and Arkoma Basin (Note 2).
(b) Increase to properties and equipment	$(1,207)	$(1,449)	$(1,641)
Changes in related accounts payable and accounts receivable	53	(72)	69
Capital expenditures	$(1,154)	$(1,521)	$(1,572)
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Description of Business
Operations of our company are located in the United States and South America and are organized into domestic and international reportable segments. WPX Energy, Inc. was formed in 2011 by The Williams Companies, Inc. (“Williams”) to effect the separation of its exploration and production business. Williams contributed to the Company its investment in certain subsidiaries related to Williams’ domestic and international exploration and production businesses, collectively referred to as the “Contribution”. The separation was completed on December 31, 2011 through a pro rata distribution of WPX common stock to Williams’ stockholders.
Domestic includes natural gas, oil and NGL development, production and gas management activities located in Colorado, New Mexico, North Dakota, Pennsylvania and Wyoming in the United States. We specialize in development and production from tight-sands and shale formations and coal bed methane reserves in the Piceance, Williston, San Juan, Powder River, Appalachian and Green River Basins. Associated with our commodity production are sales and marketing activities, referred to as gas management activities, that include the management of various commodity contracts such as transportation, storage and related derivatives coupled with the sale of our commodity volumes.
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
Basis of Presentation
These financial statements are prepared on a consolidated basis. Prior to the Contribution, the financial statements were derived from the financial statements and accounting records of Williams using the historical results of operations and historical basis of the assets and liabilities of the Contribution to WPX. Management believes the assumptions underlying the financial statements are reasonable. The financial statements of 2011 included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during 2011. Because a direct ownership relationship did not exist prior to the Contribution among the various entities that comprise the Company, Williams’ net investment in the Company, excluding notes payable to Williams, has been shown as Williams’ net investment within stockholder’s equity in the consolidated financial statements. In connection with the Contribution, we have reflected the amounts previously presented as Williams’ net investment in excess of the par value of our common stock as additional paid-in capital. Transactions in 2011 with Williams’ other operating businesses, which generally settled monthly, are shown as changes in accounts receivable or accounts payable in the Consolidated Statements of Cash Flows for the year ended December 31, 2011. Other transactions during the period prior to separation between the Company and Williams which were not part of the notes payable to Williams have been identified in the Consolidated Statements of Equity as net transfers with Williams (see Note 3).
Discontinued operations
During the second quarter of 2012, we completed the sale of our holdings in the Barnett Shale and the Arkoma Basin. We have reported the results of operations and financial position of the Barnett Shale and Arkoma Basin operations as discontinued operations for all periods presented.
Additionally, see Note 11 for a discussion of contingencies related to Williams’ former power business (most of which was disposed in 2007).
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Significant estimates and assumptions which impact these financials include:

•	Impairment assessments of long-lived assets;

•	Valuations of derivatives;

•	Estimation of natural gas and oil reserves;

•	Assessments of litigation-related contingencies; and

•	Asset retirement obligations.

These estimates are discussed further throughout these notes.
Cash and cash equivalents
Our cash and cash equivalents balance includes amounts primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These have maturity dates of three months or less when acquired.
Restricted cash
Restricted cash of our domestic operations consists of approximately $21 million and $19 million at December 31, 2013 and 2012, respectively, primarily related to escrow accounts established as part of the settlement agreement with certain California utilities and is included in other current and noncurrent assets. Included in the separation and distribution agreement with Williams are indemnifications requiring us to pay to Williams any net asset (or receive any net liability) that result upon ultimate resolution of these matters (see Note 11). Additionally, restricted cash of our international segment consists of approximately $6 million and $9 million at December 31, 2013 and 2012, respectively, associated with various letters of credit that is also classified in other current and other noncurrent assets.
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
Inventories
All inventories are stated at the lower of cost or market. Our inventories consist of tubular goods and production equipment for future transfer to wells of $49 million and $42 million at December 3l, 2013 and 2012, respectively. Additionally, we have natural gas in storage related to our gas management activities of $13 million and $24 million at December 31, 2013 and 2012, respectively, and crude oil production in transit of $10 million at December 31, 2013. Inventory is recorded and relieved using the weighted average cost method except for production equipment which is on the specific identification method. We recognized lower of cost or market writedowns on natural gas in storage of $1 million, $11 million and $10 million in 2013, 2012 and 2011, respectively.
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
Depreciation, depletion and amortization
Capitalized exploratory and developmental drilling costs, including lease and well equipment and intangible development costs are depreciated and amortized using the units-of-production method based on estimated proved developed oil and gas reserves on a field basis for our domestic properties or on a concession basis for our international properties. International concession reserve estimates are limited to production quantities estimated through the life of the concession. Depletion of producing leasehold costs is based on the units-of-production method using estimated total proved oil and gas reserves on a field basis. In arriving at rates under the units-of-production methodology, the quantities of proved oil and gas reserves are established based on estimates made by our geologists and engineers.
Costs related to gathering, processing and certain other facilities are depreciated on the straight-line method over the estimated useful lives.
Gains or losses from the ordinary sale or retirement of properties and equipment are recorded in operating income (loss) as either a separate line item, if individually significant, or included in other—net.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Asset retirement obligations
We record an asset and a liability upon incurrence equal to the present value of each expected future asset retirement obligation (“ARO”). These estimates include, as a component of future expected costs, an estimate of the price that a third party would demand, and could expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as a market risk premium. The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as a corresponding accretion expense in lease and facility operating expense included in costs and expenses.
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
We report the fair value of derivatives, except those for which the normal purchases and normal sales exception has been elected, on the Consolidated Balance Sheets in derivative assets and derivative liabilities as either current or noncurrent. We determine the current and noncurrent classification based on the timing of expected future cash flows of individual trades. We report these amounts on a gross basis. Additionally, we report cash collateral receivables and payables with our counterparties on a gross basis.
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
For many of our commodity derivatives entered into prior to January 1, 2012, we designated a hedging relationship. For a derivative to qualify for designation in a hedging relationship it must meet specific criteria and we must maintain appropriate documentation. We established hedging relationships pursuant to our risk management policies. We evaluated the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in revenues or costs and operating expenses dependent upon the underlying hedge transaction.
For commodity derivatives designated as a cash flow hedge, the effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value is recognized

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Product revenues
Revenues for sales of natural gas, oil and condensate and natural gas liquids are recognized when the product is sold and delivered. Revenues from the production of natural gas in properties for which we have an interest with other producers are recognized based on the actual volumes sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, that are determined to be nonrecoverable through remaining production are recognized as accounts receivable or accounts payable, as appropriate. Our cumulative net natural gas imbalance position based on market prices as of December 31, 2013 and 2012 was insignificant. Additionally, natural gas revenues include $5 million, $423 million and $326 million in 2013, 2012 and 2011, respectively, of realized gains from derivatives designated as cash flow hedges of our production sold.
Gas management revenues and expenses
Revenues for sales related to gas management activities are recognized when the product is sold and physically delivered. Our gas management activities through May 2012 included purchases and subsequent sales to Williams Partners for fuel and shrink gas (see Note 3). Additionally, gas management activities include the managing of various natural gas related contracts such as transportation, storage and related hedges. The Company also sells natural gas, oil and NGLs purchased from working interest owners in operated wells and other area third party producers. The revenues and expenses related to these marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses.
Charges for unutilized transportation capacity included in gas management expenses were $61 million, $46 million and $35 million in 2013, 2012 and 2011, respectively.
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
Income taxes
We file consolidated and combined federal and state income tax returns for the Company and its subsidiaries. Through the effective date of the spin-off, the Company’s domestic operations were included in the consolidated and combined federal and state income tax returns for Williams, except for certain separate state filings. The income tax provisions for 2011 were

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

calculated on a separate return basis for us and our subsidiaries, except for certain adjustments. We record deferred taxes for the differences between the tax and book basis of our assets as well as loss or credit carryovers to future years.
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
Earnings (loss) per common share
Basic earnings (loss) per common share is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share includes any dilutive effect of stock options and nonvested restricted stock units (see Note 5).
Note 2. Discontinued Operations
During the first quarter of 2012, our management signed an agreement to divest its holdings in the Barnett Shale and the Arkoma Basin. The transaction closed in second-quarter 2012. Total proceeds received from the sale were $306 million.
Summarized Results of Discontinued Operations

	2012	2011
	(Millions)
Revenues	$28	$118
Income (loss) from discontinued operations before gain on sale, impairments and income taxes	$(3)	$(15)
Gain on sale	38	—
Impairments	—	(209)
Less: Provision (benefit) for income taxes	13	(82)
Income (loss) from discontinued operations	$22	$(142)

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The impairments in 2011 reflect write-downs to estimates of fair value of our holdings in the Barnett Shale and the Arkoma Basin. Impairment charges on our Fort Worth (Barnett Shale) properties were $180 million in 2011. Impairment charges in Arkoma were $29 million in 2011. These nonrecurring fair value measurements, which fall within Level 3 of the fair value hierarchy, utilized a probability-weighted discounted cash flow analysis that was based on internal cash flow models.
Note 3. Transactions with Williams
During the fourth quarter of 2011, the Contribution and recapitalization of the Company was completed, whereby common stock held by Williams converted into approximately 197 million shares of WPX common stock. We also entered into agreements with Williams in connection with our separation. These agreements include:

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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

Other arrangements with Williams or its affiliates
We also have operating activities with Williams Partners and another Williams subsidiary. Beginning January 1, 2012, Williams and its subsidiaries were no longer related parties, therefore only amounts related to 2011 are disclosed as related parties. For 2011, the following were considered related party transactions. Our revenues include revenues from the following types of transactions:

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
We have managed a transportation capacity contract for Williams Partners. To the extent the transportation is not fully utilized or does not recover full-rate demand expense, Williams Partners reimburses us for these transportation costs. These reimbursements to us totaled approximately $11 million for the year ended December 31, 2011, and are included in gas management revenues. We signed an agreement with Williams Partners under which these contracts were assigned to them effective May 1, 2012.
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
The amount due to Williams at the time of cancellation was $2.4 billion and is reflected as an increase in owner’s net investment. Through fourth-quarter 2011, an additional $162 million was cancelled and reflected as an increase in owner’s net investment. The notes reflected interest based on Williams’ weighted average cost of debt and such interest was added monthly to the note principle. The interest rate for the notes payable to Williams was 8.08 percent at June 30, 2011.
On August 25, 2011, we entered into a 10.5 year lease for our present headquarters office with Williams Headquarters Building Company, a direct subsidiary of Williams. We estimate the annual rent payable by us under the lease to be approximately $4 million per year.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Below is a summary for 2011 of the transactions with Williams or its affiliates (including amounts in discontinued operations) discussed above:

2011
(Millions)
Product revenues—sales of NGLs to Williams Partners	$258
Gas management revenues—sales of natural gas for fuel and shrink to Williams Partners and another Williams subsidiary	586
Lease and facility operating expenses from Williams-direct employee salary and benefit costs	21
Gathering, processing and transportation expense from services with Williams Partners:
Gathering and processing	298
Transportation	44
General and administrative from Williams:
Direct employee salary and benefit costs	111
Charges for general and administrative services	62
Allocated general corporate costs	62
Other	16
Interest expense on notes payable to Williams	96
Note 4. Investment Income and Other
Investment income

	Years Ended December 31,
	2013	2012	2011
	(Millions)

Equity earnings- Petrolera Entre Lomas S.A.	$19	$26	$20
Equity earnings- other	4	4	4
Impairment of equity method investment in Appalachian Basin	(20)	—	—
Other	2	—	2
Total investment income and other	$5	$30	$26

The nature of the assets in the equity method investment in the Appalachian Basin is such that under normal circumstances an entity would capitalize and evaluate the assets as part of its producing properties. Therefore, our ability to recover the carrying amount of our investment lies in the value of our producing properties that utilize the assets of the entity. As a result of the 2013 impairment of the producing properties in the Appalachian Basin, we recorded an impairment of the equity method investment in 2013.
Investments

	December 31,
	2013	2012
	(Millions)
Petrolera Entre Lomas S.A.—40.8%	$125	$109
Other	20	36
	$145	$145
Petrolera Entre Lomas S.A. operates several development concessions in South America. Other is comprised of investments in miscellaneous gas gathering interests in the United States.
Dividends and distributions received from companies accounted for by the equity method were $7 million, $12 million and $17 million in 2013, 2012 and 2011, respectively.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 5. Earnings (Loss) Per Common Share from Continuing Operations
 The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
	2013	2012	2011
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$1,185	$(245)	$(160)
Basic weighted-average shares	200.5	198.8	197.1
Diluted weighted-average shares	200.5	198.8	197.1
Earnings (loss) per common share from continuing operations:
Basic	$(5.91)	$(1.23)	$(0.81)
Diluted	$(5.91)	$(1.23)	$(0.81)
The following table includes amounts that have been excluded from the computation of diluted earnings per common share as their inclusion would be antidiltive due to our loss from continuing operations attributable to WPX Energy, Inc.

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Weighted-average nonvested restricted stock units and awards	2.5	1.9	2.9
Weighted-average stock options	1.1	1.0	1.2
On December 31, 2011, 197.1 million shares of our common stock were distributed to Williams’ shareholders in conjunction with our spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount of common stock to be outstanding as of the beginning of 2011 in the calculation of basic and diluted weighted average shares.
The table below includes information related to stock options that were outstanding at December 31, 2013 and 2012 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the fourth quarter weighted-average market price of our common shares.

	2013	2012
Options excluded (millions)	0.4	1.3
Weighted-average exercise price of options excluded	$20.24	$18.17
Exercise price range of options excluded	$20.21 - $20.97	$16.46 - $20.97
Fourth quarter weighted-average market price(a)	$19.97	$16.15
 __________

(a)	Our stock began trading on the New York Stock Exchange on January 3, 2012; therefore, a fourth quarter weighted-average market price is not available for 2011.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 6. Asset Sales, Impairments and Exploration Expenses
In 2013, we recorded a total of $1.4 billion in impairment charges of which $1,055 million is recorded as a separate line on the Consolidated Statements of Operations, $317 million is included in exploration expense and $20 million is included in investment income and other (see Note 4). These impairments are discussed further in the sections below.
Impairments and Asset Sales
The following table presents a summary of significant gains or losses reflected in impairment of producing properties and costs of acquired unproved reserves, gain on sale, and other—net within costs and expenses. These significant adjustments are primarily associated with our domestic operations.

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Impairment of producing properties and costs of acquired unproved reserves(a)	$1,055	$225	$367
Gain on sale of Powder River Basin deep rights leasehold	$36	$—	$—
Net gain on sales of other assets	$4	$4	$1
 __________

(a)	Excludes unproved leasehold property impairment, amortization and expiration included in exploration expenses.
As a result of declines in forward natural gas prices primarily during the fourth-quarter 2013 as compared to forward prices as of December 31, 2012, we performed impairment assessments of our proved producing properties and capitalized cost of acquired unproved reserves. Accordingly, we recorded the following impairments during 2013:

•	$772 million impairment in the fourth quarter of proved producing oil and gas properties in the Appalachian Basin;

•
$192 million impairment in the fourth quarter including $107 million of proved producing oil and gas properties and $85 million of the capitalized costs of acquired unproved reserves in the Powder River Basin;

•
$88 million impairment in the Piceance Basin including impairments of capitalized costs of acquired unproved reserves of $19 million and $69 million in the third and fourth quarters, respectively, in the Kokopelli area; and,

•	$3 million impairment in the fourth quarter on property in Colombia.
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
Our impairment analyses included an assessment of undiscounted (except for the costs of acquired unproved reserves) and discounted future cash flows, which considered information obtained from drilling, other activities and natural gas reserve quantities (see Note 15).
In October 2013, we completed the sale of deep rights leasehold on approximately 140,000 net acres in the Powder River Basin for $36 million. This sale did not include our producing coal bed methane assets in the Powder River Basin.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Exploration Expenses
The following table presents a summary of exploration expenses.

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Geologic and geophysical costs	$22	$21	$18
Dry hole costs	7	4	13
Unproved leasehold property impairment, amortization and expiration	402	58	95
Total exploration expenses	$431	$83	$126
Dry hole costs in 2011 reflect an $11 million dry hole expense in connection with a Marcellus Shale well in Columbia County, Pennsylvania.
Unproved leasehold impairment, amortization and expiration in 2013 includes a $317 million impairment to estimated fair values of Appalachia leasehold, while 2011 includes a $50 million write-off of leasehold costs associated with certain portions of our Columbia County, Pennsylvania acreage that we did not plan to develop. The $317 million impairment is associated with our impairment of the producing properties in the Appalachian Basin.
Note 7. Properties and Equipment
Properties and equipment is carried at cost and consists of the following:

	Estimated Useful Life(a) (Years)	December 31,
		2013	2012
		(Millions)
Proved properties	(b)	$11,476	$11,267
Unproved properties	(c)	423	1,156
Gathering, processing and other facilities	15-25	225	247
Construction in progress	(c)	382	497
Other	3-40	180	172
Total properties and equipment, at cost		12,686	13,339
Accumulated depreciation, depletion and amortization		(5,445)	(4,923)
Properties and equipment—net		$7,241	$8,416
__________

(a)	Estimated useful lives are presented as of December 31, 2013.

(b)	Proved properties are depreciated, depleted and amortized using the units-of-production method (see Note 1).

(c)	Unproved properties and construction in progress are not yet subject to depreciation and depletion.
Unproved properties consist primarily of non-producing leasehold in the Appalachian Basin and the Williston Basin and costs of acquired unproved reserves in the Powder River and Piceance Basins.
Construction in progress includes $15 million in 2013 and $44 million in 2012 related to wells located in the Powder River Basin. In order to produce gas from the coal seams, an extended period of dewatering is required prior to natural gas production. Additionally, construction in progress in 2013 includes $24 million related to exploratory well costs pending the determination of proved reserves.
Asset Retirement Obligations
Our asset retirement obligations relate to producing wells, gas gathering well connections and related facilities. At the end of the useful life of each respective asset, we are legally obligated to plug producing wells and remove any related surface equipment and to cap gathering well connections at the wellhead and remove any related facility surface equipment.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

A rollforward of our asset retirement obligations for the years ended 2013 and 2012 is presented below.

	2013	2012
	(Millions)
Balance, January 1	$321	$289
Liabilities incurred during the period	14	19
Liabilities settled during the period	(11)	(7)
Estimate revisions	17	(1)
Accretion expense(a)	23	21
Balance, December 31	$364	$321
Amount reflected as current	$6	$5
__________

(a)	Accretion expense is included in lease and facility operating expense on the Consolidated Statements of Operations.
Estimate revisions in 2013 are primarily associated with increases in anticipated plug and abandonment costs.
Note 8. Accounts Payable and Accrued and Other Current Liabilities
Accounts Payable

	December 31,
	2013	2012
	(Millions)
Trade	$213	$209
Accrual for capital expenditures	237	126
Royalties	130	106
Cash overdrafts	35	34
Other	37	34
	$652	$509
Accrued and other current liabilities

	December 31,
	2013	2012
	(Millions)
Taxes other than income taxes	$41	$54
Accrued interest	43	42
Compensation and benefit related accruals	52	52
Other, including other loss contingencies	54	53
	$190	$201

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 9. Debt and Banking Arrangements
As of the indicated dates, our debt consisted of the following:

	December 31,
	2013(a)	2012 (a)
	(Millions)
5.250% Senior Notes due 2017	$400	$400
6.000% Senior Notes due 2022	1,100	1,100
Credit facility agreement	410	—
Apco	8	8
Other	1	2
Total debt	$1,919	$1,510
Less: Current portion of long-term debt	3	2
Total long-term debt	$1,916	$1,508
__________

(a)	Interest paid on debt totaled $91 million and $58 million for 2013 and 2012, respectively.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Credit Facility Agreement
During 2011, we entered into a new $1.5 billion five-year senior unsecured revolving credit facility agreement (the “Credit Facility Agreement”). Under the terms of the Credit Facility Agreement and subject to certain requirements, we may request an increase in the commitments of up to an additional $300 million by either commitments from new lenders or increased commitments from existing lenders. As of December 31, 2013, the weighted average variable interest rate was 2.27 percent on the $410 million outstanding under the Credit Facility Agreement. Subsequent to December 31, 2013, we have borrowed an additional net amount of $195 million under the Credit Facility Agreement.
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
Under the Credit Facility Agreement, prior to the occurrence of the Investment Grade Date (as defined below), we will be required to maintain a ratio of net present value of projected future cash flows from proved reserves to Consolidated Indebtedness (each as defined in the Credit Facility Agreement) of at least 1.50 to 1.00. Net present value is determined as of the end of each fiscal year and reflects the present value, discounted at 9 percent, of projected future cash flows of domestic proved oil and gas reserves (such cash flows are adjusted to reflect the impact of hedges, our lenders’ commodity price forecasts, and, if necessary, to include only a portion of our reserves that are not proved developed producing reserves). Additionally, the ratio of debt to capitalization (defined as net worth plus debt) will not be permitted to be greater than 60%. We were in compliance with our debt covenant ratios as of December 31, 2013. Investment Grade Date means the first date on which our long-term senior unsecured debt ratings are BBB- or better by S&P or Baa3 or better by Moody’s (without negative outlook or negative watch), provided that the other of the two ratings is at least BB+ by S&P or Ba1 by Moody’s.
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
Letters of Credit
In addition to the Notes and Credit Facility Agreement, WPX has entered into three bilateral, uncommitted letter of credit (“LC”) agreements. These LC agreements provide WPX the ability to meet various contractual requirements and incorporate terms similar to those found in the Credit Facility Agreement. At December 31, 2013 a total of $361 million in letters of credit have been issued.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Apco
Apco had a loan agreement with a financial institution for a $10 million bank line of credit. As of December 31, 2013, Apco had borrowed $8 million under this banking agreement. Principal amounts will be repaid in installments through 2016. This debt agreement contains covenants that restrict or limit, among other things, our ability to create liens supporting indebtedness, purchase or sell assets outside the ordinary course of business, and incur additional debt.
Note 10. Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes from continuing operations includes:

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Provision (benefit):
Current:
Federal	$(29)	$48	$49
State	1	3	7
Foreign	18	14	10
	(10)	65	66
Deferred:
Federal	(608)	(162)	(139)
State	(51)	(13)	(1)
Foreign	14	(1)	—
	(645)	(176)	(140)
Total provision (benefit)	$(655)	$(111)	$(74)

Reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the realized provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2013	2012	2011
	(Millions)
Provision (benefit) at statutory rate	$(646)	$(120)	$(79)
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	(110)	(10)	(5)
State income change in valuation allowance (net of federal benefit)	80	3	—
Effective state income tax rate change (net of federal benefit)	(3)	—	9
Alternative minimum tax credits	—	11	—
Argentina capital tax (net of federal benefit)	10	—	—
Foreign operations	5	4	—
Other	9	1	1
Provision (benefit) for income taxes	$(655)	$(111)	$(74)

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	December 31,
	2013	2012
	(Millions)
Deferred tax liabilities:
Properties and equipment	$963	$1,652
Other, net	36	19
Total deferred tax liabilities	999	1,671
Deferred tax assets:
Accrued liabilities and other	176	176
Alternative minimum tax credits	76	99
Loss carryovers	89	31
Other	21	—
Total deferred tax assets	362	306
Less: valuation allowance	102	19
Total net deferred tax assets	260	287
Net deferred tax liabilities	$739	$1,384
Net cash refunds for domestic income taxes were $26 million in 2013 while net cash payments were $40 million and $10 million in 2012 and 2011, respectively. Additionally, payments made directly to foreign taxing authorities were $14 million, $11 million and $10 million in 2013, 2012 and 2011, respectively.
As of December 31, 2013, the Company has approximately $114 million of federal net operating loss ("NOL") carryovers which begin expiring after 2033, as well as approximately $825 million of state NOL carryovers, primarily in Pennsylvania, of which more than 90 percent expire after 2029.
Income (loss) from continuing operations before income taxes includes foreign income of $50 million, $52 million and $40 million in 2013, 2012 and 2011, respectively. This income is attributable to our 69 percent investment in Apco, a Cayman Islands corporation with operations in Argentina and Colombia. The statutory income tax rate in Argentina is 35 percent while the rate in Colombia is 25 percent with an additional 9 percent for certain items.
We have recorded valuation allowances against deferred tax assets attributable primarily to our operations in Pennsylvania and Apco's operations in Colombia. In determining whether to record a valuation allowance we assess available positive and negative evidence to evaluate whether it is more likely than not that we will realize the benefit of a deferred tax asset. We have historically generated NOLs in Pennsylvania where we file separately, plus they have an annual limitation that impacts our ability to use NOL carryovers to reduce future taxable income in Pennsylvania. Apco has historically generated NOLs from its Colombia operations. As a result of our assessment of available evidence, valuation allowances were recorded to reduce recognized tax assets, net of federal benefit, to an amount that will more likely than not be realized by the Company.
Undistributed earnings of Apco at December 31, 2013, excluding amounts related to Apco's equity investment in Petrolera Entre Lomas S.A. ("Petrolera") totaled approximately $76 million. No provision for deferred U.S. income taxes has been made for those undistributed earnings because it is our intent to reinvest Apco's earnings in its operation in Argentina and Colombia. U.S income taxes have been accrued as required by GAAP, however, to the extent book basis exceeds tax basis in Apco's equity investment in Petrolera.
In September 2013, the Argentine government enacted tax reform legislation related to dividends and capital gains which will apply to the Argentine operations of Apco. The new 10 percent dividend tax will be accrued by Apco when dividends are paid by its Argentine investments in future periods. The capital gains tax applies to the sale of Argentine securities by a non-Argentine resident, such as Apco, making such sales subject to an effective 13.5 percent tax on the gross proceeds. As a result, Apco recorded approximately $14 million of foreign deferred tax expense during third quarter 2013 for the excess book basis over tax basis in its equity investment in Petrolera, of which approximately $12 million relates to basis differences that occurred prior to 2013. This accrual was partially offset by approximately $4 million of U.S. deferred tax benefit recorded by WPX related to the additional Argentine tax.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Employee share-based compensation attributable to the exercise of stock options and vesting of restricted stock is deductible by us for tax purposes. To the extent these tax deductions exceed the previously accrued deferred tax benefit for these items the additional tax benefit is not recognized under GAAP until the deduction reduces current taxes payable. Since the additional tax benefit does not reduce our current taxes payable for 2013, these tax benefits are not included in the Company’s loss carryovers deferred tax asset. The additional tax benefit deductible for tax purposes but not included in our loss carryovers deferred tax asset as of December 31, 2013 totaled $7 million.
Through the effective date of the spin-off, December 31, 2011, the Company’s domestic operations were included in the consolidated and combined federal and state income tax returns for Williams, except for certain separate state filings. The income tax provision for 2011 has been calculated on a separate return basis for the Company and its consolidated subsidiaries, except for certain adjustments such as alternative minimum tax calculated at the consolidated level by Williams. Effective with the spin-off, Williams and the Company entered into a tax sharing agreement which governs the respective rights, responsibilities and obligations of each company, for tax periods prior to the spin-off.
In connection with the spin-off, alternative minimum tax credits were estimated and allocated between Williams and the Company effective December 31, 2011. This resulted in the allocation to the Company of a $98 million deferred tax asset with a corresponding increase to additional paid-in-capital. Subsequent to the spin-off, Williams notified the Company of certain corrections that resulted in $15 million of reductions in the alternative minimum tax credit allocated to the Company of which $11 million is a reduction of the benefit for income taxes in 2012.
Pursuant to our tax sharing agreement with Williams, we will remain responsible for the tax from audit adjustments related to our business for periods prior to the spin-off. During the third quarter of 2012, Williams finalized settlements with the IRS for 2009 and 2010. We were recently notified that the IRS has commenced an audit of Williams' 2011 consolidated tax filing. The statute of limitations for most states expires one year after expiration of the IRS statute. Income tax returns for Apco's operations in Argentina are open to audit for the 2006 to 2013 tax years.
The Company’s policy is to recognize related interest and penalties as a component of income tax expense. The amounts accrued for interest and penalties are insignificant.
As of December 31, 2013, the Company has no significant unrecognized tax benefits. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position associated with a domestic or international matter will result in a significant increase or decrease of an unrecognized tax benefit.
Note 11. Contingent Liabilities and Commitments
Royalty litigation
In September 2006, royalty interest owners in Garfield County, Colorado, filed a class action suit in District Court, Garfield County, Colorado, alleging we improperly calculated oil and gas royalty payments, failed to account for proceeds received from the sale of natural gas and extracted products, improperly charged certain expenses and failed to refund amounts withheld in excess of ad valorem tax obligations. Plaintiffs sought to certify a class of royalty interest owners, recover underpayment of royalties and obtain corrected payments related to calculation errors. We entered into a final partial settlement agreement. The partial settlement agreement defined the class for certification, resolved claims relating to past calculation of royalty and overriding royalty payments, established certain rules to govern future royalty and overriding royalty payments, resolved claims related to past withholding for ad valorem tax payments, established a procedure for refunds of any such excess withholding in the future, and reserved two claims for court resolution. We have prevailed at the trial court and all levels of appeal on the first reserved claim regarding whether we are allowed to deduct mainline pipeline transportation costs pursuant to certain lease agreements. The remaining claim related to the issue of whether we are required to have proportionately increased the value of natural gas by transporting that gas on mainline transmission lines and, if required, whether we did so and are entitled to deduct a proportionate share of transportation costs in calculating royalty payments. Plaintiffs had claimed damages of approximately $20 million plus interest for the period from July 2000 to July 2008. The court issued pretrial orders finding that we do bear the burden of demonstrating enhancement of the value of gas in order to deduct transportation costs and that the enhancement test must be applied on a monthly basis in order to determine the reasonableness of post-production transportation costs. Trial occurred in December 2013 on the issue of whether we have met that burden. Following that trial, the court issued its order rejecting plaintiffs' proposed standard and accepting our position as to the methodology to use in determining the standard by which our activity should be judged. We are in the process of conducting an accounting under that standard. However, we continue to believe our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and Colorado law.
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The guidelines for New Mexico properties were revised slightly in September 2013 as a result of additional work performed by the ONRR. The revisions did not change the basic function of the original guidance. The ONRR's guidance provides its view as to how much of a producer's bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in other states though such guidelines are expected in the future. However, the timing of any such guidance is uncertain and, independent of the issuance of additional guidance, ONRR asked producers to attempt to evaluate the deductibility of these fees directly with the midstream companies that transport and process gas. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments, and the effect could be material to our results of operations. Interpretive guidelines on the applicability of certain deductions in the calculation of federal royalties are extremely complex and may vary based upon the ONRR's assessment of the configuration of processing, treating and transportation operations supporting each federal lease. Correspondence in 2009 with the ONRR's predecessor did not take issue with our calculation regarding the Piceance Basin assumptions, which we believe have been consistent with the requirements. From January 2007 through December 2013, our deductions used in the calculation of the royalty payments in states other than New Mexico associated with conventional gas production total approximately $106 million.
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
In the other cases, on July 18, 2011, the Nevada district court granted our joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the FERC exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit issued its opinion on the Western States Antitrust Litigation.  The panel held that the Natural Gas Act does not preempt the plaintiffs' state antitrust claims, reversing the summary judgment entered in favor of the defendants.  The panel further held that the district court did not abuse its discretion in denying the plaintiffs' motions for leave to amend complaints. Defendants' filed a petition for writ of certiorari with the U.S. Supreme Court. Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposures at this time.
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
At December 31, 2013, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we have agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of December 31, 2013 and December 31, 2012, the Company had accrued approximately $16 million and $18 million, respectively, for loss contingencies associated with royalty litigation and other contingencies. In 2013, we accrued and settled certain royalty litigation matters for approximately $8 million. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Commitments
As part of managing our commodity price risk, we utilize contracted pipeline capacity to move our natural gas production and third party gas purchases to other locations in an attempt to obtain more favorable pricing differentials. Our commitments under these contracts as of December 31, 2013 are as follows:

(Millions)
2014	$224
2015	219
2016	197
2017	178
2018	167
Thereafter	578

Total	$1,563
We also have certain commitments (including commitments to an equity investee), primarily for natural gas gathering and treating services and well completion services, which total $389 million over approximately six years.
We hold a long-term obligation to deliver on a firm basis 200,000 MMBtu per day of natural gas to a buyer at the White River Hub (Greasewood-Meeker, Colorado), which is the major market hub exiting the Piceance Basin. This obligation expires in November 2014.
In connection with a gathering agreement entered into by Williams Partners with a third party in December 2010, we concurrently agreed to buy up to 200,000 MMBtu per day of natural gas at Transco Station 515 (Marcellus Shale) at market prices from the same third party. Purchases under the 12-year contract began in the first quarter of 2012. We expect to sell this natural gas in the open market and may utilize available transportation capacity to facilitate the sales.
Future minimum annual rentals under noncancelable operating leases as of December 31, 2013, are payable as follows:

(Millions)
2014	$58
2015	50
2016	29
2017	8
2018	7
Thereafter	22

Total	$174
Total rent expense, excluding amounts capitalized, was $27 million, $20 million and $12 million in 2013, 2012 and 2011, respectively. Rent charges incurred for drilling rig rentals are capitalized under the successful efforts method of accounting; however, charges for rig release penalties or long term standby charges are expensed as incurred.
Note 12. Employee Benefit Plans
Subsequent to spin-off
On January 1, 2012, several new plans became effective for us including a defined contribution plan. WPX matches dollar-for-dollar up to the first 6 percent of eligible pay per period. Employees also receive a non-matching annual employer contribution of equal to 8 percent of eligible pay if they are age 40 or older and 6 percent of eligible pay if they are under age 40. Total contributions to this plan were $16 million and $6 million for 2013 and 2012, respectively. Approximately $11 million and $10 million were included in accrued and other current liabilities at December 31, 2013 and December 31, 2012, respectively, related to the non-matching annual employer contribution.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Prior to spin-off
Through the spin-off date, certain benefit costs associated with direct employees who supported our operations were determined based on a specific employee basis and were charged to us by Williams as described below. These pension and post retirement benefit costs included amounts associated with vested participants who are no longer employees. As described in Note 3, Williams also charged us for the allocated cost of certain indirect employees of Williams who provided general and administrative services on our behalf. Williams included an allocation of the benefit costs associated with these Williams employees based upon Williams’ determined benefit rate, not necessarily specific to the employees providing general and administrative services on our behalf. As a result, the information described below is limited to amounts associated with the direct employees that supported our operations.
For the periods presented, we were not the plan sponsor for these plans. Accordingly, our Consolidated Balance Sheets do not reflect any assets or liabilities related to these plans.
Pension plans
Williams is the sponsor of noncontributory defined benefit pension plans that provide pension benefits for its eligible employees. Pension expense charged to us by Williams for 2011 totaled $8 million.
Other postretirement benefits
Williams is the sponsor of subsidized retiree medical and life insurance benefit plans (“other postretirement benefits”) that provide benefits to certain eligible participants, generally including employees hired on or before December 31, 1991, and other miscellaneous defined participant groups. Other postretirement benefit expense charged to us by Williams for 2011 totaled less than $1 million.
Defined contribution plan
Williams also is the sponsor of a defined contribution plan that provides benefits to certain eligible participants and charged us compensation expense of $4 million in 2011 for Williams’ matching contributions to this plan.
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
The ESPP allows domestic employees the option to purchase WPX common stock at a 15 percent discount through after-tax payroll deductions. The purchase price of the stock is the lower of either the first or last day of the biannual offering periods, followed with the 15 percent discount. The maximum number of shares that shall be made available under the purchase plan is 1 million shares, subject to adjustment for stock splits and similar events. The first offering under the ESPP commenced on March 1, 2012 and ended on June 30, 2012. Subsequent offering periods are from January through June and from July through December. Employees purchased 117 thousand shares at an average price of $14.33 per share during 2013.
The Williams Companies, Inc. Incentive Plan
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
Through the date of spin-off, we were charged by Williams for stock-based compensation expense related to our direct employees. Williams also charged us for the allocated costs of certain indirect employees of Williams (including stock-based compensation) who provided general and administrative services on our behalf. However, information included in this note is

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

limited to stock-based compensation associated with the direct employees for 2011. See Note 3 for total costs charged to us by Williams.
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
Restricted stock units are generally valued at fair value on the grant date and generally vest over three years . Restricted stock unit compensation cost, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.
Total stock-based compensation expense (including amount charged to us by Williams) reflected in general and administrative expense for the years ended December 31, 2013, 2012 and 2011 was $31 million, $28 million and $18 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2013 was $41 million. This amount is comprised of $1 million related to stock options and $40 million related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 2.0 years.
Stock Options
The following summary reflects stock option activity and related information for the year ended December 31, 2013.

	WPX Plan
Stock Options	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(Millions)		(Millions)
Outstanding at December 31, 2012(a)	4.1	$12.68	$14
Granted	0.4	$14.41
Exercised	(0.4)	$8.86
Forfeited	—	$16.46
Expired	—	$19.26
Outstanding at December 31, 2013(a)	4.1	$13.27	$29
Exercisable at December 31, 2013	3.2	$12.62	$25
__________

(a)
Includes approximately 344 thousand shares held by Williams’ employees at a weighted average price of $9.24 per share at December 31, 2013 and 598 thousand shares held by Williams' employees at a weighted average price of $8.48 per share at December 31, 2012.

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $5 million, $5 million and $7 million, respectively.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following summary provides additional information about stock options that are outstanding and exercisable at December 31, 2013.

	WPX Plan
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
	(Millions)		(Years)	(Millions)		(Years)
$5.50 to $6.02	0.8	$5.95	4.5	0.8	$5.95	4.5
$9.08 to $11.75	0.9	$11.34	4.3	0.9	$11.34	4.3
$12.00 to $15.67	1.1	$14.45	5.4	0.7	$14.47	2.9
$16.46 to $20.97	1.3	$18.17	6.4	0.8	$18.48	5.9
Total	4.1	$13.27	5.3	3.2	$12.62	4.5
The estimated fair value at date of grant of options for our common stock and date of conversion for WPX awards in each respective year, using the Black-Scholes option pricing model, is as follows:

	WPX Plan
	2013	2012	2011
Weighted-average grant date fair value of options granted	$6.04	$7.79	$—
Weighted-average conversion date fair value options granted			$8.48
Weighted-average assumptions:
Dividend yield	—	—	—
Volatility	42.8%	43.8%	45.0%
Risk-free interest rate	1.06%	1.17%	0.38%
Expected life (years)	6.0	6.0	2.8
For 2013 and 2012, we determined that the Williams stock option grant data was not relevant for valuing WPX options; therefore the Company used the SEC simplified method. The expected volatility is based primarily on the historical volatility of comparable peer group stocks. The risk free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life is assumed based on the SEC simplified method.
For 2011, the weighted average fair value is a component of the intrinsic value calculation at spin-off. The expected volatility yield is based on the historical volatility of comparable peer group stocks. The risk free interest rate is based on the U.S. Treasury Constant Maturity rates as of the modification date. The expected life of the options is based over the remaining option term.
Cash received from stock option exercises was $4 million and $2 million during 2013 and 2012, respectively.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Nonvested Restricted Stock Units
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2013.

	WPX Plan
Restricted Stock Units	Shares	Weighted- Average Fair Value(a)
	(Millions)
Nonvested at December 31, 2012	4.8	$16.45
Granted	2.2	$14.97
Forfeited	(0.2)	$16.61
Vested	(1.6)	$11.27
Nonvested at December 31, 2013	5.2	$16.97
__________

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

Other restricted stock unit information

	WPX Plan		Williams Plan
	2013	2012	2011
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$14.97	$17.35	$27.74
Total fair value of restricted stock units vested during the year (millions)	$18	$14	$10
Performance-based shares granted represent 17 percent of nonvested restricted stock units outstanding at December 31, 2013. These grants may be earned at the end of a three-year period based on actual performance against a performance target. Expense associated with these performance-based grants is recognized in periods after performance targets are established. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.
Note 14. Stockholders’ Equity
Common Stock
Each share of our common stock entitles its holder to one vote in the election of each director. No share of our common stock affords any cumulative voting rights. Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. No dividends were declared or paid for 2013, 2012 or 2011. No shares of common stock are subject to redemption or have preemptive rights to purchase additional shares of our common stock or other securities.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

•
Level 2—Inputs are other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. Our Level 2 measurements primarily consist of over-the-counter (“OTC”) instruments such as forwards, swaps, and options. These options, which hedge future sales of production, are structured as costless collars or swaptions and are financially settled. They are valued using an industry standard Black-Scholes option pricing model. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings.

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
The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, and margin deposits and customer margin deposits payable approximate fair value due to the nature of the instrument and/or the short-term maturity of these instruments.

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(Millions)				(Millions)
Energy derivative assets	$30	$26	$1	$57	$20	$38	$2	$60
Energy derivative liabilities	$83	$38	$1	$122	$11	$1	$3	$15
Total debt(a)	$—	$1,945	$—	$1,945	$—	$1,617	$—	$1,617
__________

(a)	The carrying value of total debt, excluding capital leases, was $1,918 million and $1,508 million as of December 31, 2013 and 2012, respectively.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Forward, swap, and option contracts included in Level 2 are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of our production, are structured as costless collars or as swaptions and are financially settled. All of our financial options are valued using an industry standard Black-Scholes option pricing model. In connection with several natural gas and crude oil swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the natural gas and crude oil swaps. These swaptions grant the counterparty the option to enter into future swaps with us. Significant inputs into our Level 2 valuations include commodity prices, implied volatility, and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.
Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short with more than 99 percent of the net fair value of our derivatives portfolio expiring in the next 24 months. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at December 31, 2013, consist primarily of natural gas index transactions that are used to manage our physical requirements.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the years ended December 31, 2013 or 2012. During the period ended March 31, 2011, certain NGL swaps that originated during the first quarter of 2011 were transferred from Level 3 to Level 2. Prior to March 31, 2011, these swaps were considered Level 3 due to a lack of observable third-party market quotes. Due to an increase in exchange-traded transactions and greater visibility from OTC trading, we transferred these instruments to Level 2.
The following table presents a reconciliation of changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.

	Years ended December 31,
	2013 Net Energy Derivatives	2012 Net Energy Derivatives	2011 Net Energy Derivatives
	(Millions)
Beginning balance	$(1)	$1	$1
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	(2)	3	15
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, and settlements	3	(5)	(12)
Transfers out of Level 3	—	—	(3)
Ending balance	$—	$(1)	$1
Unrealized gains included in income (loss) from continuing operations relating to instruments still held at December 31	$(1)	$(1)	$1

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues in our Consolidated Statements of Operations.
For the year ending December 31, 2011, the entire $12 million reduction to level 3 fair value measurements are settlements.
As previously noted, we evaluate our long-lived assets for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. On several occasions in the past three years, we considered the significant declines in forward natural gas and NGL prices as compared to the previous respective period’s forward prices to be indicators of a potential impairment. As a result, we assessed the carrying value of our natural gas-producing properties and costs of acquired unproved reserves for impairments as of the dates of those declines. Our assessments utilized estimates of future cash flows, including in some instances potential disposition proceeds. Significant judgments and assumptions in these assessments include estimates of proved, probable and possible reserve quantities, estimates of future natural gas prices using a forward NYMEX curve adjusted for locational basis differentials, future natural gas liquids prices, expectation for market participant drilling plans, expected capital costs and an applicable discount rate commensurate with the risk of the underlying cash flow estimates. In each of the three years ended December 31, 2013, our assessments identified certain properties with a carrying value in excess of their calculated fair values and as a result, we recorded impairment charges. The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Total losses for the years ended December 31,
	2013		2012		2011
	(Millions)
Impairments:
Producing properties and costs of acquired unproved reserves (Note 6)	1,055	(a)	225	(b)	367	(c)
Unproved leasehold	317	(a)	—		—
Equity method investment (Note 4)	20		—		—
	$1,392		$225		$367
__________

(a)
As a result of our impairment assessment in 2013, we recorded the following significant impairment charges for which the fair value measured for these properties at December 31, 2013 was estimated to be approximately $365 million

•
$792 million impairment charge related to natural gas producing properties and an equity method investment in the Appalachian Basin. Significant assumptions in valuing these properties included proved reserves quantities of more than 299 billion cubic feet of gas equivalent, forward weighted average prices averaging approximately $3.60 per Mcfe for natural gas (adjusted for locational differences), and an after-tax discount rate of 11 percent.

•
$317 million impairment charge on our unproved leasehold acreage in the Appalachian Basin as a result of the impairment of the producing properties. Significant assumptions included estimates of the value per acre based on our recent transactions and those transactions observed in the market.

•
$107 million impairment charge related to natural gas producing properties in the Powder River Basin. Significant assumptions in valuing these properties included proved reserves quantities of more than 294 billion cubic feet of gas equivalent, forward weighted average prices averaging approximately $3.53 per Mcfe for natural gas (adjusted for locational differences), and an after-tax discount rate of 11 percent.

•
$88 million impairment charge related to acquired unproved reserves in the Piceance Basin. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, expectation for market participant drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 13 percent and 15 percent for probable and possible reserves, respectively.

•
$85 million impairment charge related to acquired unproved reserves in the Powder River Basin. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, expectation for market participant drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 15 percent and 18 percent for probable and possible reserves, respectively.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

(b)
As a result of our impairment assessments in 2012, we recorded the following significant impairment charges for which the fair value measured for these properties at December 31, 2012 was estimated to be approximately $351 million.

•
$102 million and $75 million of impairment charges related to acquired unproved reserves in the Powder River Basin and Piceance Basin, respectively. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, expectation for market participant drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 13 percent and 15 percent for probable and possible reserves, respectively.

•
$48 million impairment charge related to natural gas-producing properties in the Green River Basin. Significant assumptions in valuing these properties included proved reserves quantities of more than 29 billion cubic feet of gas equivalent, forward weighted average prices averaging approximately $5.87 per Mcfe for natural gas (adjusted for locational differences), natural gas liquids and oil, and an after-tax discount rate of 11 percent.

(c)
As a result of our impairment assessments in 2011, we recorded the following significant impairment charges for which the fair value measured for these properties at December 31, 2011, was estimated to be approximately $546 million.

•
$276 million impairment charge related to natural gas-producing properties in the Powder River Basin. Significant assumptions in valuing these properties included proved reserves quantities of more than 352 billion cubic feet of gas equivalent, forward weighted average prices averaging approximately $3.81 per Mcfe for natural gas (adjusted for locational differences), natural gas liquids and oil, and an after-tax discount rate of 11 percent.

•
$91 million impairment charge related to acquired unproved reserves in the Powder River Basin. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, expectation for market participant drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 13 percent and 15 percent for probable and possible reserves, respectively.

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
The following table sets forth the derivative notional volumes that are economic hedges of production volumes as well as notional volumes of the net long (short) positions of derivatives primarily related to storage and transportation contracts, both which are included in our commodity derivatives portfolio as of December 31, 2013.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Derivatives related to production

Commodity	Period	Contract Type(a)	Location	Notional Volume(b)	Weighted Average Price(c)
Crude Oil	2014	Fixed Price Swaps	WTI	(13,243)	$94.82
Crude Oil	2014	Basis Swaps	Brent	(4,463)	$9.64
Natural Gas	2014	Fixed Price Swaps	Henry Hub	(315)	$4.19
Natural Gas	2014	Swaptions	Henry Hub	(50)	$4.24
Natural Gas	2014	Costless Collars	Henry Hub	(165)	$ 4.01 - 4.64
Natural Gas	2014	Basis Swaps	Northeast	(23)	$0.09
Natural Gas	2014	Basis Swaps	MidCon	(39)	$(0.18)
Natural Gas	2014	Basis Swaps	Rockies	(78)	$(0.18)
Natural Gas	2014	Basis Swaps	West	(27)	$0.08
NGL - Ethane	2014	Fixed Price Swaps	Mont Belvieu	(986)	$0.28
NGL - Natural Gasoline	2014	Fixed Price Swaps	Mont Belvieu	(822)	$2.05
Crude Oil	2015	Swaptions	WTI	(1,750)	$98.54
Natural Gas	2015	Fixed Price Swaps	Henry Hub	(35)	$4.38
Natural Gas	2015	Swaptions	Henry Hub	(35)	$4.38

Derivatives primarily related to storage and transportation

Commodity	Period	Contract Type(d)	Location(e)	Notional Volume(b)	Weighted Average Price(f)
Natural Gas	2014	Fixed Price Swaps	Multiple	(11)	—
Natural Gas	2014	Basis Swaps	Multiple	(31)	—
Natural Gas	2014	Index	Multiple	(107)	—
Natural Gas Liquids	2014	Fixed Price Swaps	Multiple	(822)	—
Natural Gas	2015	Basis Swaps	Multiple	(6)	—
Natural Gas	2015	Index	Multiple	(43)	—
Natural Gas	2016	Index	Multiple	2	—
Natural Gas	2017	Index	Multiple	2	—
__________

(a)
Derivatives related to crude oil production are business day average swaps, basis swaps, and swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, swaptions and costless collars. The derivatives related to natural gas liquids are fixed price swaps. In connection with several natural gas and crude oil swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the natural gas and crude oil swaps. These swaptions grant the counterparty the option to enter into future swaps with us.

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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions.

	December 31,
	2013		2012
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Derivatives related to production designated as hedging instruments	$—	$—	$5	$—
Not designated as hedging instruments:
Derivatives related to production not designated as hedging instruments	26	39	33	—
Derivatives related to physical marketing agreements not designated as hedging instruments	31	83	20	13
Legacy natural gas contracts from former power business	—	—	2	2
Total derivatives not designated as hedging instruments	57	122	55	15
Total derivatives	$57	$122	$60	$15

The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in accumulated other comprehensive income (“AOCI”) or revenues.

	Years Ended December 31,		Classification
	2013	2012
	(Millions)
Net gain recognized in other comprehensive income (loss) (effective portion)	$—	$90	AOCI
Net gain reclassified from accumulated other comprehensive income (loss) into income (effective portion)(a)	$5	$434	Revenues
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Cash Collateral Posted(Received)	Net Amount
December 31, 2013	(Millions)
Derivative assets with right of offset or master netting agreements	$57	$(50)	$—	$7
Derivative liabilities with right of offset or master netting agreements	$(122)	$50	$52	$(20)

December 31, 2012
Derivative assets with right of offset or master netting agreements	$60	$(10)	$(2)	$48
Derivative liabilities with right of offset or master netting agreements	$(15)	$10	$—	$(5)
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
As of December 31, 2013, we had collateral totaling $71 million posted to derivative counterparties, which includes $19 million of initial margin to clearinghouses or exchanges to enter into positions and $52 million of maintenance margin for changes in fair value of those positions, to support the aggregate fair value of our net $72 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. At December 31, 2012, we had collateral totaling $2 million posted to derivative counterparties to support the aggregate fair value of our net $5 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which included a reduction of less than $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $20 million and $3 million at December 31, 2013 and December 31, 2012, respectively.
Cash flow hedges
Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. During the first quarter of 2012, approximately $15 million of unrealized gains were recognized into earnings in 2012 for hedge transactions where the underlying transactions were no longer probable of occurring due to the sale of our Barnett Shale properties. The $15 million gain is included in net gains (losses) on derivatives not designated as hedges on the Consolidated Statements of Operations for 2012, as are second-quarter 2012 changes in forward mark to market value. As of December 31, 2012, we had hedged portions of future cash flows associated with anticipated energy commodity sales for three months. Based on recorded values at December 31, 2012, $3 million of net gains (net of income tax provision of $2 million) were reclassified into earnings in the first quarter of 2013. These recorded values are based on market prices of the commodities as of December 31, 2012. Actual

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

gains or losses realized in the first quarter of 2013 matched these values. These gains substantially offset net losses that were realized in earnings from previous unfavorable market movements associated with underlying hedged transactions.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.
Accounts receivable
The following table summarizes concentration of receivables, net of allowances, by product or service as of December 31:

	2013	2012
	(Millions)
Receivables by product or service:
Sale of natural gas and related products and services	$339	$289
Joint interest owners	186	138
Other	11	16
Total	$536	$443
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
The gross and net credit exposure from our derivative contracts as of December 31, 2013, is summarized as follows:

Counterparty Type	Gross Investment Grade(a)	Gross Total	Net Investment Grade(a)	Net Total
	(Millions)
Financial institutions	57	57	7	7
Credit reserves		—		—
Credit exposure from derivatives		$57		$7
__________

(a)
We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

Our three largest net counterparty positions represent approximately 89 percent of our net credit exposure from derivatives and are all with investment grade counterparties. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Other
At December 31, 2013, we held collateral support of approximately $55 million, either in the form of cash or letters of credit, related to our gas management sale agreements.
Revenues
During 2013, 2012, and 2011, BP Energy Company, a domestic segment customer, accounted for 15 percent, 10 percent and 11 percent of our consolidated revenues, respectively. During 2013, Southern California Gas Company accounted for 11 percent of our consolidated revenues. Williams accounted for 8 percent and 12 percent of our consolidated revenue for 2013 and 2012 respectively. Prior to 2012, Williams was considered an affiliate of WPX. See Note 3 for revenue related to Williams for 2011. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2013	Domestic	International	Total
		(Millions)
Total revenues	$2,609	$152	$2,761
Costs and expenses:
Lease and facility operating	$271	$37	$308
Gathering, processing and transportation	430	3	433
Taxes other than income	117	24	141
Gas management, including charges for unutilized pipeline capacity	931	—	931
Exploration	424	7	431
Depreciation, depletion and amortization	906	34	940
Impairment of producing properties and costs of acquired unproved reserves	1,052	3	1,055
Gain on sale of Powder River Basin deep rights leasehold	(36)	—	(36)
General and administrative	275	14	289
Other—net	17	—	17
Total costs and expenses	$4,387	$122	$4,509
Operating income (loss)	$(1,778)	$30	$(1,748)
Interest expense	(108)	—	(108)
Interest capitalized	5	—	5
Investment income, impairment of equity method investment and other	(16)	21	5
Income (loss) from continuing operations before income taxes	$(1,897)	$51	$(1,846)
Other financial information:
Net capital expenditures	$1,103	$51	$1,154
Total assets	$8,046	$383	$8,429
Long—lived assets	$12,346	$485	$12,831

For the year ended December 31, 2012
Total revenues	$3,052	$137	$3,189
Costs and expenses:
Lease and facility operating	$251	$32	$283
Gathering, processing and transportation	504	2	506
Taxes other than income	87	24	111
Gas management, including charges for unutilized pipeline capacity	996	—	996
Exploration	72	11	83
Depreciation, depletion and amortization	939	27	966
Impairment of producing properties and costs of acquired unproved reserves	225	—	225
General and administrative	273	14	287
Other—net	12	—	12
Total costs and expenses	$3,359	$110	$3,469
Operating income (loss)	$(307)	$27	$(280)
Interest expense	(102)	—	(102)
Interest capitalized	8	—	8
Investment income and other	3	27	30
Income (loss) from continuing operations before income taxes	$(398)	$54	$(344)
Other financial information:
Net capital expenditures	$1,463	$58	$1,521
Total assets	$9,113	$343	$9,456
Long-lived assets	$13,056	$428	$13,484

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2011	Domestic	International	Total
		(Millions)
Total revenues	$3,772	$110	$3,882
Costs and expenses:
Lease and facility operating	$235	$27	$262
Gathering, processing and transportation	487	—	487
Taxes other than income	113	21	134
Gas management, including charges for unutilized pipeline capacity	1,471	—	1,471
Exploration	123	3	126
Depreciation, depletion and amortization	880	22	902
Impairment of producing properties and costs of acquired unproved reserves	367	—	367
General and administrative	263	12	275
Other—net	(3)	3	—
Total costs and expenses	$3,936	$88	$4,024
Operating income (loss)	$(164)	$22	$(142)
Interest expense	(117)	—	(117)
Interest capitalized	9	—	9
Investment income and other	6	20	26
Income (loss) from continuing operations before income taxes	$(266)	$42	$(224)
Other financial information:
Net capital expenditures	$1,531	$41	$1,572
Total assets	$10,144	$288	$10,432
Long—lived assets	$11,969	$354	$12,323

WPX Energy, Inc.
QUARTERLY FINANCIAL DATA
(Unaudited)
Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-share amounts)
2013
Revenues	$631	$815	$658	$657
Operating costs and expenses	710	689	687	1,098
Income (loss) from continuing operations	(113)	22	(116)	(984)
Net income (loss)	(113)	22	(116)	(984)
Amounts attributable to WPX Energy, Inc.:
Net income (loss)	(116)	18	(114)	(973)
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.58)	$0.09	$(0.57)	$(4.85)
2012
Revenues	$910	$775	$677	$827
Operating costs and expenses	834	673	680	758
Income (loss) from continuing operations	(38)	(29)	(63)	(103)
Net income (loss)	(40)	(6)	(61)	(104)
Amounts attributable to WPX Energy, Inc.:
Net income (loss)	(43)	(10)	(64)	(106)
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.21)	$(0.17)	$(0.33)	$(0.53)
The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to rounding.
Net loss for fourth-quarter 2013 includes the following pre-tax items:

•	$1,373 million of impairments of costs of producing properties, acquired unproved reserves, leasehold and equity method investment (see Note 4 and Note 6).

•	$36 million gain on the sale of deep rights in the Powder River Basin.

•	$9 million buyout of a transportation agreement.
Net loss for third-quarter 2013 includes the following pre-tax items:

•	$19 million of impairments of costs of acquired unproved reserves in the Kokopelli area of the Piceance Basin (see Note 6).

•	$7 million accrual for litigation.
Net loss for fourth-quarter 2012 includes the following pre-tax items:

•	$108 million of impairments of producing properties and costs of acquired unproved reserves (see Note 6).
Net loss for second-quarter 2012 includes the following pre-tax items:

•	$65 million of impairments of costs of acquired unproved reserves in the Powder River Basin (see Note 6).

•	Gain on sale of Barnett and Arkoma properties.
Net loss for first-quarter 2012 includes the following pre-tax items:

•	$52 million of impairments of costs of acquired unproved reserves primarily in the Powder River Basin (see Note 6).

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
(Unaudited)

We have significant oil and gas producing activities primarily in the Piceance and San Juan Basins in the Rocky Mountain region, the Williston Basin in North Dakota and the Appalachian Basin in Pennsylvania, all of which are located in the United States. Additionally, we have international oil and gas producing activities, primarily in Argentina. The following information excludes our gas management activities.
With the exception of Capitalized Costs and the Results of Operations for all years presented, the following information includes information, through the date of sale in 2012, for the holdings in the Barnett Shale and Arkoma Basin which have been reported as discontinued operations in our consolidated financial statements. These operations represented less than five percent of our total domestic and international proved reserves in 2011.
Capitalized Costs

	As of December 31, 2013
	Domestic	International	Consolidated Total	Entity’s share of equity method investee
	(Millions)
Proved Properties	$11,349	$350	$11,699	$330
Unproved properties	414	9	423	2
	11,763	359	12,122	332
Accumulated depreciation, depletion and amortization and valuation provisions	(5,070)	(194)	(5,264)	(195)
Net capitalized costs	$6,693	$165	$6,858	$137

	As of December 31, 2012
	Domestic	International	Consolidated Total	Entity’s share of equity method investee
	(Millions)
Proved Properties	$11,295	$310	$11,605	$292
Unproved properties	1,153	9	1,162	1
	12,448	319	12,767	293
Accumulated depreciation, depletion and amortization and valuation provisions	(4,612)	(161)	(4,773)	(181)
Net capitalized costs	$7,836	$158	$7,994	$112

•	Excluded from capitalized costs are equipment and facilities in support of oil and gas production of $329 million and $365 million, net, for 2013 and 2012, respectively.

•	Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells including uncompleted development well costs and successful exploratory wells.

•	Unproved properties consist primarily of unproved leasehold costs and costs for acquired unproved reserves.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

Cost Incurred

	Domestic	International	Entity’s share of equity method investee
	(Millions)
For the Year Ended December 31, 2013
Acquisition	$57	$—	$—
Exploration	104	16	3
Development	939	36	34
	$1,100	$52	$37
For the Year Ended December 31, 2012
Acquisition	$111	$—	$—
Exploration	23	31	5
Development	1,130	35	35
	$1,264	$66	$40
For the Year Ended December 31, 2011
Acquisition	$45	$—	$—
Exploration	31	20	8
Development	1,461	24	26
	$1,537	$44	$34

•	Costs incurred include capitalized and expensed items.

•
Acquisition costs are as follows: The 2013 and 2012 costs are primarily for undeveloped leasehold in exploratory areas targeting oil reserves. The 2011 costs are primarily for additional leasehold in the Appalachian Basin.

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

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

Results of Operations

	Domestic	International	Total
	(Millions)
For the Year Ended December 31, 2013
Revenues:
Natural gas sales	$1,074	$19	$1,093
Oil and condensate sales	534	115	649
Natural gas liquid sales	228	2	230
Net gain (loss) on derivatives not designated as hedges	(57)	—	(57)
Other revenues	6	16	22
Total revenues	1,785	152	1,937
Costs:
Lease and facility operating	271	37	308
Gathering, processing and transportation	430	3	433
Taxes other than income	117	24	141
Exploration	424	7	431
Depreciation, depletion and amortization	906	34	940
Impairment of certain natural gas properties primarily in the Appalachian and Powder River Basins	899	3	902
Impairment of costs of acquired unproved reserves	153	—	153
Gain on sale of Powder River deep rights leasehold	(36)	—	(36)
General and administrative	268	14	282
Other (income) expense	17	—	17
Total costs	3,449	122	3,571
Results of operations	(1,664)	30	(1,634)
Provision (benefit) for income taxes	(621)	11	(610)
Exploration and production net income (loss)	$(1,043)	$19	$(1,024)

	Domestic	International	Total
	(Millions)
For the Year Ended December 31, 2012
Revenues:
Natural gas sales	$1,346	$18	$1,364
Oil and condensate sales	376	115	491
Natural gas liquid sales	296	3	299
Net gain on derivatives not designated as hedges	66	—	66
Other revenues	7	1	8
Total revenues	2,091	137	2,228
Costs:
Lease and facility operating	251	32	283
Gathering, processing and transportation	504	2	506
Taxes other than income	87	24	111
Exploration	72	11	83
Depreciation, depletion and amortization	939	27	966
Impairment of certain natural gas properties in the Green River Basin	48	—	48
Impairment of costs of acquired unproved reserves	177	—	177
General and administrative	267	14	281
Other (income) expense	14	—	14
Total costs	2,359	110	2,469
Results of operations	(268)	27	(241)
Provision (benefit) for income taxes	(98)	10	(88)
Exploration and production net income (loss)	$(170)	$17	$(153)

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

	Domestic	International	Total
	(Millions)
For the Year Ended December 31, 2011
Revenues:
Natural gas sales	$1,678	$16	$1,694
Oil and condensate sales	226	86	312
Natural gas liquid sales	404	4	408
Other revenues	7	4	11
Total revenues	2,315	110	2,425
Costs:
Lease and facility operating	235	27	262
Gathering, processing and transportation	487	—	487
Taxes other than income	113	21	134
Exploration	123	3	126
Depreciation, depletion and amortization	880	22	902
Impairment of certain natural gas properties in the Powder River Basin	276	—	276
Impairment of costs of acquired unproved reserves	91	—	91
General and administrative	246	12	258
Other (income) expense	(3)	3	—
Total costs	2,448	88	2,536
Results of operations	(133)	22	(111)
Provision (benefit) for income taxes	(49)	8	(41)
Exploration and production net income (loss)	$(84)	$14	$(70)

•
Amounts for all years exclude the equity earnings (losses) from our equity method investees. Net equity earnings (losses) from these investees were $23 million, $30 million and $24 million in 2013, 2012 and 2011, respectively.

•	Natural gas revenues consist of natural gas production sold and includes realized gains (losses) of derivatives that were designated as cash flow hedges in 2012 and 2011.

•
For derivative instruments that were entered into after January 1, 2012, we did not designate those as cash flow hedges. Any gain (loss) related to these derivatives is included in net gain on derivatives not designated as hedges.

•	Other revenues consist of activities that are an indirect part of the producing activities.

•
Exploration expenses include the costs of geological and geophysical activity, drilling and equipping exploratory wells determined to be dry holes and the cost of retaining undeveloped leaseholds including lease amortization and impairments. Additionally, exploration costs in 2013 include a $317 million impairment to estimated fair value of unproved leasehold costs in the Appalachia Basin.

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
The following is a summary of and changes in our domestic and international proved reserves. Our international reserves are primarily attributable to a consolidated subsidiary (Apco) in which there is a 31 percent noncontrolling interest. The Entity’s share of equity method investee represents Apco’s 40.8 percent interest in reserves of Petrolera Entre Lomas S.A.

	Natural Gas (Bcf)
	Domestic	International	Entity’s share of equity method investee	Combined
Proved reserves at December 31, 2010	3,914.2	74.3	48.2	4,036.7
Revisions	(279.4)	0.2	(4.0)	(283.2)
Purchases	8.0	—	—	8.0
Divestitures	(12.8)	—	—	(12.8)
Extensions and discoveries	769.7	9.6	11.5	790.8
Production	(416.8)	(9.1)	(4.7)	(430.6)
Proved reserves at December 31, 2011	3,982.9	75.0	51.0	4,108.9
Revisions	(404.8)	(18.0)	(18.5)	(441.3)
Purchases	5.8	—	—	5.8
Divestitures	(217.0)	—	—	(217.0)
Extensions and discoveries	409.2	5.7	7.4	422.3
Production	(407.0)	(8.6)	(4.4)	(420.0)
Proved reserves at December 31, 2012	3,369.1	54.1	35.5	3,458.7
Revisions	308.3	(1.7)	(3.1)	303.5
Divestitures	(0.2)	—	—	(0.2)
Extensions and discoveries	312.0	18.5	0.9	331.4
Production	(359.4)	(7.1)	(3.3)	(369.8)
Proved reserves at December 31, 2013	3,629.8	63.8	30.0	3,723.6

Proved developed reserves:
December 31, 2011	2,497.3	48.4	28.5	2,574.2
December 31, 2012	2,170.7	36.5	20.8	2,228.0
December 31, 2013	2,265.2	41.4	18.7	2,325.3

Proved undeveloped reserves:
December 31, 2011	1,485.6	26.6	22.5	1,534.7
December 31, 2012	1,198.4	17.6	14.7	1,230.7
December 31, 2013	1,364.6	22.4	11.3	1,398.3

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

	Oil (MMBbls)
	Domestic	International	Entity’s share of equity method investee	Combined
Proved reserves at December 31, 2010	24.3	11.9	13.4	49.6
Revisions	1.2	(0.7)	(0.9)	(0.4)
Extensions and discoveries	24.3	1.5	1.3	27.1
Production	(2.7)	(1.4)	(1.6)	(5.7)
Proved reserves at December 31, 2011	47.1	11.3	12.2	70.6
Revisions	5.6	(1.1)	(1.1)	3.4
Divestitures	(0.3)	—	—	(0.3)
Extensions and discoveries	28.5	2.1	1.1	31.7
Production	(4.4)	(1.5)	(1.6)	(7.5)
Proved reserves at December 31, 2012	76.5	10.8	10.6	97.9
Revisions	3.5	(1.6)	(0.8)	1.1
Extensions and discoveries	28.8	0.9	—	29.7
Production	(5.9)	(1.4)	(1.5)	(8.8)
Proved reserves at December 31, 2013	102.9	8.7	8.3	119.9

Proved developed reserves:
December 31, 2011	13.6	6.8	7.6	28.0
December 31, 2012	23.7	6.1	6.4	36.2
December 31, 2013	36.8	5.2	5.3	47.3

Proved undeveloped reserves:
December 31, 2011	33.5	4.5	4.6	42.6
December 31, 2012	52.8	4.7	4.2	61.7
December 31, 2013	66.1	3.5	3.0	72.6

	NGLs (MMBbls)
	Domestic	International	Entity’s share of equity method investee	Combined
Proved reserves at December 31, 2010	95.8	1.0	1.1	97.9
Revisions	23.0	(0.1)	(0.1)	22.8
Purchases	0.3	—	—	0.3
Extensions and discoveries	25.0	—	—	25.0
Production	(10.1)	(0.1)	(0.1)	(10.3)
Proved reserves at December 31, 2011	134.0	0.8	0.9	135.7
Revisions	(21.1)	—	—	(21.1)
Divestitures	(1.0)	—	—	(1.0)
Extensions and discoveries	8.9	—	—	8.9
Production	(10.4)	(0.1)	(0.1)	(10.6)
Proved reserves at December 31, 2012	110.4	0.7	0.8	111.9
Revisions	(25.4)	—	—	(25.4)
Extensions and discoveries	8.1	0.1	—	8.2
Production	(7.4)	(0.1)	(0.1)	(7.6)
Proved reserves at December 31, 2013	85.7	0.7	0.7	87.1

Proved developed reserves:
December 31, 2011	72.1	0.6	0.6	73.3
December 31, 2012	64.9	0.5	0.6	66.0
December 31, 2013	48.6	0.5	0.5	49.6

Proved undeveloped reserves:
December 31, 2011	61.9	0.2	0.3	62.4
December 31, 2012	45.5	0.2	0.2	45.9
December 31, 2013	37.1	0.2	0.2	37.5

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

	All products (Bcfe) (a)
	Domestic	International	Entity’s share of equity method investee	Combined
Proved reserves at December 31, 2010	4,635.0	151.4	135.2	4,921.6
Revisions	(134.3)	(4.6)	(10.0)	(148.9)
Purchases	9.9	—	—	9.9
Divestitures	(12.8)	—	—	(12.8)
Extensions and discoveries	1,065.5	18.6	19.3	1,103.4
Production	(493.2)	(18.2)	(14.9)	(526.3)
Proved reserves at December 31, 2011	5,070.1	147.2	129.6	5,346.9
Revisions	(498.6)	(24.7)	(25.1)	(548.4)
Purchases	5.8	—	—	5.8
Divestitures	(224.8)	—	—	(224.8)
Extensions and discoveries	633.8	18.3	14.0	666.1
Production	(495.8)	(18.0)	(14.6)	(528.4)
Proved reserves at December 31, 2012	4,490.5	122.8	103.9	4,717.2
Revisions	177.2	(11.3)	(7.9)	158.0
Divestitures	(0.5)	—	—	(0.5)
Extensions and discoveries	533.8	24.5	0.9	559.2
Production	(439.4)	(16.2)	(12.9)	(468.5)
Proved reserves at December 31, 2013	4,761.6	119.8	84.0	4,965.4

Proved developed reserves:
December 31, 2011	3,011.5	93.0	77.7	3,182.2
December 31, 2012	2,702.6	76.1	62.8	2,841.5
December 31, 2013	2,777.7	75.5	53.5	2,906.7

Proved undeveloped reserves:
December 31, 2011	2,058.6	54.2	51.9	2,164.7
December 31, 2012	1,787.9	46.7	41.1	1,875.7
December 31, 2013	1,983.9	44.3	30.5	2,058.7
__________

(a)	Oil and natural gas liquids were converted to Bcfe using the ratio of one barrel of oil, condensate or NGLs to six thousand cubic feet of natural gas.

•	Natural gas reserves are computed at 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.

•
The domestic revisions in 2013 reflects 133 Bcfe related to developed reserves and 44 Bcfe related to undeveloped reserves. The domestic revisions in 2012 primarily resulted from the lower 12-month average price as compared to the 12-month average price used in 2011. The domestic revisions in 2011 primarily relate to the reclassification of reserves from proved to probable reserves attributable to locations not expected to be developed within five years.

•	Divestitures in 2012 primarily relate to the sale in 2012 of our holdings in the Barnett Shale and the Arkoma Basin (see Note 2 of Notes to Consolidated Financial Statements).

•
Domestic extensions and discoveries in 2013 reflects 127 Bcfe added for drilled locations and 407 Bcfe added for new undeveloped locations. The 2013 extensions and discoveries were primarily in the Piceance Basin, Williston Basin, Appalachian Basin and San Juan Basin. Domestic extensions and discoveries in 2012 reflect 225 Bcfe added for drilled locations and 405 Bcfe added for new undeveloped locations. The 2012 extensions and discoveries were primarily in the Williston Basin, Appalachian Basin and Piceance Basin. Domestic extensions and discoveries in 2011 reflect 306 Bcfe added for drilled locations and 760 Bcfe added for new undeveloped locations. The 2011 extensions and discoveries were primarily in the Piceance Basin, Appalachian Basin and Williston Basin.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is based on the estimated quantities of proved reserves. Prices are based on the 12-month average price computed as an unweighted arithmetic average of the price as of the first day of each month, unless prices are defined by contractual arrangements. For the years ended December 31, 2013, 2012 and 2011, the average domestic combined natural gas and NGL equivalent price was $3.63, $3.01 and $4.41 per Mcfe, respectively. The average domestic oil price used in the estimates for the years ended December 31, 2013, 2012 and 2011 was $92.16, $82.32 and $86.87 per barrel, respectively. Future income tax expenses have been computed considering applicable taxable cash flows and appropriate statutory tax rates. The discount rate of 10 percent is as prescribed by authoritative guidance. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs.
Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Standardized Measure of Discounted Future Net Cash Flows

As of December 31, 2013	Domestic	International(a)	Entity’s share of equity method investee(b)
	(Millions)
Future cash inflows	$24,547	$866	$733
Less:
Future production costs	12,148	360	297
Future development costs	3,789	136	109
Future income tax provisions	2,147	72	95
Future net cash flows	6,463	298	232
Less 10 percent annual discount for estimated timing of cash flows	3,499	118	85
Standardized measure of discounted future net cash inflows	$2,964	$180	$147

As of December 31, 2012	Domestic	International(a)	Entity’s share of equity method investee(b)
Future cash inflows	$18,435	$968	$892
Less:
Future production costs	9,836	385	356
Future development costs	3,217	136	115
Future income tax provisions	1,059	97	104
Future net cash flows	4,323	350	317
Less 10 percent annual discount for estimated timing of cash flows	(2,374)	(136)	(118)
Standardized measure of discounted future net cash inflows	$1,949	$214	$199
__________

(a)	Amounts primarily attributable to a consolidated subsidiary (Apco) in which there is a 31 percent noncontrolling interest.

(b)	Represents Apco’s 40.8 percent interest in Petrolera Entre Lomas S.A.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

Sources of Change in Standardized Measure of Discounted Future Net Cash Flows

	Domestic	International(a)	Entity’s share of equity method investee(b)
	(Millions)
December 31, 2010	$2,814	$198	$186
Sales of oil and gas produced, net of operating costs	(1,194)	(64)	(61)
Net change in prices and production costs	495	26	29
Extensions, discoveries and improved recovery, less estimated future costs	1,661	—	—
Development costs incurred during year	593	23	25
Changes in estimated future development costs	(750)	(32)	(30)
Purchase of reserves in place, less estimated future costs	15	—	—
Sale of reserves in place, less estimated future costs	(20)	—	—
Revisions of previous quantity estimates	(209)	22	18
Accretion of discount	395	25	26
Net change in income taxes	(226)	6	4
Other	17	(5)	—
Net changes in 2011	777	1	11
December 31, 2011	$3,591	$199	$197
Sales of oil and gas produced, net of operating costs	(778)	(78)	(78)
Net change in prices and production costs	(3,601)	46	49
Extensions, discoveries and improved recovery, less estimated future costs	1,154	—	—
Development costs incurred during year	333	35	35
Changes in estimated future development costs	50	(16)	(17)
Purchase of reserves in place, less estimated future costs	4	—	—
Sale of reserves in place, less estimated future costs	(272)	—	—
Revisions of previous quantity estimates	(232)	(3)	(26)
Accretion of discount	481	26	27
Net change in income taxes	1,194	5	12
Other	25	—	—
Net changes in 2012	(1,642)	15	2
December 31, 2012	$1,949	$214	$199
Sales of oil and gas produced, net of operating costs	(1,040)	(77)	(71)
Net change in prices and production costs	1,198	(5)	17
Extensions, discoveries and improved recovery, less estimated future costs	1,282	—	—
Development costs incurred during year	414	37	34
Changes in estimated future development costs	(736)	(27)	(16)
Sale of reserves in place, less estimated future costs	(3)	—	—
Revisions of previous quantity estimates	239	(17)	(61)
Accretion of discount	225	28	27
Net change in income taxes	(540)	27	18
Other	(24)	—	—
Net changes in 2013	1,015	(34)	(52)
December 31, 2013	$2,964	$180	$147
 __________

(a)	Amounts primarily attributable to a consolidated subsidiary (Apco) in which there is a 31 percent noncontrolling interest.

(b)	Represents Apco’s 40.8 percent interest in Petrolera Entre Lomas S.A.

WPX Energy, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged (Credited) to Costs and Expenses	Other	Deductions		Ending Balance
	(Millions)
2013:
Allowance for doubtful accounts—accounts and notes receivable(a)	$11	$(3)	$—	$(1)		$7
Deferred tax asset valuation allowance(a)	19	80	3	—		102
2012:
Allowance for doubtful accounts—accounts and notes receivable(a)	13	(2)	—	—		11
Deferred tax asset valuation allowance(a)	16	3	—	—		19
2011:
Allowance for doubtful accounts—accounts and notes receivable(a)	16	(1)	—	(2)		13
Deferred tax asset valuation allowance(a)	22	—	—	(6)	(b)	16
 __________

(a)	Deducted from related assets.

(b)	Deferred tax asset retained by Williams.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Fourth Quarter 2013 Changes in Internal Controls
There have been no changes during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2014 Annual meeting of Stockholders, or our 2014 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, under the headings “Proposal 1— Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership and Reporting Compliance.”

Item 11.	Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2014 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, under the headings “Executive Compensation” and “Compensation Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2014 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2014 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, under the headings “Corporate Governance” and “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2014 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1 and 2.

Page
Covered by report of Independent Registered Public Accounting Firm:
Consolidated balance sheets at December 31, 2013 and 2012	70
Consolidated statements of operations for each year in the three-year period ended December 31, 2013	71
Consolidated statements of comprehensive income (loss) for each year in the three-year period ended December 31, 2013	72
Consolidated statements of changes in equity for each year in the three-year period ended December 31, 2013	73
Consolidated statements of cash flows for each year in the three-year period ended December 31, 2013	74
Notes to consolidated financial statements	75
Schedule for each year in the three-year period ended December 31, 2013:
II — Valuation and qualifying accounts	121
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Not covered by report of independent auditors:
Quarterly financial data (unaudited)	111
Supplemental oil and gas disclosures (unaudited)	112
(a) 3 and (b). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Contribution Agreement, dated as of October 26, 2010, by and among Williams Production RMT Company, LLC, Williams Energy Services, LLC, Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC and Williams Field Services Group, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s registration statement on Form S-1/A (File No. 333-173808) filed with the SEC on July 19, 2011)

3.1
Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

3.2
Amended and Restated Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on November 15, 2013)

4.1
Indenture, dated as of November 14, 2011, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to The Williams Companies, Inc.’s Current report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

10.1
Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2
Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.3
Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.4
Transition Services Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.5
Credit Agreement, dated as of June 3, 2011, by and among WPX Energy, Inc., the lenders named therein, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.3 to The Williams Companies, Inc.’s Current report on Form 8-K (File No. 001-04174) filed with the SEC on June 9, 2011)

10.6#
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

10.10	WPX Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on May 29, 2013)(1)

10.11
WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011)(1)

10.12
Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.13
Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.14
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.15
Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.16
WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.17
WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.18
Agreement, dated December 17, 2013, between WPX Energy, Inc. and Taconic Capital Advisors LP (incorporated herein by reference to Exhibit 99.1 to WPX Energy, Inc.'s Current report on Form 8-K filed with the SEC on December 18, 2013).

10.19
Retirement Agreement, dated December 16, 2013, between WPX Energy, Inc. and Ralph A. Hill (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.'s Current report on Form 8-K filed with the SEC on December 17, 2013).

12*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

24.1*	Powers of Attorney

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

#	Certain portions have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC on December 5, 2011. Omitted information has been filed separately with the SEC.

*	Filed herewith

**	Furnished herewith

(1)	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX ENERGY, Inc.
(Registrant)

By:	/s/ J. Kevin Vann
J. Kevin Vann Controller
Date: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Bender	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/s/ Rodney J. Sailor	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014

/s/ J. Kevin Vann	Controller (Principal Accounting Officer)	February 27, 2014

/s/ Kimberly S. Bowers*	Director	February 27, 2014

/s/ John A. Carrig*	Director	February 27, 2014

/s/ William R. Granberry*	Director	February 27, 2014

/s/ Don J. Gunther*	Director	February 27, 2014

/s/ Robert K. Herdman*	Director	February 27, 2014

/s/ Kelt Kindick*	Director	February 27, 2014

/s/ Karl F. Kurz*	Director	February 27, 2014

/s/ Henry E. Lentz*	Director	February 27, 2014

/s/ George A. Lorch*	Director	February 27, 2014

/s/ William G. Lowrie*	Chairman of the Board	February 27, 2014

/s/ David F. Work*	Director	February 27, 2014

/s/ Stephen E. Brilz
*By:	Attorney-in-Fact	February 27, 2014