Form 10-Q
period 2014-06-30
WPX ENERGY, INC.
filed 2014-08-06
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock at August 5, 2014 were 202,922,980.

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

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$105	$99
Accounts receivable, net of allowance of $7 million at June 30, 2014 and December 31, 2013	502	536
Deferred income taxes	58	49
Derivative assets	47	50
Inventories	81	72
Margin deposits	49	71
Other	35	45
Total current assets	877	922
Investments	151	145
Properties and equipment (successful efforts method of accounting)	11,808	12,686
Less—accumulated depreciation, depletion and amortization	(4,870)	(5,445)
Properties and equipment, net	6,938	7,241
Derivative assets	13	7
Other noncurrent assets	39	114
Total assets	$8,018	$8,429

Liabilities and Equity
Current liabilities:
Accounts payable	$684	$652
Accrued and other current liabilities	178	190
Customer margin deposits payable	7	55
Derivative liabilities	144	110
Total current liabilities	1,013	1,007
Deferred income taxes	718	788
Long-term debt	1,794	1,916
Derivative liabilities	8	12
Asset retirement obligations	317	358
Other noncurrent liabilities	44	138
Contingent liabilities and commitments (Note 7)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares issued)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 203.1 million shares issued at June 30, 2014 and 201 million shares issued at December 31, 2013)	2	2
Additional paid-in-capital	5,544	5,516
Accumulated deficit	(1,525)	(1,408)
Accumulated other comprehensive income (loss)	(1)	(1)
Total stockholders’ equity	4,020	4,109
Noncontrolling interests in consolidated subsidiaries	104	101
Total equity	4,124	4,210
Total liabilities and equity	$8,018	$8,429
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Millions, except per-share amounts)
Revenues:
Product revenues:
Natural gas sales	$317	$316	$701	$583
Oil and condensate sales	223	151	398	290
Natural gas liquid sales	55	58	116	112
Total product revenues	595	525	1,215	985
Gas management	231	205	792	466
Net gain (loss) on derivatives not designated as hedges (Note 9)	(17)	78	(212)	(16)
Other	5	7	6	11
Total revenues	814	815	1,801	1,446
Costs and expenses:
Lease and facility operating	77	73	156	148
Gathering, processing and transportation	97	111	203	218
Taxes other than income	42	36	89	71
Gas management, including charges for unutilized pipeline capacity	233	222	624	465
Exploration (Note 3)	57	20	72	39
Depreciation, depletion and amortization	215	227	422	458
Loss on sale of working interests in the Piceance Basin	195	—	195	—
General and administrative	74	74	146	146
Other—net	3	1	6	8
Total costs and expenses	993	764	1,913	1,553
Operating income (loss)	(179)	51	(112)	(107)
Interest expense	(28)	(28)	(57)	(54)
Interest capitalized	1	1	1	2
Investment income and other	5	9	9	16
Income (loss) before income taxes	(201)	33	(159)	(143)
Provision (benefit) for income taxes	(68)	11	(45)	(52)
Net income (loss)	(133)	22	(114)	(91)
Less: Net income (loss) attributable to noncontrolling interests	2	4	3	7
Net income (loss) attributable to WPX Energy, Inc.	$(135)	$18	$(117)	$(98)
Amounts attributable to WPX Energy, Inc. (Note 2):
Earnings (loss) per common share:
Basic	$(0.66)	$0.09	$(0.58)	$(0.49)
Diluted	$(0.66)	$0.09	$(0.58)	$(0.49)
Weighted-average number of shares (millions):
Basic	202.7	200.4	202.1	200.1
Diluted	202.7	203.8	202.1	200.1
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Millions)
Net income (loss) attributable to WPX Energy, Inc.	$(135)	$18	$(117)	$(98)
Other comprehensive income (loss):
Net reclassifications into earnings of net cash flow hedge realized gains, net of tax (a)	—	—	—	(3)
Other comprehensive income (loss), net of tax	—	—	—	(3)
Comprehensive income (loss) attributable to WPX Energy, Inc.	$(135)	$18	$(117)	$(101)
__________

(a)
Net reclassifications into earnings of net cash flow hedge realized gains are net of $2 million of income tax for the six months ended June 30, 2013. Before tax amounts realized and reclassified to natural gas sales revenues on the Consolidated Statements of Operations were $5 million for the six months ended June 30, 2013.

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	WPX Energy, Inc., Stockholders					Noncontrolling Interests in Consolidated Subsidiaries (a)	Total Equity
	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(Millions)
Balance at December 31, 2013	$2	$5,516	$(1,408)	$(1)	$4,109	$101	$4,210
Comprehensive income (loss):
Net income (loss)	—	—	(117)	—	(117)	3	(114)
Other comprehensive loss	—	—	—	—	—	—	—
Comprehensive income (loss)							(114)
Stock based compensation	—	28	—	—	28	—	28
Contribution from noncontrolling interest						—	—
Balance at June 30, 2014	$2	$5,544	$(1,525)	$(1)	$4,020	$104	$4,124
__________

(a)	Primarily represents the 31 percent interest in Apco Oil and Gas International Inc. owned by others.
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013
	(Millions)
Operating Activities
Net income (loss)	$(114)	$(91)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	422	458
Deferred income tax provision (benefit)	(78)	(63)
Provision for impairment of properties and equipment (including certain exploration expenses)	66	29
Amortization of stock-based awards	17	17
(Gain) loss on sale of assets	195	(5)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	34	23
Inventories	(9)	(9)
Margin deposits and customer margin deposit payable	(26)	(5)
Other current assets	15	(11)
Accounts payable	1	9
Accrued and other current liabilities	(20)	(51)
Changes in current and noncurrent derivative assets and liabilities	27	5
Other, including changes in other noncurrent assets and liabilities	(10)	(17)
Net cash provided by operating activities	520	289
Investing Activities
Capital expenditures (a)	(728)	(548)
Proceeds from sale of assets (b)	338	10
Purchases of investments	—	(3)
Other	(5)	—
Net cash used in investing activities	(395)	(541)
Financing Activities
Proceeds from common stock	12	2
Borrowings on credit facility	904	315
Payments on credit facility	(1,024)	(135)
Other	(6)	9
Net cash provided by financing activities	(114)	191
Net increase (decrease) in cash and cash equivalents	11	(61)
Effect of exchange rate changes on cash and cash equivalents	(5)	(2)
Cash and cash equivalents at beginning of period	99	153
Cash and cash equivalents at end of period	$105	$90
__________
(a) Increase to properties and equipment	$(760)	$(540)
Changes in related accounts payable and accounts receivable	32	(8)
Capital expenditures	$(728)	$(548)
(b) Proceeds in 2014 primarily relate to the sale of a portion of our working interests in the Piceance Basin and are subject to post-closing adjustments.
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Description of Business
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 in the Company’s Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, changes in equity for the six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 and 2013.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The core principles of the guidance in ASU 2014-09 are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, of ASU 2014-09 to the Company's financial position, results of operations or cash flows.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 2. Earnings (Loss) Per Common Share
The following table summarizes the calculation of earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Millions, except per-share amounts)
Income (loss) attributable to WPX Energy, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(135)	$18	$(117)	$(98)
Basic weighted-average shares	202.7	200.4	202.1	200.1
Effect of dilutive securities (a):
Nonvested restricted stock units and awards	—	2.3	—	—
Stock options	—	1.1	—	—
Diluted weighted-average shares	202.7	203.8	202.1	200.1
Earnings (loss) per common share:
Basic	$(0.66)	$0.09	$(0.58)	$(0.49)
Diluted	$(0.66)	$0.09	$(0.58)	$(0.49)
__________
(a) For the three and six months ended June 30, 2014, 2.4 million and 2.5 million, respectively, weighted-average nonvested restricted stock units and awards and 1.1 million and 1.0 million, respectively, weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc. for the three and six months ended June 30, 2014. For the six months ended June 30, 2013, 2.1 million weighted-average nonvested restricted stock units and awards and 1.0 million weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc. for the six months ended June 30, 2013.
The table below includes information related to stock options that were outstanding at June 30, 2014 and 2013 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the second quarter weighted-average market price of our common shares.

	June 30,
	2014	2013
Options excluded (millions)	0.1	0.8
Weighted-average exercise price of options excluded	$21.45	$19.32
Exercise price range of options excluded	$21.45 - $21.45	$18.16 - $20.97
Second quarter weighted-average market price	$21.27	$17.86
Note 3. Asset Sale, Impairments and Exploration Expenses
Asset Sale
In May 2014, we agreed to the sale of portions of our working interests in certain Piceance Basin wells to Legacy Reserves LP (“Legacy”) for $355 million cash, subject to closing adjustments and based on an effective date of January 1, 2014. The terms of the sale also provided us with a 10 percent ownership in a newly created class of incentive distribution rights (“IDR”) of Legacy. The working interests represent approximately 300 billion cubic feet of proved reserves, or approximately 6 percent of WPX’s year-end 2013 proved reserves. Production related to these working interests for January through May approximated 70 MMcfe/day of our production. The sale closed at the beginning of June and we received proceeds of $337 million which is subject to post closing adjustments including settlement of production for April and May. Based on an estimated total value received at closing of $329 million which represents estimated final cash proceeds and an estimated fair value of the IDRs, we recorded a $195 million loss on the sale for the three and six months ended June 30, 2014.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Millions)
Geologic and geophysical costs	$3	$4	$7	$9
Dry hole costs and impairments of exploratory area well costs	18	1	18	2
Unproved leasehold property impairment, amortization and expiration	36	15	47	28
Total exploration expenses	$57	$20	$72	$39
Dry hole costs and impairments of exploratory area well costs for the three and six months ended June 30, 2014 includes $10 million of impairments of well costs in an exploratory area in the United States where management has determined to cease exploratory activities. The remaining amount represents impairment of international well costs and dry hole costs associated with exploratory wells in the United States where hydrocarbons were not detected. As of June 30, 2014, our total domestic capitalized well costs associated with our exploratory areas, including the Niobrara Shale in the Piceance Basin, totaled approximately $59 million.
Included in unproved leasehold property impairment, amortization and expiration for the three and six months ended June 30, 2014, are impairments totaling $26 million for unproved leasehold costs in two exploratory areas where the company no longer intends to continue exploration activities.
Note 4. Inventories

	June 30, 2014	December 31, 2013
	(Millions)
Natural gas in underground storage	$14	$13
Crude oil production in transit	3	10
Material, supplies and other	64	49
	$81	$72
Note 5. Debt and Banking Arrangements
As of the indicated dates, our debt consisted of the following:

	June 30, 2014	December 31, 2013
	(Millions)
5.250% Senior Notes due 2017	$400	$400
6.000% Senior Notes due 2022	1,100	1,100
Credit facility agreement	290	410
Apco	7	8
Other	2	1
Total debt	$1,799	$1,919
Less: Current portion of long-term debt	5	3
Total long-term debt	$1,794	$1,916
We have a $1.5 billion five-year senior unsecured revolving credit facility agreement (the “Credit Facility Agreement”) that expires in 2016. Under the terms of the Credit Facility Agreement and subject to certain requirements, we may request an increase in the commitments of up to an additional $300 million by either commitments from new lenders or increased commitments from existing lenders. As of June 30, 2014, the variable interest rate was 2.03 percent on the $290 million outstanding under the Credit Facility Agreement. Subsequent to June 30, 2014, we have borrowed an additional $133 million under the Credit Facility Agreement.
Under the Credit Facility Agreement we are currently required to maintain a ratio of net present value of projected future cash flows from proved reserves to Consolidated Indebtedness (each as defined in the Credit Facility Agreement) of at least

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

1.50 to 1.00. Net present value is determined as of the end of each fiscal year and reflects the present value, discounted at 9 percent, of projected future cash flows of domestic proved oil and gas reserves (such cash flows are adjusted to reflect the impact of hedges, our lenders’ commodity price forecasts, and, if necessary, to include only a portion of our reserves that are not proved developed producing reserves). Additionally, the terms of the Credit Facility Agreement require adjustment of the net present value for quarterly compliance if the aggregate fair value of certain asset sales during the year is greater than $200 million . As a result of the sale of a portion of our working interests in the Piceance Basin (see Note 3), our access to the $1.5 billion credit facility is limited to approximately $1.3 billion.
Letters of Credit
WPX has also entered into three bilateral, uncommitted letter of credit (“LC”) agreements. These LC agreements provide WPX the ability to meet various contractual requirements and incorporate terms similar to those found in the Credit Facility Agreement. At June 30, 2014, a total of $333 million in letters of credit have been issued.
Note 6. Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes from continuing operations includes:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Millions)
Current:
Federal	$24	$2	$25	$3
State	4	—	4	—
Foreign	3	4	4	8
	31	6	33	11
Deferred:
Federal	(88)	3	(82)	(59)
State	(12)	1	3	(5)
Foreign	1	1	1	1
	(99)	5	(78)	(63)
Total provision (benefit)	$(68)	$11	$(45)	$(52)
The effective tax rate for all periods presented above differs from the federal statutory rate primarily due to the effects of state income taxes and taxes on foreign operations.
Tax reform legislation was enacted by the state of New York on March 31, 2014, and has an impact on us as a result of our marketing activities in the state. Key components of this reform measure relative to our business include water’s edge unitary combined reporting, single sales factor apportionment and the application of “economic nexus” to corporations with sales of $1 million or more to New York customers. Generally accepted accounting principles require that we adjust our state deferred tax liability for the estimated impact of this legislation in the period of enactment. As a result we recorded an additional $9 million of deferred tax expense in the first quarter of 2014 to accrue for the impact of this new legislation.
As of June 30, 2014, the amount of unrecognized tax benefits is not material. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position associated with domestic or international matters will result in a significant increase or decrease of our unrecognized tax benefit.
Pursuant to our tax sharing agreement with The Williams Companies, Inc. (“Williams”), we remain responsible for the tax from audit adjustments related to our business for periods prior to the spin-off. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre spin-off period for which we continue to have exposure to audit adjustments as part of Williams. We are not aware of any significant issues related to our business, but the alternative minimum tax credit deferred tax asset that was allocated to us by Williams at the time of the spin-off could change due to audit adjustments unrelated to our business.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs seek monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter has been removed to the United States District Court for New Mexico. In August 2012, a second potential class action was filed against us in the United States District Court for the District of New Mexico by mineral interest owners in New Mexico and Colorado. Plaintiffs claim breach of contract, breach of the covenant of good faith and fair dealing, breach of implied duty to market both in Colorado and New Mexico, violation of the New Mexico Oil and Gas Proceeds Payment Act and seek declaratory judgment, accounting and injunction. At this time, we believe that our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.
Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The guidelines for New Mexico properties were revised slightly in September 2013 as a result of additional work performed by the ONRR. The revisions did not change the basic function of the original guidance. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in other states though such guidelines are expected in the future. However, the timing of any such guidance is uncertain and, independent of the issuance of additional guidance, ONRR asked producers to attempt to evaluate the deductibility of these fees directly with the midstream companies that transport and process gas. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments, and the effect could be material to our results of operations. Interpretive guidelines on the applicability of certain deductions in the calculation of federal royalties are extremely complex and may vary based upon the ONRR’s assessment of the configuration of processing, treating and transportation operations supporting each federal lease. Correspondence in 2009 with the ONRR’s predecessor did not take issue with our calculation regarding the Piceance Basin assumptions, which we believe have been consistent with the requirements. From July 2007 through June 2014, our deductions used in the calculation of the royalty

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

payments in states other than New Mexico associated with conventional gas production total approximately $111 million.
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
Matters related to Williams’ former power business
In connection with the Separation and Distribution Agreement, Williams is obligated to indemnify and hold us harmless from any losses arising out of liabilities assumed by us, and we are obligated to pay Williams any net proceeds realized from, the pending or threatened litigation described below relating to the 2000-2001 California energy crisis and the reporting of certain natural gas-related information to trade publications. As discussed below, the significant matters related to the California energy crisis have been resolved and as a result the net proceeds received or released were remitted to Williams. The impact to previously recorded assets and liabilities in the Consolidated Balance Sheet was treated as a non cash item for purposes of our Consolidated Statement of Cash Flows for the six months ended June 30, 2014.
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
Although the State Settlement and Utilities Settlement resolved a significant portion of the refund issues among the settling parties, we had potential refund exposure to nonsettling parties, including various California end users that did not participate in the Utilities Settlement. We now have a FERC approved settlement agreement with certain California utilities that eliminates this exposure. The settlement agreement has been fully implemented and resolves all issues.
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
In the other cases, on July 18, 2011, the Nevada district court granted our joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the FERC exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit issued its opinion on the Western States Antitrust Litigation.  The panel held that the Natural Gas Act does not preempt the plaintiffs’ state antitrust claims, reversing the summary judgment entered in favor of the defendants.  The panel further held that the district court did not abuse its discretion in denying the plaintiffs’ motions for leave to amend complaints. The U.S. Supreme Court granted Defendants' writ of certiorari. Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposures at this time.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

At June 30, 2014, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we have agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of June 30, 2014 and December 31, 2013, the Company had accrued approximately $16 million for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$31	$28	$1	$60	$30	$26	$1	$57
Energy derivative liabilities	$67	$85	$—	$152	$83	$38	$1	$122
Total debt (a)	$—	$1,899	$—	$1,899	$—	$1,945	$—	$1,945
__________

(a)	The carrying value of total debt, excluding capital leases, was $1,797 million and $1,918 million as of June 30, 2014 and December 31, 2013, respectively.
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
Forward, swap, option and swaption contracts included in Level 2 are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of our production, are structured as costless collars or as swaptions and are financially settled. All of our financial options are valued using an industry standard Black-Scholes option pricing model. In connection with several natural gas and crude oil swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the natural gas and crude oil swaps. These swaptions grant the counterparty the option to enter into future swaps with us. Significant inputs into our Level 2

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

valuations include commodity prices, implied volatility and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.
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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 were a net asset of $1 million at June 30, 2014, and consist primarily of natural gas index transactions that are used to manage our physical requirements.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended June 30, 2014 and 2013.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the derivative notional volumes that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of June 30, 2014.
  Derivatives related to production

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)
Natural Gas
Natural Gas	Jul-Dec 2014	Fixed Price Swaps	Henry Hub	(328)	$4.21
Natural Gas	Jul-Dec 2014	Swaptions	Henry Hub	(50)	$4.24
Natural Gas	Jul-Dec 2014	Costless Collars	Henry Hub	(190)	$ 4.04 - 4.66
Natural Gas	Jul-Dec 2014	Basis Swaps	Northeast	(77)	$(0.73)
Natural Gas	Jul-Dec 2014	Basis Swaps	MidCon	(285)	$(0.15)
Natural Gas	Jul-Dec 2014	Basis Swaps	Rockies	(143)	$(0.15)
Natural Gas	Jul-Dec 2014	Basis Swaps	West	(73)	$0.13
Natural Gas	2015	Fixed Price Swaps	Henry Hub	(182)	$4.35
Natural Gas	2015	Swaptions	Henry Hub	(50)	$4.38
Natural Gas	2015	Costless Collars	Henry Hub	(50)	$ 4.00 - 4.50
Natural Gas	2015	Basis Swaps	Midcon	(30)	$(0.14)
Natural Gas	2015	Basis Swaps	Rockies	(150)	$(0.11)
Natural Gas	2015	Basis Swaps	West	(20)	$0.18
Crude Oil
Crude Oil	Jul-Dec 2014	Fixed Price Swaps	WTI	(14,975)	$96.01
Crude Oil	2015	Fixed Price Swaps	WTI	(8,736)	$94.38
Crude Oil	2015	Swaptions	WTI	(6,132)	$95.38
NGL
NGL Ethane	Jul-Dec 2014	Fixed Price Swaps	Mont Belvieu	(3,261)	$0.29
NGL Propane	Jul-Dec 2014	Fixed Price Swaps	Mont Belvieu	(489)	$1.17
NGL Iso Butane	Jul-Dec 2014	Fixed Price Swaps	Mont Belvieu	(652)	$1.37
NGL Normal Butane	Jul-Dec 2014	Fixed Price Swaps	Mont Belvieu	(652)	$1.34
NGL Natural Gasoline	Jul-Dec 2014	Fixed Price Swaps	Mont Belvieu	(1,630)	$2.06
__________

(a)
Derivatives related to crude oil production are business day average swaps, basis swaps and swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, swaptions and costless collars. The derivatives related to natural gas liquids are fixed price swaps. In connection with several natural gas and crude oil swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the natural gas and crude oil swaps. These swaptions grant the counterparty the option to enter into future swaps with us.

(b)	Natural gas volumes are reported in BBtu/day, crude oil volumes are reported in Bbl/day, and natural gas liquids are reported in Bbl/day.

(c)	The weighted average price for natural gas is reported in $/MMBtu, the crude oil price is reported in $/Bbl and natural gas liquids are reported in $/Gallon.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the derivative notional volumes of the net long (short) positions of derivatives primarily related to storage and transportation contracts, which are included in our commodity derivatives portfolio as of June 30, 2014.
Derivatives primarily related to storage and transportation

Commodity	Period	Contract Type (a)	Location (b)	Notional Volume (c)	Weighted Average Price (d)
Natural Gas	Jul-Dec 2014	Basis Swaps	Multiple	(39)	—
Natural Gas	Jul-Dec 2014	Index	Multiple	(152)	—
Natural Gas	2015	Basis Swaps	Multiple	(21)	—
Natural Gas	2015	Index	Multiple	(115)	—
Natural Gas	2016	Index	Multiple	(70)	—
Natural Gas	2017+	Index	Multiple	(478)	—
__________

(a)	WPX Marketing enters into exchange traded fixed price and basis swaps, over the counter fixed price and basis swaps, physical fixed price transactions and transactions with an index component.

(b)	WPX Marketing transacts at multiple locations primarily around our core assets to maximize the economic value of our transportation, storage and asset management agreements.

(c)	Natural gas volumes are reported in BBtu/day, crude oil volumes are reported in Bbl/day, and natural gas liquids are reported in Bbl/day.

(d)	The weighted average price is not reported since the notional volumes represent a net position comprised of buys and sells with positive and negative transaction prices.
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

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Derivatives related to production not designated as hedging instruments	$29	$85	$26	$39
Derivatives related to physical marketing agreements not designated as hedging instruments	31	67	31	83
Total derivatives not designated as hedging instruments	$60	$152	$57	$122

During the first half of 2013, we reclassified $5 million of net gain on derivatives designated as cash flow hedges from accumulated other comprehensive income (loss) into income. These gains primarily represent realized gains on derivatives designated as hedges of our production and are reflected in natural gas sales.
There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

The following table presents the net gain (loss) related to our energy commodity derivatives.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Millions)
Gain (loss) from derivatives related to production not designated as hedging instruments (a)	$(24)	$78	$(110)	$(11)
Gain (loss) from derivatives related to physical marketing agreements not designated as hedging instruments (b)	7	—	(102)	(5)
Net gain (loss) on derivatives not designated as hedges	$(17)	$78	$(212)	$(16)
__________

(a)
Includes payments totaling $16 million and $20 million for settlements of derivatives during the three months ended June 30, 2014 and 2013, respectively; and payments totaling $66 million and $15 million for the six months ended June 30, 2014 and 2013, respectively.

(b)
Includes payments totaling $1 million for settlements of derivatives during both the three months ended June 30, 2014 and 2013, and payments totaling $119 million for the six months ended June 30, 2014 and receipts of $3 million for the six months ended June 30, 2013.

The cash flow impact of our derivative activities is presented in the Consolidated Statements of Cash Flows as changes in current and noncurrent derivative assets and liabilities.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Cash Collateral Posted (Received)	Net Amount
June 30, 2014	(Millions)
Derivative assets with right of offset or master netting agreements	$60	$(57)	$—	$3
Derivative liabilities with right of offset or master netting agreements	$(152)	$57	$36	$(59)

December 31, 2013
Derivative assets with right of offset or master netting agreements	$57	$(50)	$—	$7
Derivative liabilities with right of offset or master netting agreements	$(122)	$50	$52	$(20)
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
As of June 30, 2014, we had collateral totaling $49 million posted to derivative counterparties, which included $13 million of initial margin to clearinghouses or exchanges to enter into positions and $36 million of maintenance margin for

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

changes in the fair value of those positions, to support the aggregate fair value of our net $95 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $59 million at June 30, 2014.
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

The gross and net credit exposure from our derivative contracts as of June 30, 2014, is summarized as follows:

Counterparty Type	Gross Investment Grade (a)	Gross Total	Net Investment Grade (a)	Net Total
	(Millions)
Financial institutions	$60	$60	$3	$3
	$60	60	$3	3
Credit reserves		—		—
Credit exposure from derivatives		$60		$3

__________

(a)
We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum Standard & Poor’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

Our five largest net counterparty positions represent approximately 96 percent of our gross credit exposure from derivatives and are all with investment grade counterparties. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
Other
The customer margin deposits payable as of June 30, 2014 related to our commodity agreements. Collateral support for our commodity agreements could also include letters of credit and guarantees of payment by credit worthy parties.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Performance Measurement
We evaluate performance based upon segment revenues and segment operating income (loss). There are no intersegment sales between domestic and international.
The following tables reflect the reconciliation of segment revenues and segment operating income (loss) to revenues and operating income (loss) as reported in the Consolidated Statements of Operations.

	Domestic	International	Total
		(Millions)
Three months ended June 30, 2014
Total revenues	$775	$39	$814
Costs and expenses:
Lease and facility operating	$69	$8	$77
Gathering, processing and transportation	96	1	97
Taxes other than income	35	7	42
Gas management, including charges for unutilized pipeline capacity	233	—	233
Exploration	54	3	57
Depreciation, depletion and amortization	206	9	215
Loss on sale of working interests in the Piceance Basin	195	—	195
General and administrative	71	3	74
Other—net	1	2	3
Total costs and expenses	$960	$33	$993
Operating income (loss)	$(185)	$6	$(179)
Interest expense	(28)	—	(28)
Interest capitalized	1	—	1
Investment income and other	—	5	5
Income (loss) before income taxes	$(212)	$11	$(201)

Three months ended June 30, 2013
Total revenues	$773	$42	$815
Costs and expenses:
Lease and facility operating	$63	$10	$73
Gathering, processing and transportation	110	1	111
Taxes other than income	30	6	36
Gas management, including charges for unutilized pipeline capacity	222	—	222
Exploration	17	3	20
Depreciation, depletion and amortization	217	10	227
General and administrative	69	5	74
Other—net	5	(4)	1
Total costs and expenses	$733	$31	$764
Operating income (loss)	$40	$11	$51
Interest expense	(28)	—	(28)
Interest capitalized	1	—	1
Investment income and other	2	7	9
Income (loss) before income taxes	$15	$18	$33

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Domestic	International	Total
		(Millions)
Six months ended June 30, 2014
Total revenues	$1,731	$70	$1,801
Costs and expenses:
Lease and facility operating	$140	$16	$156
Gathering, processing and transportation	202	1	203
Taxes other than income	76	13	89
Gas management, including charges for unutilized pipeline capacity	624	—	624
Exploration	69	3	72
Depreciation, depletion and amortization	403	19	422
Loss on sale of working interests in the Piceance Basin	195	—	195
General and administrative	139	7	146
Other—net	3	3	6
Total costs and expenses	$1,851	$62	$1,913
Operating income (loss)	$(120)	$8	$(112)
Interest expense	(57)	—	(57)
Interest capitalized	1	—	1
Investment income and other	2	7	9
Income (loss) before income taxes	$(174)	$15	$(159)

Six months ended June 30, 2013
Total revenues	$1,368	$78	$1,446
Costs and expenses:
Lease and facility operating	$130	$18	$148
Gathering, processing and transportation	216	2	218
Taxes other than income	59	12	71
Gas management, including charges for unutilized pipeline capacity	465	—	465
Exploration	35	4	39
Depreciation, depletion and amortization	441	17	458
General and administrative	138	8	146
Other—net	11	(3)	8
Total costs and expenses	$1,495	$58	$1,553
Operating income (loss)	$(127)	$20	$(107)
Interest expense	(54)	—	(54)
Interest capitalized	2	—	2
Investment income and other	4	12	16
Income (loss) before income taxes	$(175)	$32	$(143)

Total assets
Total assets as of June 30, 2014	$7,622	$396	$8,018
Total assets as of December 31, 2013	$8,046	$383	$8,429

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
Overview
The following table presents our production volumes and financial highlights for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Production Sales Data:
Domestic natural gas (MMcf)	85,998	90,022	171,986	180,433
Domestic oil (MBbls)	2,160	1,373	3,898	2,614
Domestic NGLs (MBbls)	1,625	1,895	3,212	3,802
Domestic combined equivalent volumes (MMcfe) (a)	108,709	109,628	214,645	218,931
Domestic per day combined equivalent volumes (MMcfe/d)	1,195	1,205	1,186	1,210
Domestic combined equivalent volumes (MBoe)	18,118	18,271	35,774	36,489
International combined equivalent volumes (MMcfe) (a)(b)	4,927	5,202	9,694	9,977
International per day combined equivalent volumes (MMcfe/d)	54	57	54	55
International combined equivalent volumes (MBoe) (b)	821	867	1,616	1,663
Financial Data (millions):
Total domestic revenues	$775	$773	$1,731	$1,368
Total international revenues	$39	$42	$70	$78
Consolidated operating income (loss)	$(179)	$51	$(112)	$(107)
Consolidated capital expenditures	$376	$277	$728	$548
 __________

(a)	Oil and NGLs were converted to MMcfe using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.

(b)	Includes approximately 69 percent of Apco’s production (which corresponds to our ownership interest in Apco) and other minor directly held interests.
Our domestic oil revenues and domestic oil production increased 60 percent and 57 percent, respectively, in the second quarter of 2014; however, our second-quarter 2014 operating results were $230 million unfavorable compared to second-quarter 2013 due to unfavorable impacts to operating income from an asset sale and second-quarter 2014 exploration expenses.  The primary unfavorable items include a $195 million loss on the sale of a portion of our working interests in certain Piceance Basin wells and $37 million higher exploration expenses comprised of dry hole costs, impairments of exploratory area well costs and impairments of leasehold costs in 2014 primarily associated with exploratory plays for which management has decided to cease any further exploration activities. Additionally, the $73 million increase in domestic oil revenues was offset by a $102 million unfavorable change in gain (loss) on derivatives related to production, primarily natural gas and crude.
Our year to date 2014 operating results were $5 million unfavorable compared to year to date 2013.  The primary unfavorable impacts include the $195 million loss on sale and the exploration expenses discussed above. Favorable impacts to our year to date 2014 operating results include $118 million higher natural gas sales, $108 million higher oil and condensate sales, a $167 million increase in gas management margin partially offset by a $97 million unfavorable change in the gain (loss) on derivatives related to gas management and a $99 million unfavorable change in the gain (loss) on derivatives related to production, primarily natural gas and crude.

Outlook
We continue to focus on growing our oil production and developing oil reserves, primarily those located in the Williston Basin and the Gallup Sandstone in the San Juan Basin. We have seen positive results in 2014 from completing wells in a tighter infill well density and increasing the proppant in well completions in the Williston Basin. In the Gallup Sandstone, we are 25 percent ahead of our 2014 drilling schedule with 19 spuds performed as of June 30, 2014 versus a plan of 15. As a result of drilling efficiencies, lower well costs and higher production, we are adding 11 more wells to our drilling plan in the San Juan Basin without increasing the number of rigs deployed on the acreage. More than half of our planned 2014 capital expenditures are in domestic oil properties which includes a goal of 62 oil wells (gross) in the Williston Basin, an increase of 25 percent versus 2013, and 40 oil wells (gross) in the Gallup Sandstone.
We will also continue to focus our natural gas drilling effort in the Piceance Basin because of our scale and efficiency of that operation combined with significant infrastructure already in place. We plan to deploy an average of nine drilling rigs in the Piceance Basin for 2014 which includes a drilling rig focused on the Niobrara Shale discussed below. Our initial goal was to increase production over current levels, however, our production in the Piceance Basin will be lower as a result of the sale of a portion of our working interests discussed below. Our drilling program in the Appalachian Basin will be limited to completions in 2014. We may resume development in 2015.
We will continue to focus on lowering costs through reduced drilling times, efficient use of pad design and completion activities, and negotiating lower costs for vendor goods and services. Additionally, we continue to review our general and administrative costs and services.
As previously disclosed in our Form 10-K, we had begun the process of forming a Master Limited Partnership (“MLP”) to which we would contribute mature, natural gas properties located in the Piceance Basin. In early 2014, an alternative transaction for these assets was considered. On May 6, 2014, we announced an agreement to sell a portion of our working interests in certain Piceance Basin wells to Legacy Reserves LP (“Legacy”) for $355 million cash, subject to closing adjustments and based on an effective date of January 1, 2014. The terms of the sale also provided us with a 10 percent ownership in a newly created class of incentive distribution rights (“IDR”) of Legacy. The working interests represent approximately 300 billion cubic feet of proved reserves, or approximately 6 percent of WPX’s year-end 2013 proved reserves. Production related to these working interests for January through May approximated 70 MMcfe/day of our production. The sale closed at the beginning of June and we received proceeds of $337 million, which is subject to post closing adjustments including settlement of production for April and May. Based on an estimated total value received at closing of $329 million which represents estimated final cash proceeds and an estimated fair value of the IDRs, we recorded a $195 million loss on the sale for the three and six months ended June 30, 2014.
Approximately 7 percent of our estimated annual capital spending in 2014 will be for exploratory drilling activities, primarily for further delineation of our Niobrara Shale discovery in the Piceance Basin. Our initial Niobrara Shale discovery well in the Piceance Basin produced 2.2 billion cubic feet of natural gas in the first year of operation. We drilled four additional wells in 2013, two of which are producing, one that is a vertical test well and one that will be plugged due to a casing issue in the lateral section before completion began. WPX is planning to re-drill this well later this year. Initial drilling and production results thus far have validated the existence of a highly pressured continuous gas accumulation in the Niobrara formations capable of producing pipeline-quality gas. Future drilling will focus on driving down costs while optimizing completion techniques to move this project to commercial development. We plan to double our Niobrara delineation drilling in 2014 with up to 8 wells expected and we also recently completed a 3-D seismic shoot in the Grand Valley field which brings our seismic coverage of our Piceance Valley acreage to 70 percent. We are also in the process of drilling test wells in other new areas. As of June 30, 2014, our total domestic capitalized well costs associated with our exploratory areas, including the Niobrara Shale in the Piceance Basin, totaled approximately $59 million. We will also continue to evaluate the purchase of leasehold in current exploratory plays and other areas.
We anticipate our total capital spending in 2014 will be approximately $1.8 billion, including acquisition capital. Through June 30, 2014, our capital expenditures totaled $728 million. Additionally, we are evaluating other transactions that would monetize certain of our assets and enable us to redeploy the sales proceeds in areas where there is an opportunity for a higher return.
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

Natural Gas	Jul - Dec 2014		2015
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed-price—Henry Hub	328	$4.21	182	$4.35
Swaptions—Henry Hub	50	$4.24	50	$4.38
Collars—Henry Hub	190	$ 4.04 - 4.66	50	$ 4.00 - 4.50
Basis swaps—Northeast	77	$(0.73)	—	$—
Basis swaps—Mid-Continent	285	$(0.15)	30	$(0.14)
Basis swaps—West	73	$0.13	20	$0.18
Basis swaps—Rockies	143	$(0.15)	150	$(0.11)

Crude Oil	Jul - Dec 2014		2015
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed-price—WTI	14,975	$96.01	15,736	$95.46
Swaptions—WTI	—	$—	6,132	$95.38

Natural Gas Liquids	Jul - Dec 2014
	Volume (Bbls/d)	Weighted Average Price ($/Gal)
Fixed-price—Mont Belvieu Ethane	3,261	$0.29
Fixed-price—Mont Belvieu Propane	489	$1.17
Fixed-price—Mont Belvieu Iso Butane	652	$1.37
Fixed-price—Mont Belvieu Normal Butane	652	$1.34
Fixed-price—Mont Belvieu Natural Gasoline	1,630	$2.06

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
Three Month-Over-Three Month Results of Operations
Revenue Analysis

	Three months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Domestic revenues:
Natural gas sales	$310	$310	$—	—%
Oil and condensate sales	194	121	73	60%
Natural gas liquid sales	54	58	(4)	(7)%
Total product revenues	558	489	69	14%
Gas management	231	205	26	13%
Net gain (loss) on derivatives not designated as hedges	(17)	78	(95)	NM
Other	3	1	2	200%
Total domestic revenues	$775	$773	$2	—%
Total international revenues	$39	$42	$(3)	(7)%
Total revenues	$814	$815	$(1)	—%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Revenues
Significant variances in the respective line items of domestic revenues are comprised of the following:

•
Natural gas sales remained flat as a $14 million increase related to higher sales prices was offset by a $14 million decrease related to lower production sales volumes. The decrease in our production sales volumes is primarily due to the level of development of our natural gas reserves in the low natural gas price environment experienced over the past two years and the impact of the sale of a portion of our working interests to Legacy (see Note 3 of Notes to Consolidated Financial Statements). Natural gas production from the Piceance Basin represents approximately 60 percent of our total domestic natural gas production. The following table reflects natural gas production prices and volumes for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013

Natural gas sales (per Mcf)	$3.62	$3.45
Impact of net cash received (paid) related to settlement of derivatives (per Mcf) (a)	(0.11)	(0.28)
Natural gas net price including derivative settlements (per Mcf)	$3.51	$3.17

Natural gas production sales volumes (MMcf)	85,998	90,022
Per day natural gas production sales volumes (MMcf/d)	945	989
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$73 million increase in oil and condensate sales reflects increased production sales volumes for the three months ended June 30, 2014 as compared to 2013. The increase in production sales volumes primarily relates to continued development drilling in the Williston Basin where the volumes were 18.8 MBbls per day for the three months ended June 30, 2014 compared to 12.3 MBbls per day for the same period in 2013. The San Juan Basin also had production of 3.0 MBbls per day for 2014 related to the Gallup Sandstone development. The following table reflects oil and condensate production prices and volumes for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013

Oil sales (per barrel)	$89.24	$87.76
Impact of net cash received (paid) related to settlement of derivatives (per barrel) (a)	(3.40)	3.75
Oil net price including derivative settlements (per barrel)	$85.84	$91.51

Oil and condensate production sales volumes (MBbls)	2,160	1,373
Per day oil and condensate production sales volumes (MBbls/d)	23.7	15.1
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$4 million decrease in natural gas liquids sales reflects decreased production sales volumes despite a higher price per barrel for the three months ended June 30, 2014 compared to the same period in 2013. The increased average per barrel price for natural gas liquids partially reflects a change in the composition of the barrel, as noted in the table below, due to lower ethane recovery rates. The following table reflects NGL production prices and volumes for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013

NGL sales (per barrel)	$33.58	$30.21
Impact of net cash received (paid) related to settlement of derivatives (per barrel) (a)	(0.30)	—
NGL net price including derivative settlements (per barrel)	$33.28	$30.21

NGL production sales volumes (MBbls)	1,625	1,895
Per day NGL production sales volumes (MBbls/d)	17.9	20.8
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.
The following table summarizes the composition of the Piceance NGL barrel for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014		2013
	% of barrel	$/gallon	% of barrel	$/gallon

Ethane	33%	$0.29	41%	$0.25
Propane	31%	$1.06	23%	$1.16
Iso-Butane	9%	$1.30	9%	$1.12
Normal Butane	8%	$1.25	8%	$1.10
Natural Gasoline	19%	$2.21	19%	$1.79

•
$26 million increase in gas management revenues primarily due to higher oil sales volumes. The increase in the sales price was greater than the increase in the purchase price as reflected in the $11 million increase in related gas management costs and expenses, discussed below.

•
$95 million unfavorable change in net gain (loss) on derivatives not designated as hedges primarily reflects a $105 million unfavorable change in unrealized gains (losses) on derivatives related to production, primarily natural gas and crude, partially offset by a $7 million increase in the unrealized gains related to gas management derivatives and a $3 million favorable change realized on derivatives for our production.

International Revenues
International revenues decreased primarily due to a decrease in 2014 in revenues realized from the government hydrocarbon subsidy program in Argentina.

Cost and operating expense and operating income (loss) analysis:

	Three months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$69	$63	$(6)	(10)%
Gathering, processing and transportation	96	110	14	13%
Taxes other than income	35	30	(5)	(17)%
Gas management, including charges for unutilized pipeline capacity	233	222	(11)	(5)%
Exploration	54	17	(37)	NM
Depreciation, depletion and amortization	206	217	11	5%
Loss on sale of working interests in the Piceance Basin	195	—	(195)	NM
General and administrative	71	69	(2)	(3)%
Other—net	1	5	4	80%
Total domestic costs and expenses	$960	$733	$(227)	(31)%
International costs and expenses:
Lease and facility operating	$8	$10	$2	20%
Gathering, processing and transportation	1	1	—	—%
Taxes other than income	7	6	(1)	(17)%
Exploration	3	3	—	—%
Depreciation, depletion and amortization	9	10	1	10%
General and administrative	3	5	2	40%
Other—net	2	(4)	(6)	NM
Total international costs and expenses	$33	$31	$(2)	(6)%
Total costs and expenses	$993	$764	$(229)	(30)%
Domestic operating income (loss)	$(185)	$40	$(225)	NM
International operating income	$6	$11	$(5)	(45)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Domestic Costs
Significant components on our domestic costs and expenses are comprised of the following:

•
$6 million increase in lease and facility operating expenses primarily relates to the impact of increased production in the Williston and San Juan Basins in relation to our overall portfolio partially offset by the impact of the sale of a portion of our working interests in certain Piceance Basin wells. Lease and facility operating expense averaged $0.64 per Mcfe for the three months ended June 30, 2014 compared to $0.59 per Mcfe for the same period in 2013.

•
Gathering, processing and transportation expenses averaged $0.89 per Mcfe for the three months ended June 30, 2014 compared to $1.00 per Mcfe for the same period in 2013. During the three months ended June 30, 2014, we recognized approximately $5 million related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company. Excluding the impact of this refund, the gathering, processing and transportation expenses would have averaged $0.93 per Mcfe for the three months ended June 30, 2014.

•
$5 million increase in taxes other than income from 2014 compared to 2013 relates to increased crude oil production volumes in the Williston Basin. Taxes other than income averaged $0.33 per Mcfe for the three months ended June 30, 2014 compared to $0.27 per Mcfe for the same period in 2013.

•
$11 million increase in gas management expenses primarily due to higher oil purchase volumes. The increase is partially reduced by approximately $11 million related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company. Also included in gas management expenses are

$12 million and $14 million for the three months ended June 30, 2014 and 2013, respectively, for unutilized pipeline capacity.

•
$37 million increase in exploration expenses primarily relates to impairments of exploratory area well costs and impairments of unproved leasehold costs in two exploratory plays for which management no longer intends to continue exploratory activities (see Note 3 of Notes to Consolidated Financial Statements).

•
$11 million decrease in depreciation, depletion and amortization primarily due to lower natural gas production volumes in 2014 compared to 2013 and the impact of impairments taken in 2013 in the Appalachia and Powder River Basins, partially offset by the impact of increased oil production which is at a higher rate per Mcfe. In addition, 2014 decreased due to the impact of the completion of the sale of a portion of our working interests in certain Piceance Basin wells. During the three months ended June 30, 2014, our depreciation, depletion and amortization averaged $1.89 per Mcfe compared to an average $1.98 per Mcfe for the same period in 2013.

•	$195 million loss on the sale of a portion of our working interests in certain Piceance Basin wells (see Note 3 of Notes to Consolidated Financial Statements).

•	General and administrative expense averaged $0.65 per Mcfe for the three months ended June 30, 2014 compared to $0.64 for the same period in 2013.
Consolidated results below operating income (loss)

	Three months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Consolidated operating income (loss)	$(179)	$51	$(230)	NM
Interest expense	(28)	(28)	—	—%
Interest capitalized	1	1	—	—%
Investment income and other	5	9	(4)	(44)%
Income (loss) before income taxes	(201)	33	(234)	NM
Provision (benefit) for income taxes	(68)	11	79	NM
Net income (loss)	(133)	22	(155)	NM
Less: Net income (loss) attributable to noncontrolling interests	2	4	(2)	(50)%
Net income (loss) attributable to WPX Energy, Inc.	$(135)	$18	$(153)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Provision for income taxes changed favorably due to pre-tax loss in 2014 compared to pre-tax income in 2013. See Note 6 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Six Month-Over-Six Month Results of Operations
Revenue Analysis

	Six months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Domestic revenues:
Natural gas sales	$689	$573	$116	20%
Oil and condensate sales	343	232	111	48%
Natural gas liquid sales	115	111	4	4%
Total product revenues	1,147	916	231	25%
Gas management	792	466	326	70%
Net gain (loss) on derivatives not designated as hedges	(212)	(16)	(196)	NM
Other	4	2	2	100%
Total domestic revenues	$1,731	$1,368	$363	27%
Total international revenues	$70	$78	$(8)	(10)%
Total revenues	$1,801	$1,446	$355	25%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Domestic Revenues
Significant variances in the respective line items of domestic revenues are comprised of the following:

•
$116 million increase in natural gas sales is primarily due to $142 million related to higher sales prices partially offset by $27 million related to lower production sales volumes. The decrease in our production sales volumes is due to the level of development of our natural gas reserves in the low natural gas price environment experienced over the past two years. Natural gas production from the Piceance Basin represents approximately 60 percent of our total domestic natural gas production. The following table reflects natural gas production prices and volumes for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013

Natural gas sales (per Mcf) (a)	$4.01	$3.18
Impact of net cash received (paid) related to settlement of derivatives (per Mcf) (b)	(0.31)	(0.14)
Natural gas net price including derivative settlements (per Mcf)	$3.70	$3.04

Natural gas production sales volumes (MMcf)	171,986	180,433
Per day natural gas production sales volumes (MMcf/d)	950	997
__________
(a) Includes $0.03 per Mcf impact of net cash received on derivatives designated as hedges for the six months ended June 30, 2013.
(b) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$111 million increase in oil and condensate sales reflects increased production sales volumes for 2014 compared to 2013. The increase in production sales volumes primarily relates to continued development drilling in the Williston Basin where the volumes were 17.2 MBbls per day for the first six months 2014 compared to 13.2 MBbls per day for the same period in 2013. The San Juan Basin also had production of 2.4 MBbls per day for 2014 related to the Gallup Sandstone development. The following table reflects oil and condensate production prices and volumes for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013

Oil sales (per barrel)	$87.90	$88.71
Impact of net cash received (paid) related to settlement of derivatives (per barrel) (a)	(2.90)	3.89
Oil net price including derivative settlements (per barrel)	$85.00	$92.60

Oil and condensate production sales volumes (MBbls)	3,898	2,614
Per day oil and condensate production sales volumes (MBbls/d)	21.5	14.4
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$4 million increase in natural gas liquids sales reflects higher NGL prices for 2014 compared to 2013 partially offset by lower production volumes. The increased average per barrel price for natural gas liquids partially reflects a change in the composition of the barrel, as noted in the table below, due to lower ethane recovery rates. The following table reflects NGL production prices and volumes for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013

NGL sales (per barrel)	$35.90	$29.21
Impact of net cash received (paid) related to settlement of derivatives (per barrel) (a)	(0.39)	—
NGL net price including derivative settlements (per barrel)	$35.51	$29.21

NGL production sales volumes (MBbls)	3,212	3,802
Per day NGL production sales volumes (MBbls/d)	17.7	21.0
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.
The following table summarizes the composition of the Piceance NGL barrel for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014		2013
	% of barrel	$/gallon	% of barrel	$/gallon

Ethane	32%	$0.29	39%	$0.25
Propane	32%	$1.17	29%	$0.98
Iso-Butane	9%	$1.35	8%	$1.41
Normal Butane	8%	$1.31	7%	$1.38
Natural Gasoline	19%	$2.16	17%	$2.11

•
$326 million increase in gas management revenues primarily due to higher average prices on physical natural gas sales as well as higher oil sales volumes. The higher natural gas prices reflect the benefit of an increase in natural gas prices at sales points utilizing contracted pipeline capacity in the Northeast primarily during the first quarter of 2014. The increase in the sales price was greater than the increase in the purchase price as reflected in the $159 million increase in related gas management costs and expenses, discussed below. The increase in gas management revenues was also partially offset by a $97 million unfavorable change in net gain (loss) related to derivatives associated with gas management activities which are included in net gain (loss) on derivatives not designated as hedges, a separate line on the Consolidated Statements of Operations, and is discussed below.

•
$196 million unfavorable change in net gain (loss) on derivatives not designated as hedges primarily reflects $122 million unfavorable change realized on gas management derivatives, $52 million increase in loss realized on derivatives for our production, primarily natural gas and crude, and a $47 million unfavorable change in unrealized gains (losses) on derivatives related to production, primarily natural gas and crude. The unfavorable changes were partially offset by a $25 million favorable change in the unrealized portion of gas management derivatives.

International Revenues
International revenues decreased primarily due to a decrease in 2014 in revenues realized from the government hydrocarbon subsidy program in Argentina.
Cost and operating expense and operating income (loss) analysis

	Six months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$140	$130	$(10)	(8)%
Gathering, processing and transportation	202	216	14	6%
Taxes other than income	76	59	(17)	(29)%
Gas management, including charges for unutilized pipeline capacity	624	465	(159)	(34)%
Exploration	69	35	(34)	(97)%
Depreciation, depletion and amortization	403	441	38	9%
Loss on sale of working interests in the Piceance Basin	195	—	(195)	NM
General and administrative	139	138	(1)	(1)%
Other—net	3	11	8	73%
Total domestic costs and expenses	$1,851	$1,495	$(356)	(24)%
International costs and expenses:
Lease and facility operating	$16	$18	$2	11%
Gathering, processing and transportation	1	2	1	50%
Taxes other than income	13	12	(1)	(8)%
Exploration	3	4	1	25%
Depreciation, depletion and amortization	19	17	(2)	(12)%
General and administrative	7	8	1	13%
Other—net	3	(3)	(6)	NM
Total international costs and expenses	$62	$58	$(4)	(7)%
Total costs and expenses	$1,913	$1,553	$(360)	(23)%
Domestic operating income (loss)	$(120)	$(127)	$7	6%
International operating income	$8	$20	$(12)	(60)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Domestic Costs
Significant components on our domestic costs and expenses are comprised of the following:

•
$10 million increase in lease and facility operating expenses primarily relates to the impact of increased production in the Williston and San Juan Basins in relation to our overall portfolio. Lease and facility operating expense averaged $0.66 per Mcfe for the six months ended June 30, 2014 compared to $0.60 for the same period in 2013.

•
Gathering, processing and transportation charges averaged $0.94 per Mcfe for 2014 and $0.99 per Mcfe for 2013. During the six months ended June 30, 2014, we recognized approximately $5 million related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company. Excluding the impact of this refund, the gathering, processing and transportation expenses would have averaged $0.96 for the six months ended June 30, 2014.

•
$17 million increase in taxes other than income primarily relates to increased oil production volumes and higher natural gas prices. Taxes other than income averaged $0.36 per Mcfe for the six months ended June 30, 2014 compared to $0.27 per Mcfe for the same period in 2013.

•
$159 million increase in gas management expenses, primarily due to higher average prices on physical natural gas cost of sales as well as higher oil purchase volumes. Additionally in 2014, we recognized approximately $11 million related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company. Also included in gas management expenses are $28 million and $27 million for the six months ended June 30, 2014 and 2013, respectively, for unutilized pipeline capacity.

•
$34 million increase in exploration expenses primarily relates to impairments of exploratory area well costs and impairments of unproved leasehold costs in two exploratory plays for which management no longer intends to continue exploratory activities (see Note 3 of Notes to Consolidated Financial Statements).

•
$38 million decrease in depreciation, depletion and amortization primarily due to lower production volumes in 2014 compared to 2013 and the impact of impairments taken in 2013 in the Appalachia and Powder River Basins. In addition, 2014 decreased due to the impact of the completion of the sale of a portion of our working interests to Legacy. During the six months ended June 30, 2014, our depreciation, depletion and amortization averaged $1.88 per Mcfe compared to an average $2.01 per Mcfe for the same period in 2013.

•	$195 million loss on the sale of a portion of our working interests in certain Piceance Basin wells (see Note 3 of Notes to Consolidated Financial Statements).

•	General and administrative expense averaged $0.65 per Mcfe for the six months ended June 30, 2014 compared to $0.63 per Mcfe for the same period in 2013.
Consolidated results below operating income (loss)

	Six months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Consolidated operating income (loss)	$(112)	$(107)	$(5)	(5)%
Interest expense	(57)	(54)	(3)	(6)%
Interest capitalized	1	2	(1)	(50)%
Investment income and other	9	16	(7)	(44)%
Income (loss) before income taxes	(159)	(143)	(16)	(11)%
Provision (benefit) for income taxes	(45)	(52)	(7)	(13)%
Net income (loss)	(114)	(91)	(23)	(25)%
Less: Net income (loss) attributable to noncontrolling interests	3	7	(4)	(57)%
Net income (loss) attributable to WPX Energy, Inc.	$(117)	$(98)	$(19)	(19)%
Provision for income taxes changed unfavorably in 2014 compared to 2013. See Note 6 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods. Also, we recorded an additional $9 million of deferred tax expense in the first quarter of 2014 to accrue for the impact of new legislation. Tax reform legislation was enacted by the state of New York on March 31, 2014 and has an impact on us as a result of our marketing activities in the state. Key components of this reform measure relative to our business include water’s edge unitary combined reporting, single sales factor apportionment and the application of “economic nexus” to corporations with sales of $1 million or more to New York customers.
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
We note the following assumptions for 2014:

•	Our capital expenditures, including international, are estimated to be approximately $1.8 billion, including acquisition capital, and are generally considered to be largely discretionary; and

•
Apco’s liquidity requirements will continue to be provided from its cash flows from operations and cash on hand. Included in our cash and cash equivalents at June 30, 2014 is $33 million related to our international operations.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	Lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices;

•	Lower than expected proceeds from asset sales;

•	Higher than expected collateral obligations that may be required, including those required under new commercial agreements;

•	Significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold acreage; and

•	Reduced access to our credit facility.
Liquidity
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
Under the Credit Facility Agreement we are currently required to maintain a ratio of net present value of projected future cash flows from proved reserves to Consolidated Indebtedness (each as defined in the Credit Facility Agreement) of at least 1.50 to 1.00. Net present value is determined as of the end of each fiscal year and reflects the present value, discounted at 9 percent, of projected future cash flows of domestic proved oil and gas reserves (such cash flows are adjusted to reflect the impact of hedges, our lenders’ commodity price forecasts, and, if necessary, to include only a portion of our reserves that are not proved developed producing reserves). Additionally, the terms of the Credit Facility Agreement require adjustment of the net present value for quarterly compliance if the aggregate fair value of certain asset sales during the year is greater than $200 million. As a result of the sale of a portion of our working interests in the Piceance Basin (see Note 3 of Notes to Consolidated Financial Statements), our access to the $1.5 billion credit facility is limited to approximately $1.3 billion.
Sources (Uses) of Cash

	Six months ended June 30,
	2014	2013
	(Millions)
Net cash provided (used) by:
Operating activities	$520	$289
Investing activities	(395)	(541)
Financing activities	(114)	191
Increase (decrease) in cash and cash equivalents	$11	$(61)

Operating activities
Our net cash provided by operating activities for the six months ended June 30, 2014 increased from the same period in 2013 primarily due to the increase in our operating results related to higher natural gas and natural gas liquids prices and higher oil volumes.
Investing activities
Expenditures for domestic drilling and completion were $604 million and $450 million for the six months ended June 30, 2014 and 2013, respectively. Domestic land acquisitions were $57 million and $27 million during the six months ended June 30, 2014 and 2013, respectively. In addition, expenditures for international were $36 million and $29 million for the six months ended June 30, 2014 and 2013, respectively.
During the second quarter of 2014, we received proceeds of $337 million (subject to post-closing adjustments) for the sale of a portion of our working interests in certain Piceance Basin wells to Legacy (see Note 3 of Notes to Consolidated Financial Statements).
Financing activities
Net cash used by financing activities in 2014 primarily relates to repayments of our revolving credit facility (see Note 5 of Notes to Consolidated Financial Statements) in excess of amounts borrowed to partially fund capital expenditures in the first half of 2014. Net cash provided by financing activities in 2013 primarily relates to borrowings under our revolving credit facility to partially fund capital expenditures in the first half of 2013.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at June 30, 2014 or at December 31, 2013.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first six months of 2014.
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

Trading
Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was less than a net liability of $1 million at June 30, 2014 and a net liability of $1 million at December 31, 2013. The value at risk for contracts held for trading purposes was zero at June 30, 2014 and less than $1 million at December 31, 2013.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our natural gas and crude oil purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net liability of $92 million and $64 million at June 30, 2014 and December 31, 2013, respectively.
The value at risk for derivative contracts held for nontrading purposes was $19 million at both June 30, 2014 and December 31, 2013. During the last 12 months, our value at risk for these contracts ranged from a high of $19 million to a low of $12 million.

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
Second-Quarter 2014 Changes in Internal Controls
There have been no changes during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
The information called for by this item is provided in Note 7 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2013, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of June 30, 2014.
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

10.11
WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011) (1)

10.12
Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.13
Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herin by reference to Exhibit 10.13 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (1)

10.14
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herin by reference to Exhibit 10.14 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (1)

10.15
Form of Stock Option Agreement between WPX Energy, Inc. and Section 16 Executive Officers (incorporated herin by reference to Exhibit 10.15 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (1)

10.16
WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.17
WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.18
Agreement, dated December 17, 2013, between WPX Energy, Inc. and Taconic Capital Advisors LP (incorporated herein by reference to Exhibit 99.1 to WPX Energy, Inc.'s Current report on Form 8-K filed with the SEC on December 18, 2013)

10.19
Retirement Agreement, dated December 16, 2013, between WPX Energy, Inc. and Ralph A. Hill (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.'s Current report on Form 8-K filed with the SEC on December 17, 2013)

10.20
Severance Agreement, dated February 18, 2014, between WPX Energy, Inc. and Neal A. Buck (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.'s current report on Form 8-K filed with the SEC on February 19, 2014) (1)

10.21
Employment Agreement, dated April 29, 2014, between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on 8-K filed with the SEC on May 2, 2014) (1)

10.22
Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on 8-K filed with the SEC on May 2, 2014) (1)

10.23
Form of 2014 Time-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on 8-K filed with the SEC on May 2, 2014) (1)

10.24
Form of 2014 Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current Report on 8-K filed with the SEC on May 2, 2014) (1)

10.25
Form of Time-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.5 to WPX Energy, Inc.’s Current Report on 8-K filed with the SEC on May 2, 2014) (1)

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
Date: August 6, 2014