Form 10-K
period 2014-12-31
WPX ENERGY, INC.
filed 2015-02-26
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $4,832,711,197.
The number of shares outstanding of the registrant’s common stock outstanding at February 25, 2015 was 203,877,415.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
Mboe—means one thousand barrels of oil equivalent.
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
WPX ENERGY, INC.
Incorporated in 2011, we are an independent natural gas and oil exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting our significant natural gas reserves base and related NGLs in the Piceance Basin of the Rocky Mountain region, and on developing and growing our oil positions in the Williston Basin in North Dakota and the San Juan Basin in the southwestern United States.
We have built a geographically diverse portfolio of natural gas and oil reserves through organic development and strategic acquisitions. Our domestic proved reserves at December 31, 2014 were 4,360 Bcfe. Our domestic reserves reflect a mix of 72 percent natural gas, 18 percent crude oil and 10 percent NGLs. During 2014, we replaced our domestic production for all commodities at a rate of 94 percent. For oil alone, we replaced 421 percent of our oil production. Our Piceance Basin operations form the majority of our proved reserves and current production, providing a low-cost, scalable asset base.
Our principal areas of operation are the Piceance Basin in Colorado, the Williston Basin in North Dakota, and the San Juan Basin in New Mexico and Colorado. Our principal executive office is located at 3500 One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 855-979-2012.

BUSINESS OVERVIEW AND PROPERTIES
Our Business Strategy
Our business strategy is to increase shareholder value by increasing production over time of oil, natural gas, and NGLs, expanding our margins, and finding and developing reserves.

•
Focused, Long-Term Portfolio Management. We are focused on long-term profitable growth. Our objective over time is to grow our production within our cash flow. With that in mind, we continuously evaluate the performance of our assets and, when appropriate, we consider divestitures of assets that are underperforming or which are no longer a part of our strategic focus. With regard to our core assets in the Piceance, Williston, and San Juan Basins, we expect to allocate capital to the most profitable opportunities based on commodity price cycles and other market conditions, enabling us to grow our reserves and production in a manner that maximizes our returns on investments.

•
Build Asset Scale. We expect to opportunistically acquire acreage positions in areas where we feel we can establish significant scale and replicate cost-efficient development practices. We may also consider other “bolt-on” transactions that are directed at driving operational efficiencies through increased scale. We can manage costs by focusing on the establishment of large scale, contiguous acreage blocks where we can operate a majority of the properties. We believe this strategy allows us to better achieve economies of scale and apply continuous technological improvements in our operations. We have a history of acquiring undeveloped properties that meet our expected return requirements and other acquisition criteria to expand upon our existing positions as well as acquiring undeveloped acreage in new geographic areas that offer significant resource potential.

•
Margin Expansion thru Focus on Costs. We believe we can expand our margins by focusing on opportunities to reduce our cost structure. As we rationalize our portfolio and reduce our areas of focus to core basins, we have the opportunity to improve our cost structure and ensure that our organization is in alignment with our margin growth objectives.

•
Continue Oil Development and Increase Optionality. We believe that efforts to develop our oil properties will yield a more balanced commodity mix in our production, providing us with the option of focusing on the commodity with the best returns under different market conditions. This optionality, we believe, will place us in a position where we can better protect and grow our cash flows. We have engaged and will continue to engage in commodity derivative hedging activities to maintain a degree of cash flow stability. Typically, we target hedging approximately 50 percent of expected revenue from domestic production during a current calendar year in order to strike an appropriate balance of commodity price upside with cash flow protection, although we may vary from this level based on our perceptions of market risk. We have hedged approximately three-fourths of our anticipated 2015 natural gas production at a weighted average price of $4.10 per MMbtu, and approximately two-thirds of anticipated 2015 oil production at a weighted average price of $94.88 per barrel.

Significant Properties
Our principal areas of operation are the Piceance Basin, Williston Basin and San Juan Basin.
Piceance Basin
We entered the Piceance Basin in May 2001 with the acquisition of Barrett Resources and since that time have grown to become the largest natural gas producer in Colorado. Our Piceance Basin properties currently comprise our largest area of concentrated development drilling. We operate 4,742 wells in the Piceance Basin and also own interest in 318 wells operated by others. We hold 196,149 net acres in the Piceance Basin.
During 2014, we operated an average of 8.5 drilling rigs in the basin, including 6.2 in the Piceance Valley, 1.6 in the Piceance Highlands and 0.7 in the Piceance Niobrara. In response to lower commodity prices, we expect to operate 3.5 rigs in the Piceance Basin in 2015. In 2014, we had an average of 564 MMcf per day of net gas production from our Piceance Basin properties along with an average of 14.7 Mbbls per day of NGLs and 1.9 Mbbls per day of condensate recovered from our Piceance Basin properties. Capital expenditures were approximately $523 million which included the completion of 269 gross (252 net) wells in 2014. As of December 31, 2014, another 46 gross operated wells were awaiting completions. A large majority of our natural gas production in this basin currently is gathered through a system owned by Williams Partners L.P. and delivered to markets through a number of interstate pipelines.
The Piceance Basin is located in northwestern Colorado. Our operations in the basin are divided into two areas: the Piceance Valley and the Piceance Highlands. Our Piceance Valley area includes operations along the Colorado River valley and is the more developed area where we have produced consistent, repeatable results. The Piceance Highlands, which are those areas at higher elevations above the river valley, contain vast development opportunities that position us well for growth in the future as infrastructure expands and efficiency improvements continue. Our development activities in the basin are primarily focused on the Williams Fork section within the Mesaverde formation. The Williams Fork can be over 2,000 feet in thickness and is comprised of multiple tight, interbedded, lenticular sandstone lenses encountered at depths ranging from 6,000 to 9,000 feet. In order to maximize producing rates and recovery of natural gas reserves we must hydraulically fracture the well using a fluid system comprised of 99 percent water and sand. Advancements in completion technology, including the use of microseismic data, have enabled us to more effectively stimulate the reservoir and recover a greater percentage of the natural gas in place.
In early 2013, we announced a successful discovery in the Niobrara Shale formation which has the potential to significantly increase our natural gas reserves and daily production in future years. The discovery well produced an initial high of 16 MMcf per day at a flowing pressure of 7,300 pounds per square inch. Additional drilling thus far has validated the existence of a highly pressured continuous gas accumulation capable of producing pipeline quality gas. Future drilling will focus on driving down costs while optimizing completion techniques. The Niobrara and Mancos Shales are generally located at depths of 10,000 to 13,000 feet. We have the lease rights to approximately 160,000 net acres of the Niobrara/Mancos Shale play that underlies our expansive leasehold position in the Piceance Basin. Substantial gathering and processing infrastructure is in place to accommodate additional gas volumes from the area, as is take-away capacity from the basin. Gas produced from the Niobrara and Mancos Shales can be processed without modification to existing gas treatment facilities.
Williston Basin
In December 2010, we acquired leasehold positions of approximately 85,800 net acres in the Williston Basin. All of these properties are on the Fort Berthold Indian Reservation in North Dakota and we are the primary operator. Based on our geologic interpretation of the Bakken formation, the evolution of completion techniques, our own drilling results as well as the publicly available drilling results for other operators in the basin, we believe that a substantial portion of our Williston Basin acreage is prospective in the Bakken and Three Forks formations, the primary targets for all of the well locations in our current drilling inventory. We operate 177 wells in the Williston Basin and also own interest in 19 wells operated by others. We hold 85,483 net acres in the Williston Basin.
During 2014, we operated an average of 4.8 rigs on our Williston Basin properties and we had an average of 22.3 Mboe per day of net production from our Williston Basin wells. In response to lower oil prices we expect to operate 1.4 rigs in the Williston Basin in 2015. Capital expenditures were approximately $632 million which included the completion of 55 gross (45 net) wells in 2014. As of December 31, 2014, another 25 gross operated wells were awaiting completion.
We are developing oil reserves through horizontal drilling in the Middle Bakken and the Upper Three Forks Shale oil formations. Based on our subsurface geological analysis, we believe that our position lies in an area of the basin with substantial potential recovery for Bakken and Three Forks formation oil.
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
The Three Forks formation, generally found immediately under the Bakken formation, has also proven to contain productive reservoir rock. The Three Forks formation typically consists of interbedded dolomites and shale with local development of a discontinuous sandy member at the top, known as the Sanish Sand. The Three Forks formation is an unconventional carbonate play. Similar to the Bakken formation, the Three Forks formation is being exploited utilizing the same horizontal drilling and advanced completion techniques as the Bakken development. Drilling in the Three Forks formation began in mid-2008 and many operators are drilling wells targeting this formation.
Our acreage in the Williston Basin, as well as a portion of our acreage in the Piceance Basin, is leased to us by or with the approval of the federal government or its agencies, and is subject to federal authority, the National Environmental Policy Act (“NEPA”), the Bureau of Indian Affairs or other regulatory regimes that require governmental agencies to evaluate the potential environmental impacts of a proposed project on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining project permits or approvals and could result, in certain instances, in the cancellation of existing leases.
San Juan Basin
We first acquired properties in the San Juan Basin as part of The Williams Companies, Inc. (“Williams”) acquisition of Northwest Energy in 1983. Our San Juan Basin properties include holdings across the basin producing primarily from the Mesaverde, Fruitland Coal and Mancos Shale formations which are predominantly gas bearing. We operate four units in New Mexico (Rosa, Cox Canyon, Northwest Lybrook and South Chaco) and also operate the Northeast Chaco CA (Communitized Area), as well as a number of non-unit properties.  We operate in three major areas of Colorado (Northwest Cedar Hills, Ignacio and Bondad). We operate 945 wells in the San Juan Basin and also own interest in 2,319 wells operated by other operators in New Mexico and Colorado. We hold approximately 134,000 net acres in the gas window of the basin.
In 2013, we announced a successful oil discovery in the Mancos Gallup Sandstone in the San Juan Basin that has the potential to significantly increase our oil production and reserves in future years. In 2014, we announced that we executed multiple transactions to own or control over 53,000 additional acres in the heart of the San Juan Basin’s Gallup oil window. At December 31, 2014, our leasehold position in the oil window of the San Juan Basin was approximately 85,000 net acres of which we own or control, and we are targeting additional acreage.
During 2014, we operated an average of 2.3 rigs in the San Juan Basin on our oil properties and we expect to operate 2.3 rigs in the San Juan Basin in 2015. We had an average of 139 MMcfe per day of net production from our San Juan Basin properties which included 3.9 Mbbls per day of oil. Capital expenditures were approximately $568 million which included the completion of 47 gross (44 net) wells from our oil properties. As of December 31, 2014, another 10 gross operated wells were awaiting completion.
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
Some of our acreage in the San Juan Basin is leased to us by or with the approval of the federal government or its agencies, including the United States Forest Service, Bureau of Land Management (“BLM”), the Bureau of Indian Affairs, and the Federal Indian Minerals Office. These particular leases are subject to federal authority, including the National Environmental Policy Act, and require governmental agencies to evaluate the potential environmental impacts of a proposed project on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining both permits to drill and rights of way.
Other Properties
Our other holdings, amounting to approximately 3 percent of our assets, are primarily comprised of gas reserves in the Appalachian Basin in Pennsylvania. Approximately 95 percent of our Appalachian Basin assets were sold in January 2015.
Acquisitions and Divestitures
On June 4, 2014, we announced that we had completed the sale of working interests in some of our historical Piceance Basin wells to Legacy Reserves LP for a sales price of $355 million subject to customary post-closing adjustments. Our undeveloped locations in the Piceance Basin were not included in the transaction, which was limited to a graduated working interest in certain of our proved developed producing wells drilled prior to 2009. The working interests represented approximately 300 Bcfe of proved reserves, or approximately 6 percent of our year-end 2013 proved reserves.
On August 18, 2014, we announced that we have agreed to sell our remaining mature, coalbed methane holdings in the Powder River Basin for $155 million in cash. We continue to negotiate the divestiture. The original sales agreement was scheduled to terminate February 13, 2015, but both parties agreed to extend the time table. If the agreement does not successfully close in March, WPX has the option to terminate the transaction. Additionally, we have recorded an impairment of $45 million in December 2014 to reduce the net assets to the probability weighted average of estimated sales prices that may be achieved. Reserves in the basin are estimated to be 200 Bcfe and fourth-quarter production was 143 MMcf per day, which includes operated and non-operated working interests in approximately 5,000 wells. Since 2011, our drilling activities in the basin have been minimal therefore resulting in declining production and production in the basin has amounted to less than 13 percent of our total domestic annual production in 2014. In our financial statements, we have reclassified our Powder River operations as discontinued operations in accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification.
On August 26, 2014, we announced that we closed an agreement to jointly develop nearly 400 future wells in our Trail Ridge properties in the Piceance Basin with TRDC LLC, a subsidiary of Houston-based G2X Energy. As part of the joint agreement, we received $40 million in cash for 49 percent of our working interest in approximately 100 proved developed producing Trail Ridge wells in the Piceance Basin. During the carry period we will pay 28 percent of the Trail Ridge development and receive 51 percent of the production and reserves until TRDC has completed its $170 million funding commitment. The joint development agreement is for the Williams Forks and Iles formations and does not include deeper opportunities in the Mancos and Niobrara shales.
On January 29, 2015, we announced that we had completed the disposition of our international interests upon the successful merger of Apco Oil and Gas International Inc. (“Apco”) with a subsidiary of privately held Pluspetrol Resources Corporation. We received approximately $294 million for the disposition of our 69 percent controlling equity interest in Apco. In connection with the transaction, we also sold additional Argentina-related assets to Pluspetrol. Together, these non-operated international holdings comprised less than 5 percent of our 2014 year-end proved reserves. In our financial statements, we have reclassified our international operations to discontinued operations in accordance with the provision of “Presentation of Financial Statements” in the Accounting Standards Codification.
On February 2, 2015, we announced that we had completed the sale of our operations in northeast Pennsylvania, including the release of certain firm transportation capacity, to Southwestern Energy Company, for approximately $300 million. The transaction included physical operations covering approximately 46,700 acres, roughly 50 million cubic feet per day of net natural gas production, and 63 operated horizontal wells, primarily in Susquehanna County, Pennsylvania. The transfer in the firm transportation capacity in connection with the sale resulted in our release from approximately $24 million per year in annual demand obligations associated with the transport.
In 2014, we executed multiple transactions to control approximately 53,000 additional acres in the heart of the San Juan Basin’s Gallup oil window. These transactions included 28 Bcfe of proved reserves. We may from time to time dispose of producing properties and undeveloped acreage positions if we believe they no longer fit into our strategic plan.
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
Reserves and Production Information
We have significant oil and gas producing activities primarily in the Piceance, Williston and San Juan Basins located in the United States. Prior to the divestiture in January 2015, we had international oil and gas producing activities, primarily in Argentina. Proved reserves related to international activities were less than 5 percent of our total international and domestic proved reserves as of December 31, 2014. Accordingly, unless specifically stated otherwise, the information in the remainder of this Item 1 relates only to the oil and gas activities in the United States.

Oil and Gas Reserves
The following table sets forth our estimated domestic net proved developed and undeveloped reserves expressed by product and on a natural gas equivalent basis for the reporting periods December 31, 2014, 2013 and 2012.

	As of December 31, 2014
	Gas (MMcf)	Oil (Mbbls)	NGL (Mbbls)	Equivalent (MMcfe)%
Proved Developed	2,089,974	60,012	43,955	2,713,770	62%
Proved Undeveloped	1,059,617	70,817	26,885	1,645,831	38%
Total Proved-Domestic	3,149,591	130,829	70,840	4,359,601

	As of December 31, 2013
	Gas (MMcf)	Oil (Mbbls)	NGL (Mbbls)	Equivalent (MMcfe)%
Proved Developed	2,265,204	36,828	48,587	2,777,695	58%
Proved Undeveloped	1,364,552	66,102	37,128	1,983,930	42%
Total Proved-Domestic	3,629,756	102,930	85,715	4,761,625

	As of December 31, 2012
	Gas (MMcf)	Oil (Mbbls)	NGL (Mbbls)	Equivalent (MMcfe)%
Proved Developed	2,170,681	23,740	64,910	2,702,579	60%
Proved Undeveloped	1,198,392	52,807	45,449	1,787,928	40%
Total Proved-Domestic	3,369,073	76,547	110,359	4,490,507

The following table sets forth our estimated domestic net proved reserves for our largest areas of activity expressed by product and on a gas equivalent basis as of December 31, 2014.

	As of December 31, 2014
	Gas (MMcf)	Oil (MBbls)	NGL (MBbls)	Equivalent (MMcfe)
Piceance Basin	2,162,071	7,649	54,430	2,534,548
Williston Basin	50,297	101,324	9,542	715,495
San Juan Basin	426,263	21,778	6,647	596,812
Appalachian Basin(a)	297,801	—	—	297,801
Powder River Basin(a)	200,089	—	—	200,089
Other	13,070	78	221	14,856
Total Proved-Domestic	3,149,591	130,829	70,840	4,359,601
__________

(a)	Includes assets held for sale as of December 31, 2014 (see Note 2 and Note 4 of Notes to Consolidated Financial Statements).
We prepare our own reserves estimates and approximately 88 percent of our reserves are audited by Netherland, Sewell & Associates, Inc. (“NSAI”).
We have not filed on a recurring basis estimates of our total proved net oil, NGL, and gas reserves with any U.S. regulatory authority or agency other than with the U.S. Department of Energy and the SEC. The estimates furnished to the Department of Energy have been consistent with those furnished to the SEC.
Our 2014 year-end estimated proved reserves reflect an average natural gas price of $4.01 per Mcf, an average oil price of $83.62 per barrel and average NGL price of $40.40 per barrel. These prices were calculated from the 12-month average, first-of-the-month price for the applicable indices for each basin as adjusted for respective location price differentials. During 2014, we added 691 Bcfe of extensions and discoveries to our proved reserves. During 2014, we participated in the drilling of 479 gross wells at a net capital cost of approximately $1,454 million, which includes costs associated with exploratory wells.

Proved reserves reconciliation
The 691 Bcfe of extensions and discoveries reflects 189 Bcfe added for drilled locations and 502 Bcfe added for new proved undeveloped locations. The extensions and discoveries were primarily in the Piceance, Williston and San Juan Basins. The acquisitions of 37 Bcfe were primarily in the San Juan Basin. The divestitures of 377 Bcfe were primarily in the Piceance Basin. The overall net negative revisions of 325 Bcfe reflects 97 Bcfe of net positive revisions made to developed reserves and 422 Bcfe of net negative revisions made to undeveloped reserves.
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
The preparation of our year-end reserves report is a formal process. Early in the year, we begin with a review of the existing internal processes and controls to identify where improvements can be made from the prior year’s reporting cycle. Later in the year, the reserves staffs from the asset teams submit their preliminary reserves data to the reserves analysis department. After review by the reserves analysis department, the data is submitted to NSAI to begin their audits. Reserves data analysis and further review are then conducted and iterated between the asset teams, reserves analysis department and NSAI. In early December, reserves are reviewed with senior management. The process concludes upon receipt of the audit letter from NSAI.
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
Approximately 88 percent of our total year-end 2014 domestic proved reserves estimates were audited by NSAI. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures used to prepare the December 31, 2014 reserves estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, prepared by us. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
The technical person primarily responsible for overseeing preparation of the reserves estimates and the third party reserves audit is our Director of Reserves and Production Services. The Director’s qualifications include 32 years of reserves evaluation experience, a B.S. in geology from the University of Texas at Austin, an M.S. in Physical Sciences from the University of Houston and membership in the American Association of Petroleum Geologists and The Society of Petroleum Engineers.
Proved undeveloped reserves
The majority of our reserves is concentrated in unconventional tight-sands, shale and coal bed gas reservoirs. We use available geoscience and engineering data to establish drainage areas and reservoir continuity beyond one direct offset from a producing well, which provides additional proved undeveloped reserves. Inherent in the methodology is a requirement for significant well density of economically producing wells to establish reasonable certainty. In fields where producing wells are less concentrated, generally only direct offsets from proved producing wells were assigned the proved undeveloped reserves classification. No new technologies were used to assign proved undeveloped reserves.
At December 31, 2014, our proved undeveloped reserves were 1,646 Bcfe, a decrease of 338 Bcfe from our December 31, 2013 proved undeveloped reserves estimate of 1,984 Bcfe and represents 38 percent of our total proved reserves. During 2014, 394 Bcfe of our December 31, 2013 proved undeveloped reserves were converted to proved developed reserves at a cost of $592 million. This represents a proved undeveloped conversion rate of 19.9 percent. Of the converted reserves, 69 percent were in the Piceance Basin primarily in the Williams Fork formations, 25 percent were in the Bakken and Three Forks formations in the Williston Basin, and the other 6 percent were in all other production areas combined.
In 2014, net revisions for our proved undeveloped reserves were 422 Bcfe. Net negative revisions of 363 Bcfe were due to a reduction in near-term drilling capital estimates and the related limitations imposed by the SEC five year rules. Of the 363 Bcfe, 62 percent relates to the Piceance Basin, 17 percent relates to our San Juan Basin legacy assets, 11 percent in our Williston Basin assets and 10 percent for all other production areas. Net downward revision of 122 Bcfe is primarily due to re-spacing and field studies in the Piceance, Appalachian and Williston Basins. Revisions due to economics resulted in net upward revisions of 23 Bcfe. Revisions to proved undeveloped reserves that were on the books at December 31, 2013 and December 31, 2014 show an upward increase of 40 Bcfe.
All proved undeveloped locations are scheduled to be drilled within the next five years based on current expectations. Development drilling schedules are subject to revision and reprioritization throughout the year resulting from unknown factors such as the relative success of individual developmental drilling prospects, rig availability, title issues or delays and the effect that acquisitions or dispositions may have on prioritizing developmental drilling plans for maximizing returns of capital spent.

Oil and Gas Production, Production Prices and Production Costs
Production Sales Data
The following table summarizes our net production sales volumes, including those in the Appalachian Basin, for the years indicated, but excludes our Powder River Basin and international operations which are classified as discontinued operations.

	Year Ended December 31,
	2014	2013	2012
Natural Gas (MMcf)
U.S.
Piceance Basin	205,853	219,317	246,179
Other	74,533	76,617	74,983
Total	280,386	295,934	321,162
Oil (Mbbls)
U.S.
Williston Basin	7,123	4,828	3,487
Other	2,121	1,091	907
Total	9,244	5,919	4,394
NGLs (Mbbls)
U.S.
Piceance Basin	5,352	6,963	10,075
Other	898	452	317
Total	6,250	7,415	10,392
Combined Equivalent Volumes (MMcfe)	373,352	375,940	409,877
Combined Equivalent Volumes (Mboe)	62,225	62,657	68,313
Average Daily Combined Equivalent Volumes (MMcfe/d)
U.S.
Piceance Basin	663	727	852
Other	360	303	268
Total	1,023	1,030	1,120

Net production sales data for our Powder River Basin and international operations are presented in the table below.

	Year Ended December 31,
	2014	2013	2012
Natural Gas (MMcf)
Powder River Basin	55,042	63,529	76,321
International	7,423	6,534	7,061
Total	62,465	70,063	83,382
Oil (Mbbls)
Powder River Basin	1	8	—
International	2,142	2,032	2,178
Total	2,143	2,040	2,178
NGLs (Mbbls)
Powder River Basin	—	6	—
International	160	167	181
Total	160	173	181
Combined Equivalent Volumes (MMcfe)	76,286	83,347	97,539
Combined Equivalent Volumes (Mboe)	12,714	13,891	16,257

Domestic realized average price per unit

The following table summarizes our domestic sales prices, including the Appalachian Basin, for the years indicated, but excludes our Powder River Basin operations which are classified as discontinued operations.

	Year Ended December 31,
	2014	2013	2012
Natural gas(a):
Natural gas excluding all derivative settlements (per Mcf)	$3.57	$3.01	$2.40
Impact of hedges (per Mcf)	—	0.02	1.32
Natural gas including hedges (per Mcf)	3.57	3.03	3.72
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per Mcf)	(0.10)	(0.07)	0.04
Natural gas net price including all derivative settlements (per Mcf)	$3.47	$2.96	$3.76
Oil(a):
Oil excluding all derivative settlements (per barrel)	$78.32	$90.21	$83.34
Impact of hedges (per barrel)	—	—	2.23
Oil including hedges (per barrel)	78.32	90.21	85.57
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)	2.01	1.52	0.35
Oil net price including all derivative settlements (per barrel)	$80.33	$91.73	$85.92
NGL(a):
NGL excluding all derivative settlements (per barrel)	$32.79	$30.72	$28.56
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)	1.12	0.08	1.56
NGL net price including all derivative settlements (per barrel)	$33.91	$30.80	$30.12

Combined commodity price per Mcfe, including all derivative settlements	$5.17	$4.41	$4.55
 __________
(a) Realized average prices reflect market prices, net of fuel, shrink, transportation and fractionation, and processing.

Domestic expenses per Mcfe

The following table summarizes our domestic costs, including costs in the Appalachian Basin, for the years indicated and excludes our Powder River Basin operations which are classified as discontinued operations.

	Year Ended December 31,
	2014	2013	2012
Production costs:
Lifting costs and workovers	$0.53	$0.47	$0.40
Facilities operating expense	0.06	0.07	0.04
Other operating and maintenance	0.06	0.06	0.05
Total LOE	$0.65	$0.60	$0.49
Gathering, processing and transportation charges	0.88	0.93	1.06
Taxes other than income	0.34	0.27	0.17
Total production cost	$1.87	$1.80	$1.72
General and administrative	$0.73	$0.71	$0.65
Depreciation, depletion and amortization	$2.17	$2.28	$2.16

Productive Oil and Gas Wells
The table below summarizes 2014 productive gross and net wells by area. We use the term “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest.

	Gas Wells (Gross)	Gas Wells (Net)	Oil Wells (Gross)	Oil Wells (Net)
Piceance Basin	5,060	3,502	—	—
Williston Basin	—	—	196	138
San Juan Basin	3,174	875	90	82
Appalachian Basin(a)	168	87	—	—
Powder River Basin(a)	5,124	2,189	—	—
Other (b)	1,138	22	7	—
Total	14,664	6,675	293	220
__________

(a)	Includes assets held for sale as of December 31, 2014 (see Note 2 and Note 4 of Notes to Consolidated Financial Statements).

(b)	Includes Green River Basin and other miscellaneous properties.
At December 31, 2014, there were 228 gross and 103 net producing wells with multiple completions.
Developed and Undeveloped Acreage
The following table summarizes our leased acreage as of December 31, 2014.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Piceance Basin	157,973	121,959	103,014	74,190	260,988	196,149
Williston Basin	64,419	56,760	68,199	28,723	132,618	85,483
San Juan Basin	239,404	130,485	94,587	80,656	333,991	211,141
Appalachian Basin(a)	37,970	27,995	65,069	51,547	103,038	79,541
Powder River Basin(a)	595,822	268,567	166,216	72,431	762,038	340,998
Other (b)	31,105	6,215	377,719	275,189	408,824	281,404
Total	1,126,693	611,981	874,804	582,736	2,001,497	1,194,716
 __________

(a)	Includes assets held for sale as of December 31, 2014 (see Note 2 and Note 4 of Notes to Consolidated Financial Statements).

(b)	Includes exploratory acreage in Montana, Wyoming, Kansas and other miscellaneous smaller properties.
Drilling and Exploratory Activities
We focus on lower-risk development drilling. Our development drilling success rate was 100 percent in 2014, 2013 and 2012. Our combined development and exploration success rate was 99 percent in 2014, and 100 percent in 2013 and 2012.

The following table summarizes the number of domestic wells drilled for the periods indicated.

	2014		2013		2012
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
Development wells:
Piceance Basin	267	250	249	236	239	208
Williston Basin	55	45	51	36	41	27
San Juan Basin	47	44	9	9	11	6
Appalachian Basin(a)	25	7	37	24	54	33
Powder River Basin(a)	61	22	37	16	150	92
Other(b)	17	—	24	—	52	—
Productive	472	368	407	321	547	366
Nonproductive	—	—	—	—	—	—
Development well total	472	368	407	321	547	366
Exploration wells:
Productive	2	2	9	9	1	1
Nonproductive(c)	5	5	—	—	—	—
Exploration well total	7	7	9	9	1	1
Total Drilled	479	375	416	330	548	367
 __________

(a)	Includes assets held for sale as of December 31, 2014 (see Note 2 and Note 4 of Notes to Consolidated Financial Statements).

(b)	Includes Green River Basin and other miscellaneous properties.

(c)	Reflects exploration wells which were drilled and not completed.

Total gross operated wells drilled were 369, 361 and 423 in 2014, 2013 and 2012, respectively.
Present Activities
At December 31, 2014, we had 12 gross (11 net) wells in the process of being drilled. As previously noted in Significant Properties, we also have a large number of wells that are awaiting completion.

Scheduled Lease Expirations
The table below sets forth, as of December 31, 2014, the gross and net acres scheduled to expire over the next several years. The acreage will not expire if we are able to establish production by drilling wells on the lease prior to the expiration date.

	2015	2016	2017	2018+	Total
Piceance Basin	777	5,782	14	11,746	18,319
Williston Basin	146	160	280	1,587	2,173
San Juan Basin	160	1,122	5,603	35,809	42,694
Appalachian Basin(a)	23,020	16,944	4,925	9,297	54,186
Powder River Basin(a)	660	39	1,640	27	2,366
Other(b)	54,135	62,131	132,469	93,085	341,820
Total (Gross Acres)	78,898	86,178	144,931	151,551	461,558

	2015	2016	2017	2018+	Total
Piceance Basin	396	4,966	14	10,865	16,241
Williston Basin	86	160	200	1,583	2,029
San Juan Basin	144	1,122	5,603	35,359	42,228
Appalachian Basin(a)	20,153	13,984	4,209	5,086	43,432
Powder River Basin(a)	342	19	820	14	1,195
Other(b)	43,987	46,363	89,103	83,583	263,036
Total (Net Acres)	65,108	66,614	99,949	136,490	368,161
__________

(a)	Includes assets held for sale as of December 31, 2014 (see Note 2 and Note 4 of Notes to Consolidated Financial Statements).

(b)	Includes Green River Basin and other miscellaneous properties.
Gas Management
Our sales and marketing activities include the sale of our natural gas, oil and NGL production along with third-party purchases and sales of natural gas, which includes natural gas purchased from working interest owners in operated wells and other area third-party producers. Our sales and marketing activities also include the management of various natural gas related contracts such as transportation, storage and related price risk management activity. We primarily engage in these activities to enhance the value received from the sale of our natural gas and oil production. Revenues associated with the sale of our production are recorded in product revenues. The revenues and expenses related to other marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses. Transportation capacity demand payments associated with contracts that are currently not utilized to support our development activities are captured as an expense item in gas management.
Purchase Commitments
In December 2010, we entered a long-term obligation to purchase 200,000 MMBtu per day of natural gas at Transco Station 515 (Marcellus Shale) priced at market prices from a third party. Purchases under the 12-year contract began in January 2012. We expect to sell this natural gas in the open market and may utilize available transportation capacity to facilitate the sales.
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
Customers
Natural gas, oil and NGL production is sold through our sales and marketing activities to a variety of purchasers under various length contracts ranging from one day to multi-year under various pricing structures. Our third-party customers include other producers, utility companies, power generators, banks, marketing and trading companies and midstream service providers. In 2014, natural gas sales to BP Energy Company accounted for approximately 13 percent of our consolidated revenues. We believe that the loss of one or more of our current natural gas, oil or NGLs purchasers would not have a material adverse effect on our ability to sell our production, because any individual purchaser could be readily replaced by other purchasers, absent a broad market disruption.
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
Although oil and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. We cannot predict whether new legislation to regulate oil and natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on our operations. Sales of natural gas, oil, condensate and NGLs are not currently regulated and are made at market prices.
Drilling and Production
Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribal areas where we operate also regulate one or more of the following activities:

•	the location of wells;

•	the method of drilling and casing wells;

•	the timing of construction or drilling activities including seasonal wildlife closures;

•	the employment of tribal members or use of tribal owned service businesses;

•	the rates of production or “allowables”;

•	the surface use and restoration of properties upon which wells are drilled;

•	the plugging and abandoning of wells;

•	the notice to surface owners and other third parties; and

•	the use, maintenance and restoration of roads and bridges used during all phases of drilling and production.

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
Federal, state and local regulations provide detailed requirements in areas where we operate for the abandonment of wells, closure or decommissioning of production facilities and pipelines, and site restoration. Most states have an administrative agency that requires the posting of performance bonds to fulfill financial requirements for owners and operators on state land. The Army Corps of Engineers and many other state and local authorities also have regulations for plugging and abandonment, decommissioning and site restoration. Although the Army Corps of Engineers does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.
Natural Gas Sales and Transportation
Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The FERC has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Various federal laws enacted since 1978 have resulted in the complete removal of all price and non-price controls for sales of domestic natural gas sold in first sales, which include all of our own production. Under the Energy Policy Act of 2005, the FERC has substantial enforcement authority to prohibit the manipulation of natural gas markets and enforce its rules and orders, including the ability to assess substantial civil penalties.
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

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorating provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.
Operation on Native American Reservations
A portion of our leases are, and some of our future leases may be, regulated by Native American tribes. In addition to regulation by various federal, state, and local agencies and authorities, an entirely separate and distinct set of laws and regulations applies to lessees, operators and other parties within the boundaries of Native American reservations in the United States. Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, the Office of Natural Resources Revenue and BLM, and the Environmental Protection Agency (“EPA”), together with each Native American tribe, promulgate and enforce regulations pertaining to oil and gas operations on Native American reservations. These regulations include lease provisions, royalty matters, drilling and production requirements, environmental standards, tribal employment contractor preferences and numerous other matters.
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
We own or lease, and have in the past owned or leased, onshore properties that for many years have been used for or associated with the exploration and production of natural gas and oil. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us on or under other locations where such wastes have been taken for disposal. In addition, a portion of these properties have been operated by third parties whose treatment and disposal or release of wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, the CWA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators), or to perform remedial plugging or closure operations to prevent future contamination.
Waste Discharges. The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. On February 16, 2012, the EPA issued the final 2012 construction general permit (“CGP”) for stormwater discharges from construction activities involving more than one acre, which will provide coverage for a five-year period. The 2012 CGP modifies the prior CGP to implement the new Effluent Limitations Guidelines and New Source Performance Standards for the Construction and Development Industry. The new rule includes new and more stringent restrictions on erosion and sediment control, pollution prevention and stabilization, although a numeric turbidity limit for certain larger construction sites has been stayed as of January 4, 2011.

Air Emissions. The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities. In 2012, the EPA issued federal regulations affecting our operations under the New Source Performance Standards provisions (new Subpart OOOO) and expanded regulations under national emission standards for hazardous air pollutants, although implementation of some of the more rigorous requirements is not required until 2015.
Oil Pollution Act. The Oil Pollution Act of 1990, as amended (“OPA”), and regulations thereunder impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A “responsible party” includes the owner or operator of an onshore facility, pipeline or vessel, or the lessee or permittee of the area in which an offshore facility is located. OPA assigns liability to each responsible party for oil cleanup costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by OPA. OPA imposes ongoing requirements on a responsible party, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill.
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
Hydraulic Fracturing. We ordinarily use hydraulic fracturing as a means to maximize the productivity of our oil and gas wells in all of the domestic basins in which we operate. In particular, all of our wells that we drill and complete in our core assets such as Williston, Piceance and San Juan require hydraulic fracturing for production. Although average drilling and completion costs for each basin will vary, as will the cost of each well within a given basin, on average approximately one-third of the drilling and completion costs for each of our wells for which we use hydraulic fracturing is associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completion of our wells are treated and are built into and funded through our normal capital expenditure budget.
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

•	We conduct baseline water monitoring in many of the basins in which we use hydraulic fracturing.

•	In Colorado we perform baseline water monitoring required by the Colorado Oil and Gas Conservation Commission.

•	The BLM may require baseline water monitoring as a condition of approval for drilling permits.

•	In Pennsylvania, we perform baseline water monitoring pursuant to Pennsylvania Department of Environmental Protection requirements.

•
There are currently no regulatory requirements to conduct baseline water monitoring in the Williston Basin or the New Mexico portion of our San Juan Basin assets. We are pursuing options to begin voluntarily conducting water monitoring in the Williston Basin. The majority of our assets in the San Juan Basin are on federal lands, and there are few cases where water wells are within one to two miles of our wells, which is outside the range that we would typically sample.

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

Approximately 99 percent of hydraulic fracturing fluids are made up of water and sand. We utilize major hydraulic fracturing service companies whose research departments conduct ongoing development of “greener” chemicals that are used in fracturing. We evaluate, test, and where appropriate adopt those products that are more environmentally friendly. We have also chosen to participate in a voluntary fracturing chemical registry that is a public website: www.fracfocus.org at which interested persons can find out information about fracturing fluids. This registry is a joint project of the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission and provides our industry with an avenue to voluntarily disclose chemicals used in the hydraulic fracturing process. The Company registered with the FracFocus Chemical Disclosure Registry in April 2011 and began uploading data when the registry went live on April 11, 2011. Through December 31, 2014, we have loaded data on more than 1,407 wells, including data relating to wells fractured since January 1, 2011, to the site. Consistent with other industry participants, we are not planning to add data on wells drilled prior to 2011. The information included on this website is not incorporated by reference in this Annual Report on Form 10-K.
In 2014, we used 99.9 percent recycled water for our hydraulic fracturing operations in our largest area of development, the Piceance Basin. This recycling process lessens the demand on local natural water resources. Any water that is recovered in our operations that is not used for our hydraulic fracturing operations is safely disposed in accordance with the state and federal rules and regulations in a manner that does not impact underground aquifers and surface waters. In the Marcellus, we use a blend of recycled water from our hydraulic fracturing operations with water from local sources.
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
Recently, there has been a heightened debate over whether the fluids used in hydraulic fracturing may contaminate drinking water supply and proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing. Both the United States House of Representatives and Senate have considered Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) and a number of states, including states in which we have operations, are looking to more closely regulate hydraulic fracturing due to concerns about water supply. The recent congressional legislative efforts seek to regulate hydraulic fracturing to Underground Injection Control program requirements, which would significantly increase well capital costs. If the exemption for hydraulic fracturing is removed from the SDWA, or if other legislation is enacted at the federal, state or local level, any restrictions on the use of hydraulic fracturing contained in any such legislation could have a significant impact on our financial condition and results of operations.
Federal agencies are also considering regulation of hydraulic fracturing. The EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection Control Program, and on May 10, 2012, the EPA published its proposed guidance on the issue. The public comment period for the proposed permitting guidance closed in 2012, and the EPA issued its final guidance in February 2014. In September 2014, the EPA published its Final 2012 and Preliminary 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from on-shore Unconventional Oil and Gas Extraction and to discontinue establishing an effluent limitation guideline for the Coalbed Methane extraction industry. The EPA is also collecting information as part of a study into the effects of hydraulic fracturing on drinking water. The results of this study, which are expected to be published in a draft report for public and peer review in 2015, could result in additional regulations, which could lead to operational burdens similar to those described above. In connection with the EPA study, we have received and responded to a request for information from the EPA for 52 of our wells located in various basins that have been hydraulically fractured. The requested information covers well design, construction and completion practices, among other things. We understand that similar requests were sent to eight other companies that own or operate wells that utilized hydraulic fracturing.
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
Several states, including Pennsylvania, Colorado, North Dakota, New Mexico and Wyoming, have adopted or are considering adopting, regulations that could restrict or impose additional requirements related to hydraulic fracturing. For example, Pennsylvania requires that detailed information be disclosed regarding the hydraulic fracturing fluids, including but not limited to, a list of chemical additives, volume of each chemical added, and list of chemicals in the material safety data sheets. Since June 2009, Colorado has required all operators to maintain a chemical inventory by well site for each chemical product used downhole or stored for use downhole during drilling, completion and workover operations, including fracture stimulation in an amount exceeding 500 pounds during any quarterly reporting period. Colorado adopted its final hydraulic fracturing chemical disclosure rules on December 13, 2011. Wyoming requires public disclosure of chemicals used in hydraulic fracturing. Disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. A number of states have also adopted regulations increasing the setback requirements, or are in the process of rulemaking to address the issue, including Colorado, New Mexico, Wyoming and Pennsylvania.
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

Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. In March 2014, the White House published the President’s Climate Action Plan Strategy to Reduce Methane Emissions. Such developments may affect how these GHG initiatives will impact our operations. In addition to these regulatory developments, recent judicial decisions have allowed certain tort claims alleging property damage to proceed against GHG emissions sources and may increase our litigation risk for such claims. New legislation or regulatory programs that restrict emissions of or require inventory of GHGs in areas where we operate have adversely affected or will adversely affect our operations by increasing costs. The cost increases so far have resulted from costs associated with inventorying our GHG emissions, and further costs may result from the potential new requirements to obtain GHG emissions permits, install additional emission control equipment and an increased monitoring and record-keeping burden.
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
EMPLOYEES
At December 31, 2014, we had approximately 1,100 full-time employees.
FINANCIAL INFORMATION ABOUT SEGMENTS
As of December 31, 2014, our operations included a domestic segment and an international segment. Our international segment is classified as discontinued operations for financial reporting purposes. See Item 8—Financial Statements and Supplementary Data—Consolidated Balance Sheets for the total assets of our domestic segment. See Item 8—Financial Statements and Supplementary Data—Consolidated Statements of Operations for revenues, and profits or losses of our domestic segment. See Item 8—Financial Statements and Supplementary Data— Note 2 of Notes to Consolidated Financial Statements for financial information with respect to our international segment’s revenues, profits or losses, and total assets.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
See Item 8—Financial Statements and Supplementary Data—Consolidated Statements of Operations for amounts of revenues during the last three fiscal years from external customers attributable to the United States. See Item 8—Financial Statements and Supplementary Data—Note 2 of Notes to Consolidated Financial Statements for amounts of revenues during the last three fiscal years from external customers attributable to all foreign countries. See Note 5 of Notes to Consolidated Financial Statements for information relating to Property, Plant and Equipment for the last two fiscal years, located in the United States and Note 2 for Property, Plant and Equipment for all foreign countries.

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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	financial condition and liquidity;

•	business strategy;

•	estimates of proved natural gas and oil reserves;

•	reserve potential;

•	development drilling potential;

•	cash flow from operations or results of operations;

•	acquisitions or divestitures

•	seasonality of our business; and

•	natural gas, NGLs and crude oil prices and demand.
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
Accounting rules require that we review periodically the carrying value of our natural gas and oil properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our natural gas and oil properties. A writedown constitutes a non-cash charge to earnings. For example, due to the drop in forward oil and natural gas prices in the fourth quarter of 2014, we performed assessments of our proved and unproved properties. As a result, we recorded impairments of capitalized costs of certain proved producing properties and costs of acquired unproved reserves of $20 million in 2014. In addition to those long-lived assets for which impairment charges were recorded, certain others were reviewed for which no impairment was required. These reviews included $3.8 billion of net book value associated with our predominantly natural gas proved properties and $2.7 billion of net book value associated with our predominantly oil proved properties and utilized inputs generally consistent with those described above. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. We may incur impairment charges for these or other properties in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
Estimating reserves and future net revenues involves uncertainties. Decreases in natural gas and oil prices, or negative revisions to reserve estimates or assumptions as to future natural gas and oil prices may lead to decreased earnings, losses or impairment of natural gas and oil assets.
Reserve estimation is a subjective process of evaluating underground accumulations of oil and gas that cannot be measured in an exact manner. Reserves that are “proved reserves” are those estimated quantities of crude oil, natural gas and NGLs that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions and relate to projects for which the extraction of hydrocarbons must have commenced or for which the operator is reasonably certain will commence within a reasonable time.
The process relies on interpretations of available geological, geophysical, engineering and production data. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of developmental expenditures, including many factors beyond the control of the producer. The reserve data included in this report represents estimates. In addition, the estimates of future net revenues from our proved reserves and the present value of such estimates are based upon certain assumptions about future production levels, prices and costs that may not prove to be correct.
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
Approximately 38 percent of our total estimated proved reserves at December 31, 2014 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserves data included in the reserves engineer reports assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
The present value of future net revenues from our proved reserves will not necessarily be the same as the value we ultimately realize of our estimated natural gas and oil reserves.
You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated natural gas and oil reserves. In accordance with SEC requirements, we have based the estimated discounted future net revenues from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding 12 months without giving effect to derivative transactions. Actual future net revenues from our natural gas and oil properties will be affected by factors such as:

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
Certain of our undeveloped leasehold assets are subject to leases that will expire over the next several years unless production is established on units containing the acreage.
A portion of our acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases during their terms, the leases will expire. If we do not extend our leases and our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including drilling results, natural gas and oil prices, availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory and lease issues.
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
The marketability of our natural gas, oil and NGL production depends in large part on the operation, availability, proximity, capacity and expansion of transportation systems and facilities owned by third parties. For example, we can provide no assurance that sufficient transportation capacity will exist for expected production from the Williston Basin and San Juan Basin or that we will be able to obtain sufficient transportation capacity on economic terms.
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
If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues or increase our costs. As of December 31, 2014 , we were not the operator of approximately 12 percent of our total net production. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Because we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Title VII of the Dodd-Frank Act (“Title VII”) provides for new statutory and regulatory requirements for derivative transactions in the major energy markets, including swaps, hedging and other transactions.
Among other things, Title VII requires that certain classes of swaps be cleared on a derivatives clearing organization unless an exemption to clearing is available to the parties to the swap. As of February 25, 2015, the Commodity Futures Trading Commission (the “CFTC”) has designated only certain classes of interest rate swaps and index credit default swaps for mandatory clearing. While the swaps we currently use do not require clearing, it is unclear when the CFTC will designate other classes of swaps that we use, such as physical commodity swaps, for mandatory clearing. The clearing of such transactions would require us to post cash or other liquid collateral in connection with those transactions, and may cause increased costs to dealers that may be reflected in the pricing they make available to us. Moreover, certain of the transactions required to be cleared will have to be executed on boards of trade which may also adversely affect the pricing we are able to obtain.
The CFTC, the SEC and other regulators that oversee swap dealers have proposed regulations that may require us to post variation and/or initial margin. Posting of collateral could affect our liquidity, financial flexibility, and available cash. These regulations have not yet been finalized, however, and so it is difficult to predict the impact they will have on us.
Title VII also provides for the creation of position limits for certain core futures and equivalent swaps contracts for or linked to certain physical commodities, including Henry Hub natural gas and light sweet crude oil. The CFTC’s original regulation setting position limits was vacated in September 2012 by the United States District Court for the District of Columbia. However, the CFTC recently proposed new position limits rules that would set limits on the positions in such contracts that market participants could hold, subject to exceptions for certain bona fide hedging transactions intended to hedge certain price risks. The new position limit rules are not yet final and their impact on us is uncertain at this time.
Section 716 of the Dodd-Frank Act, commonly referred to as the “Swaps Pushout Rule,” may also require certain of the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities. In December 2014, the President signed into law an amendment to Section 716 that reduced the impact of the pushout rule. Under the amended pushout rule, certain depository institutions will not be required to spin off their derivatives activities unless they are trading in a narrow class of swaps known as structured finance swaps. In the event that any of our counterparties are required to spin off their derivatives activities, the separate entities would be our counterparties in future swaps and may not be as creditworthy as our current counterparties.

The complete impact of the Dodd-Frank Act on our hedging activities is unknown at this time due to the fact that the SEC, the CFTC and other federal regulatory bodies that have involvement in this area have yet to complete the adoption and implementation of all of the rules and regulations required to implement the swap provisions of the Dodd-Frank Act. Although we believe the derivative contracts that we enter into should not be impacted by position limits and that we should generally be eligible to elect the exception from any requirement to clear our hedging transactions through a clearing organization and execute those transactions on an exchange, there is a risk that we might not satisfy the conditions to reliance on the end-user exception. Additionally, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. The impact upon our businesses will depend on the outcome of the implementing regulations adopted by the CFTC and other federal regulators, among other factors.

Compliance with the regulations adopted and to be adopted by the CFTC and other federal regulatory bodies may significantly increase the cost of entering into and maintaining derivative contracts. The increased costs may include costs associated with swap recordkeeping and reporting requirements as well as any required posting of cash or other liquid collateral for our commodities hedging transactions under circumstances in which we do not currently do so. Posting of additional cash or liquid collateral could also impact our liquidity, reduce cash available for capital expenditures and reduce our ability to execute hedges against commodity price uncertainty to protect cash flows. The Dodd-Frank Act and related swaps regulations may lead to material alterations of the terms of derivative contracts we enter, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and the related regulations, our results of operations may become more volatile or be otherwise adversely affected and our cash flows may be less predictable. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act is to lower commodity prices.
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
Regulators and legislators continue to take a renewed look at accounting practices, financial and reserves disclosures and companies’ relationships with their independent public accounting firms and reserves consultants. It remains unclear what new laws or regulations will be adopted, and we cannot predict the ultimate impact that any such new laws or regulations could have. In addition, the Financial Accounting Standards Board or the SEC could enact new accounting standards that might impact how we are required to record revenues, expenses, assets, liabilities and equity. Any significant change in accounting standards or disclosure requirements could have a material adverse effect on our business, results of operations and financial condition.
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
Our credit facility contains various covenants that restrict or limit, among other things, our ability to grant liens, merge or sell substantially all of our assets, make investments, guarantees, loans or advances in non-subsidiaries, enter into certain hedging agreements, incur additional debt and enter into certain affiliate transactions. In addition, our credit facility contains financial covenants, including an additional financial covenant if our credit ratings drop below a specified level, and other limitations with which we will need to comply and which may limit our ability to borrow under the facility. Similarly, the indentures governing our senior notes restrict our ability to grant liens to secure certain types of indebtedness and merge or sell substantially all of our assets. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.
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
There is a growing belief that emissions of GHGs may be linked to climate change. Climate change and the costs that may be associated with its impacts and the regulation of GHGs have the potential to affect our business in many ways, including negatively impacting the costs we incur in providing our products and services, the demand for and consumption of our products and services (due to change in both costs and weather patterns), and the economic health of the regions in which we operate, all of which can create financial risks.
In addition, legislative and regulatory responses related to GHGs and climate change create the potential for financial risk. Numerous states have announced or adopted programs to stabilize and reduce GHGs, as well as their own reporting requirements. On September 22, 2009, the EPA finalized a GHG reporting rule that requires large sources of GHG emissions to monitor, maintain records on, and annually report their GHG emissions. On November 8, 2010, the EPA also issued GHG monitoring and reporting regulations specifically for oil and natural gas facilities, including onshore and offshore oil and natural gas production facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year-the Greenhouse Gas Reporting Program. The rule requires annual reporting of GHG emissions by regulated facilities to the EPA. We are required to report our GHG emissions to the EPA each year in March under this rule, and the EPA publishes the data on its website. The EPA has also enacted permitting requirements for GHG emissions under the CAA for certain stationary sources and newer modification projects. In March 2014, the White House published the President’s Climate Action Plan Strategy to Reduce Methane Emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. Increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions.
The actions of the EPA and the passage of any federal or state climate change laws or regulations could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse effect on our results of operations and financial condition. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of and access to capital. Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.
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
We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and new capital costs may be incurred to comply with such changes. In addition, new environmental laws and regulations might adversely affect our products and activities, including drilling, processing, storage and transportation, as well as waste management and air emissions. For instance, the Obama administration announced on January 14, 2015, its interagency strategy to control methane emissions to reduce petroleum-sector methane emissions 40 to 45 percent by 2025 from 2012 levels. EPA plans to propose rules for new and modified wells in 2015 and finalize them in 2016. The Interior Department is to announce standards in the spring of 2015 aimed at reducing methane flaring at wells on federal land; the Department of Energy is to develop new ways to detect and repair methane leaks; the Department of Transportation is to develop new pipeline safety standards that also reduce leaks. In addition, federal and state agencies could impose additional safety requirements, any of which could affect our profitability.
Legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formations in order to stimulate natural gas production. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of natural gas and oil from many reservoirs. Recently, there has been heightened debate about the hydraulic fracturing process and proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing. If adopted, this legislation could establish an additional level of regulation and permitting at the federal, state or local levels, and could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing. The EPA published its “Status Report” in December 2012 and expects to publish results for public and peer review in 2015. In September 2014, the EPA published its Final 2012 and Preliminary 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from on-shore unconventional oil and gas extraction and to discontinue establishing an effluent limitation guideline for the coalbed methane extraction industry. In addition to the EPA study, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board issued a report on hydraulic fracturing in August 2011, which includes recommendations to address concerns related to hydraulic fracturing and shale gas production, including but not limited to conducting additional field studies on possible methane leakage from shale gas wells to water reservoirs and adopting new rules and enforcement practices to protect drinking and surface waters.
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
Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations, particularly with respect to our Appalachian Basin, San Juan Basin, Williston Basin and Piceance Basin operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The CWA imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The CWA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits issued by the EPA prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. The EPA has also adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. In September 2014, the EPA published its Final 2012 and Preliminary 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from on-shore unconventional oil and gas extraction and to discontinue establishing an effluent limitation guideline for the coalbed methane extraction industry. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.
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
In addition, existing regulations might be revised or reinterpreted, new laws, regulations and permitting requirements might be adopted or become applicable to us, our facilities, our customers, our vendors or our service providers, and future changes in laws and regulations could have a material adverse effect on our financial condition, results of operations and cash flows. For example, several ruptures on third-party pipelines have occurred recently. In response, various legislative and regulatory reforms associated with pipeline safety and integrity have been proposed, including new regulations covering gathering pipelines that have not previously been subject to regulation. Such reforms, if adopted, could significantly increase our costs.
Certain of our properties, including our operations in the Williston Basin, are located on Native American tribal lands and are subject to various federal and tribal approvals and regulations, which may increase our costs and delay or prevent our efforts to conduct planned operations.
Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, BLM and the Office of Natural Resources Revenue, along with each Native American tribe, promulgate and enforce regulations pertaining to gas and oil operations on Native American tribal lands. These regulations and approval requirements relate to such matters as lease provisions, drilling and production requirements, environmental standards and royalty considerations. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. In addition, if our relationships with any of the relevant Native

American tribes were to deteriorate, we could face significant risks to our ability to continue the projected development of our leases on Native American tribal lands. One or more of these factors may increase our costs of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct, our natural gas or oil development and production operations on such lands.
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
President Obama has annually proposed changes to certain federal income tax provisions currently available to oil and gas exploration and production companies. The new chairmen of the House Ways & Means Committee and the Senate Finance Committee have also expressed their desire for business tax reform. Energy-related changes being discussed include, but are not limited to, (i) repeal of the percentage depletion allowance for oil and gas properties; (ii) elimination of the ability to fully deduct intangible drilling and development costs in the year incurred; (iii) repeal of the manufacturing deduction for certain U.S. production activities; and (iv) extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. Changes to federal tax deductions, as well as any changes to or the imposition of new state or local taxes (including production, severance, or similar taxes) could negatively affect our financial condition and results of operations.
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
We entered into a number of agreements with Williams prior to our separation or "spin-off" from that company on December 31, 2011. Our agreements with Williams require us to assume the past, present, and future liabilities related to our business and may be less favorable to us than if they had been negotiated with unaffiliated third parties.
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
If there is a determination that the spin-off from Williams is taxable for U.S. federal income tax purposes, then Williams and its stockholders could incur significant income tax liabilities, and we could incur significant liabilities.
Prior to our spin-off from Williams on December 31, 2011, Williams received an opinion of its outside tax advisor to the effect that the spin-off would not result in the recognition, for federal income tax purposes, of income, gain or loss to Williams, and Williams’ stockholders. In addition, Williams received a private letter ruling in which the IRS made various rulings, including that the spin-off will not result in the recognition, for federal income tax purposes, of income, gain or loss to Williams and Williams’ stockholders. Under the tax sharing agreement, we are required to indemnify Williams against tax-related liabilities that may be incurred by Williams relating to the spin-off, to the extent caused by a breach of any representations or covenants we made with respect to the spin-off and relied upon in the tax opinion or private letter ruling. The IRS is currently auditing Williams’ 2011 consolidated federal income tax return that includes the spin-off.
We continue to be subject to the tax sharing agreement with Williams for the 2011 tax year.
For any tax periods ending on or before the spin-off, we and our U.S. subsidiaries were included in Williams’ consolidated group for federal income tax purposes as well as any combined, consolidated or unitary tax returns of Williams for state or local income tax purposes. Under the tax sharing agreement with Williams, for each period in which we were consolidated or combined with Williams for purposes of any tax return, a pro forma tax return was prepared for us as if we filed our own consolidated, combined or unitary return. 2011 is the only open federal tax period for which we are still subject to the tax sharing agreement with Williams. For any adjustments to the pro forma tax returns following the spin-off we will reimburse Williams for any additional taxes shown on the pro forma tax returns, and Williams will reimburse us for reductions in the taxes shown on the pro forma tax returns. We also have deferred tax assets that were allocated to us by Williams that could decrease or increase due to adjustments that change those allocations, whether or not related to our business. Williams effectively controls all of our tax decisions in connection with any Williams consolidated, combined or unitary income tax returns in which we are included. Thus Williams will be able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Williams and detrimental to us.
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
See Item 8—Financial Statements and Supplementary Data—Note 9 of our Notes to Consolidated Financial Statements for the information that is called for by this item.
In August 2014, we acquired acreage in New Mexico that includes historically operating wells.  We are working with the New Mexico Air Quality Board to address violations of permitting requirements that occurred on this acreage prior to our acquisition, and we may be subject to fines in excess of $100,000 in connection with these violations.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPX.” The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the New York Stock Exchange.

	Years Ended December 31,
	2014		2013
	High	Low	High	Low
Common Stock:
Fourth quarter	$24.42	$10.01	$23.69	$17.54
Third quarter	$26.79	$20.05	$20.36	$18.10
Second quarter	$24.35	$17.97	$21.11	$14.87
First quarter	$20.55	$16.80	$16.98	$14.03
At February 25, 2015, there were 8,099 holders of record of our common stock.
We have not paid or declared any cash dividends on our common stock. Any decision as to future payment of dividends is subject to the discretion of our Board of Directors.

Item 6.	Selected Financial Data
The following financial data at December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records. The financial statements included in this Form 10-K may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during all periods presented. Accordingly, our results for periods prior to 2012 should not be relied upon as an indicator of our future performance.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of operations data:	(Millions, except per share amounts)
Revenues	$3,493	$2,431	$2,900	$3,531	$3,645
Income (loss) from continuing operations(a)	$129	$(1,104)	$(174)	$106	$(935)
Income (loss) from discontinued operations(b)	42	(87)	(37)	(398)	(348)
Net income (loss)	171	(1,191)	(211)	(292)	(1,283)
Less: Net income attributable to noncontrolling interests	7	(6)	12	10	8
Net income (loss) attributable to WPX Energy, Inc.	$164	$(1,185)	$(223)	$(302)	$(1,291)
Amounts attributable to WPX Energy, Inc.:
Income (loss) from continuing operations	$129	$(1,092)	$(174)	$106	$(935)
Income (loss) from discontinued operations	$35	$(93)	$(49)	$(408)	$(356)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.63	$(5.45)	$(0.87)	$0.54	$(4.75)
Income (loss) from discontinued operations	$0.18	$(0.46)	$(0.25)	$(2.07)	$(1.80)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.62	$(5.45)	$(0.87)	$0.54	$(4.75)
Income (loss) from discontinued operations	$0.18	$(0.46)	$(0.25)	$(2.07)	$(1.80)

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data:	(Millions)
Notes payable to Williams—current(c)	$—	$—	$—	$—	$2,261
Long-term debt	$2,280	$1,911	$1,501	$1,501	$—
Total assets	$8,798	$8,429	$9,456	$10,432	$9,846
Total stockholder's equity	$4,319	$4,109	$5,268	$5,678	$4,412
Total equity, including noncontrolling interests(c)	$4,428	$4,210	$5,371	$5,759	$4,484
 __________

(a)
Income (loss) from continuing operations for the year ended December 31, 2014 includes approximately $87 million of impairment charges related to certain exploratory well costs, producing properties and costs of acquired unproved reserves. Income (loss) from continuing operations for the year ended December 31, 2013 includes $860 million of impairment charges primarily related to producing properties in the Appalachian Basin and costs of acquired unproved reserves in the Piceance Basin. In addition, income (loss) from continuing operations for 2013 includes a $317 million impairment charge to estimated fair value of unproved leasehold costs in the Appalachian Basin and $20 million impairment on our equity method investment. Income (loss) from continuing operations for the year ended December 31, 2012 includes $123 million of impairment charges related to producing properties in the Green River Basin and costs of acquired unproved reserves in the Piceance Basin. Income (loss) from continuing operations for the year ended December 31, 2010 includes a $1 billion impairment charge related to goodwill and a $175 million impairment charge related to costs of acquired unproved reserves in the Piceance Basin. See Note 4 of Notes to Consolidated Financial Statements for further discussion of the impairments in 2014, 2013 and 2012.

(b)
Income (loss) from discontinued operations includes the results of Apco Oil and Gas International Inc., holdings in the Powder River Basin and holdings in the Barnett Shale and Arkoma Basin. Activity in 2014 includes a $45 million impairment charge related to the net assets held for sale in the Powder River Basin. Activity in 2013 reflects a $36 million gain on the sale of Powder River Basin deep rights leasehold. Activity in 2013, 2012 and 2011 reflects pre-tax impairment charges of $192 million, $102 million and $367 million, respectively, related to the Powder River Basin producing properties and costs of acquired unproved reserves. Activity in 2012 reflects a $38 million pre-tax gain recorded upon closing the sale of the Barnett Shale and Arkoma Basin. Activity in 2011 and 2010 reflects pre-tax impairment charges of $180 million and $503 million, respectively, related to the Barnett Shale operations. See Note 2 of of Notes to Consolidated Financial Statements for further discussion of discontinued operations in 2014, 2013 and 2012.

(c)
On June 30, 2011, all of our notes payable to Williams were canceled by Williams. The amount due to Williams at the time of cancellation was $2.4 billion and is reflected as an increase in total equity that was partially offset by a $981 million cash distribution to Williams. See Part II, Item 8, Financial Statements and Supplementary Data for activity related to our equity at December 31, 2014 and 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We are an independent natural gas and oil exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting our significant natural gas reserves base and related NGLs in the Piceance Basin of the Rocky Mountain region, and on developing and growing our oil positions in the Williston Basin in North Dakota and the San Juan Basin in the southwestern United States. Our other areas of domestic operations include natural gas plays in the San Juan Basin and the Appalachian Basin in Pennsylvania. In addition, we have historically had operations in the Powder River Basin in Wyoming and a 69 percent controlling ownership interest in Apco Oil and Gas International Inc. (“Apco”), which has oil and gas activities in South America and, until January 29, 2015, traded on the NASDAQ Capital Market under the symbol “APAGF”. As of December 31, 2014, Powder River Basin and Apco are reported as discontinued operations.
In conjunction with our exploration and development activities, we engage in sales and marketing activities that include the sale of our natural gas, oil and NGL production, along with third-party purchases and sales of natural gas and oil, which include natural gas and oil purchased from working interest owners in operated wells and other area third-party producers. Our sales and marketing activities also include the management of various natural gas related contracts such as transportation, storage and related price risk management activities. We primarily engage in these activities to enhance the value received from the sale of our natural gas and oil production. Revenues associated with the sale of our production are recorded in product revenues. The revenues and expenses related to other marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses. Due to the seasonal aspects of the transportation and storage contracts utilized to manage our third-party marketing obligations, our quarter to quarter results may vary with economic gains in the winter months and losses in the summer months.
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
Basis of Presentation
During January 2015, we completed the disposition of our international interests pursuant to the successful merger of Apco with a subsidiary of privately held Pluspetrol Resources Corporation (“Pluspetrol”). We received approximately $294 million for the disposition of our 69 percent controlling equity interest in Apco and additional Argentina-related assets to Pluspetrol. Together, these non-operated international holdings comprised our international segment.  The results of operations of our international segment are reported as discontinued operations.
During the third quarter of 2014, we signed an agreement for the sale of our remaining mature, coalbed methane holdings in the Powder River Basin in Wyoming. As a result, we have reported the results of operations of the Powder River Basin as discontinued operations.
Also included in discontinued operations through second-quarter 2012, are results from our holdings in the Barnett Shale and the Arkoma Basin, which were sold in 2012.
See Note 2 of Notes to Consolidated Financial Statements for further discussion of our discontinued operations. Unless indicated otherwise, the following discussion relates to continuing operations.

Overview
The following table presents our production volumes and financial highlights for 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Production Sales Volume Data(a):
Natural gas (MMcf)	280,386	295,934	321,162
Oil (MBbls)	9,244	5,919	4,394
NGLs (MBbls)	6,250	7,415	10,392
Combined equivalent volumes (MMcfe)	373,352	375,940	409,877
Combined equivalent volumes (Mboe)	62,225	62,657	68,313
Production Sales Volume Per Day(a):
Natural Gas (MMcf/d)	768	811	878
Oil (MBbls/d)	25	16	12
NGL (MBbls/d)	17	20	28
Combined equivalent volumes (MMcfe/d)	1,023	1,030	1,120
Financial Data (millions):
Total revenues	$3,493	$2,431	$2,900
Operating income (loss)	$326	$(1,601)	$(157)
Cash capital expenditures(b)	$(1,807)	$(1,154)	$(1,521)
 __________

(a)	Excludes production from our discontinued operations.

(b)	Includes capital expenditures related to discontinued operations of $96 million, $54 million and $79 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Our 2014 operating results were $1.9 billion favorable compared to 2013. Favorable impacts include a $558 million favorable change in derivatives not designated as hedges, a $250 million decrease in exploration expenses (including exploratory well costs and unproved leasehold impairments), $190 million higher oil and condensate sales and $106 million higher natural gas sales. Additionally, impairments of proved producing properties were $20 million in 2014 as compared to impairments of proved producing properties and capitalized cost of acquired unproved reserves of $860 million in 2013 (see Note 4 of Notes to Consolidated Financial Statements).
Our 2013 operating results were $1.4 billion unfavorable as compared to 2012. The primary unfavorable impact includes $860 million recorded in the fourth quarter 2013 for impairments of producing properties and costs of acquired unproved reserves as compared to $123 million of impairments recorded in 2012. Also included in 2013 is a $317 million impairment of related leasehold costs (see Note 4 of Notes to Consolidated Financial Statements). Significant declines in the forward natural gas prices relative to the forward prices at December 31, 2012 and more notably in the fourth quarter 2013, especially the Appalachia index prices, were the primary factors for the impairments. Additional unfavorable impacts include the absence of $423 million of gains realized in 2012 on natural gas derivatives designated as hedges for accounting purposes, $202 million unfavorable change in derivatives not designated as hedges, $61 million related to lower domestic natural gas production volumes and $85 million related to lower domestic NGL production volumes. Operating results were favorably impacted by $181 million related to higher domestic realized natural gas prices (excluding hedges), $168 million from higher domestic oil production volumes and prices (excluding hedges), and $84 million lower gathering, processing and transportation costs.

Outlook
In October 2014, we announced a strategy to simplify our geographic focus and expand returns, margins and cash flow over the next five years. Key to this strategy are the core resource plays in North Dakota, New Mexico and Colorado. As a result, we will look to exit or scale back activities in our other areas. We have made significant progress toward this goal as evidenced by the completion of sales of our international interests to Pluspetrol and our operations in northeast Pennsylvania, including the release of certain firm transportation capacity, to Southwestern Energy Company. An agreement signed in the third quarter of 2014 for the sale of our coalbed methane assets in Wyoming has been extended as certain items are renegotiated due to current market conditions.
While the significant declines in forward commodity prices, especially oil, is challenging to the oil and gas industry as evidenced by the reduced 2015 capital plans among our peers and reductions in workforces across the industry, we are committed to our long term strategy. However, we will remain flexible to adjust to market conditions and prudent in preserving the strength of our balance sheet. For 2015, approximately three-fourths of our expected natural gas production and two-thirds of our expected oil production were hedged at prices above the current market which provides some protection to the price downturn. Our 2015 capital program is expected to be approximately $725 million, in line with our projected cash flow. Our drilling will be greatly reduced in 2015 as we plan to primarily drill locations that preserve leases or optimize the drilling rigs already under contract in an effort to reduce the impact of rig release penalties while potentially deferring completions. Additionally, as we reduce our areas of focus, we have the opportunity to improve our cost structure and ensure that our organization is in alignment with growth objectives. We will continue to focus on lowering costs through reduced drilling times, efficient use of pad design and completion activities, and negotiating lower costs for vendor goods and services. Additionally, we continue to review our general and administrative costs and services.
In 2015, we will reduce our drilling activities in the Williston Basin in North Dakota and the Gallup Sandstone in the San Juan Basin in an effort to preserve those reserves for periods of higher oil prices. During 2014, we have added Gallup Sandstone acreage through acquisitions that brings the total we own or control to approximately 85,000 net acres. In 2015, we expect to spend $200 million to $225 million in the Williston Basin optimizing rigs already under contract ramping down to one rig by late spring for the balance of the year. We expect to spend $275 million to $300 million in the Gallup Sandstone, primarily preserving the leases and forming units. Despite the decrease in the capital expenditures in 2015, we are targeting a 15 to 20 percent growth in oil production.
We will also continue to focus our natural gas drilling effort in the Piceance Basin because of our scale and efficiency of that operation combined with significant infrastructure already in place. We expect to spend $200 million to $225 million in the Piceance Basin and plan to deploy an average of three and a half drilling rigs in the Piceance Basin for 2015, which includes drilling focused on the Niobrara Shale discussed below. Our drilling activity has primarily been focused in the Piceance Valley, however, we will start to shift more capital to opportunities in the Ryan Gulch field of the Piceance Basin where we have more than 4,000 drillable locations at 10-acre spacing.
A portion of our Piceance Basin estimated annual capital spending in 2015 will be for continued exploratory activities related to our Niobrara Shale discovery. Drilling thus far has validated the existence of a highly pressured continuous gas accumulation capable of producing pipeline-quality gas. However, as with most exploratory plays, our drilling and completion costs on initial wells have been higher relative to the reserves from these producing wells. As a result, we have recorded a $67 million impairment of the capitalized well costs. Future drilling will focus on driving down costs while optimizing completion techniques.
While market conditions are challenging for producers, opportunities may also arise that we will evaluate. Potential transactions to seize the opportunities may not serve to strengthen our balance sheet.
We continue to operate with a focus on increasing shareholder value and investing in our businesses in a way that enhances our competitive position by:

•	continuing to invest in and grow our production and reserves over the long-term;

•
continuing to diversify our commodity portfolio through the development of our Williston Basin oil play position and Gallup Sandstone oil play and liquids-rich basins (primarily Piceance Basin) with high concentrations of NGLs;

•	evaluating Niobrara Shale potential through drilling;

•	continuing to pursue cost improvements and efficiency gains;

•	employing new technology and operating methods;

•	continuing to invest in exploration projects to add new development opportunities to our portfolio;

•	retaining the flexibility to make adjustments to our planned levels of capital and investment expenditures in response to changes in economic conditions or business opportunities; and

•	continuing to maintain an active economic hedging program around our commodity price risks.
Potential risks or obstacles that could impact the execution of our plan include:

•	lower than anticipated energy commodity prices;

•	higher capital costs of developing our properties;

•	lower than expected levels of cash flow from operations;

•	lower than expected proceeds from asset sales;

•	counterparty credit and performance risk;

•	general economic, financial markets or industry downturn;

•	changes in the political and regulatory environments;

•	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment supplies, skilled labor or transportation;

•	decreased drilling success; and

•	unavailability of capital.
Changes in the forward prices will be considered as we proceed with our 2015 capital program. Additionally, if forecasted natural gas and oil prices were to decline we would need to review the producing properties net book value for possible impairment. See our discussion of impairment of long-lived assets in our critical accounting estimates discussion later in this section. With the exception of potential impairments, we continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we utilize master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements.
Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing gas and oil properties, we enter into derivative contracts for a portion of our future production (see Note 14 of Notes to Consolidated Financial Statements). We chose not to designate our derivative contracts associated with our future production as cash flow hedges for accounting purposes. We have the following contracts as of February 25, 2015 for approximately three-fourths of our anticipated 2015 natural gas production and approximately two-thirds of our anticipated 2015 oil production, shown at weighted average volumes and basin-level weighted average prices:

Natural Gas	2015		2016
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed-price—Henry Hub	442	$4.10	280	$3.81
Swaptions—Henry Hub	—	$—	90	$4.23
Costless Collars—Henry Hub	50	$ 4.00 - $4.50	—	$—
Basis swaps—NGPL	17	$(0.18)	—	$—
Basis swaps—San Juan	99	$(0.11)	—	$—
Basis swaps—Rockies	214	$(0.16)	—	$—
Basis swaps—SoCal	20	$0.18	—	$—

Crude Oil	2015		2016
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed-price—WTI	20,236	$94.88	—	$—
Swaptions—WTI	882	$97.29	5,250	$97.55

Additionally, we utilize contracted pipeline capacity to move our production from the Rockies to other locations when pricing differentials are favorable to Rockies pricing. In conjunction with the closing of the Powder River sale and current terms therein, we may record certain pipeline capacity obligations associated with exiting the Powder River Basin. Our total commitments related to these pipeline agreements for 2015 and beyond total $172 million.

Results of Operations
Operations of our company include natural gas, oil and NGL development, production and gas management activities primarily located in Colorado, New Mexico and North Dakota in the United States. Our development and production techniques specialize in production from tight-sands and shale formations primarily in the Piceance, Williston and San Juan Basins. Associated with our commodity production are sales and marketing activities, referred to as gas management activities, that include the management of various commodity contracts such as transportation, storage and related derivatives coupled with the sale of our commodity volumes.
2014 vs. 2013
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Domestic revenues:
Natural gas sales	$1,002	$896	$106	12%
Oil and condensate sales	724	534	190	36%
Natural gas liquid sales	205	228	(23)	(10)%
Total product revenues	1,931	1,658	273	16%
Gas management	1,120	891	229	26%
Net gain (loss) on derivatives not designated as hedges	434	(124)	558	NM
Other	8	6	2	33%
Total domestic revenues	$3,493	$2,431	$1,062	44%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Domestic Revenues
Significant variances in the respective line items of domestic revenues are comprised of the following:

•
$106 million increase in natural gas sales primarily reflects $157 million related to higher natural gas prices partially offset by a $47 million decrease related to lower production sales volumes for 2014 compared to 2013. The decrease in our production sales volumes is primarily due to the impact of the sale of a portion of our working interests to Legacy during second-quarter 2014 (see Note 4 of Notes to Consolidated Financial Statements). Natural gas production from the Piceance Basin represents approximately 73 percent of our total domestic natural gas production. The following table reflects natural gas production prices and volumes for 2014 and 2013:

	Years ended December 31,
	2014	2013

Natural gas sales (per Mcf)(a)	$3.57	$3.03
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(b)	(0.10)	(0.07)
Natural gas net price including all derivative settlements (per Mcf)	$3.47	$2.96

Natural gas production sales volumes (MMcf)	280,386	295,934
Per day natural gas production sales volumes (MMcf/d)	768	811
__________
(a) Includes $0.02 per Mcf impact of net cash received on derivatives designated as hedges for 2013.
(b) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$190 million increase in oil and condensate sales reflects a $300 million increase related to production sales volumes for 2014 compared to 2013 partially offset by a $110 million decrease related to lower sales prices. The increase in production sales volumes primarily relates to continued development drilling in the Williston Basin where the volumes were 19.5 MBbls per day for 2014 compared to 13.2 MBbls per day for 2013. The San Juan Basin also had production of 3.9 MBbls per day for 2014 related to the Gallup Sandstone development. The following table reflects oil and condensate production prices and volumes for 2014 and 2013:

	Years ended December 31,
	2014	2013

Oil sales (per barrel)	$78.32	$90.21
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	2.01	1.52
Oil net price including all derivative settlements (per barrel)	$80.33	$91.73

Oil and condensate production sales volumes (MBbls)	9,244	5,919
Per day oil and condensate production sales volumes (MBbls/d)	25.3	16.2
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$23 million decrease in natural gas liquids sales reflects decreased production sales volumes despite a higher price per barrel for 2014 compared to 2013. The increased average barrel price for natural gas liquids partially reflects a change in the composition of the barrel, as noted in the table below, due to lower ethane recovery rates. The following table reflects natural gas liquid production prices and volumes for 2014 and 2013:

	Years ended December 31,
	2014	2013

NGL sales (per barrel)	$32.79	$30.72
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	1.12	0.08
NGL net price including all derivative settlements (per barrel)	$33.91	$30.80

NGL production sales volumes (MBbls)	6,250	7,415
Per day NGL production sales volumes (MBbls/d)	17.1	20.3
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.
The following table summarizes the composition of the Piceance NGL barrel for 2014 and 2013:

	Years ended December 31,
	2014		2013
	% of barrel	$/gallon	% of barrel	$/gallon

Ethane	29%	$0.28	39%	$0.25
Propane	33%	$1.05	29%	$0.98
Iso-Butane	10%	$1.25	8%	$1.41
Normal Butane	8%	$1.22	7%	$1.38
Natural Gasoline	20%	$1.99	17%	$2.11

•
$229 million increase in gas management revenues primarily due to higher average prices on physical natural gas sales. The higher natural gas prices reflect the benefit of an increase in natural gas prices at sales points utilizing contracted pipeline capacity in the Northeast primarily during the first quarter of 2014. The increase in the sales price was greater than the increase in the purchase price as reflected in the $56 million increase in related gas management costs and expenses, discussed below.

•
$558 million favorable change in net gain (loss) on derivatives not designated as hedges primarily reflects a $565 million favorable change in unrealized gains (losses) on derivatives related to production, primarily natural gas and crude, and $100 million favorable change in the unrealized portion of gas management derivatives. Our net derivative assets as of December 31, 2014 were $494 million, of which 93 percent is expected to be recognized in the next 12 months. The favorable changes are partially offset by a $120 million of realized losses in 2014 on gas management derivatives.

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$244	$227	$(17)	(7)%
Gathering, processing and transportation	328	350	22	6%
Taxes other than income	126	102	(24)	(24)%
Gas management, including charges for unutilized pipeline capacity	987	931	(56)	(6)%
Exploration	173	423	250	59%
Depreciation, depletion and amortization	810	858	48	6%
Impairment of producing properties and costs of acquired unproved reserves	20	860	840	98%
Loss on sale of working interests in the Piceance Basin	196	—	(196)	NM
General and administrative	271	269	(2)	(1)%
Other—net	12	12	—	—%
Total domestic costs and expenses	$3,167	$4,032	$865	21%
Domestic operating income (loss)	$326	$(1,601)	$1,927	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Domestic Costs
Significant components on our domestic costs and expenses are comprised of the following:

•
$17 million increase in lease and facility operating expenses primarily relates to the impact of increased oil production in the Williston and San Juan Basins in relation to our overall portfolio. Lease and facility operating expense in 2014 averaged $0.65 per Mcfe compared to $0.60 per Mcfe during 2013.

•
$22 million decrease in gathering, processing and transportation expenses primarily related to lower volumes and approximately $5 million recognized during 2014 related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company. Also included in gathering, processing and transportation expenses are $13 million and $12 million in 2014 and 2013, respectively, of excess gathering capacity expense. Gathering, processing and transportation charges averaged $0.88 per Mcfe for 2014 and $0.93 per Mcfe for 2013. Excluding the impact of the refund, the gathering, processing and transportation expenses would have averaged $0.89 per Mcfe for 2014.

•
$24 million increase in taxes other than income primarily relates to increased oil production volumes and higher natural gas prices. Our taxes other than income averaged $0.34 per Mcfe for 2014 compared to an average of $0.27 per Mcfe for 2013.

•
$56 million increase in gas management expenses, primarily due to higher average prices on physical natural gas cost of sales. Additionally, in 2014 we recognized a loss of approximately $14 million on the release of future storage capacity commitments and approximately $4 million loss on the sale of related natural gas in storage partially offset by $11 million related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company. Also included in gas management expenses are $57 million and $61 million in 2014 and

2013, respectively, for unutilized pipeline capacity. Gas management expenses in 2013 also included $9 million related to the buyout of a transportation contract.

•
$250 million decrease in exploration expenses primarily reflects lower unproved leasehold impairment, amortization and expiration expenses in 2014 compared to 2013. The unproved leasehold impairment in 2014 includes $41 million of impairments for unproved leasehold costs in exploratory areas where the company no longer intends to continue exploration activities, while 2013 includes a $317 million impairment to fair value of leasehold in the Appalachian Basin. The decrease in unproved leasehold impairment, amortization and expiration expenses was partially offset by a $67 million impairment related to our Niobrara Shale in the Piceance Basin and $16 million of impairments in other exploratory areas where management has determined to cease exploratory activities (see Note 4 of Notes to Consolidated Financial Statements).

•
$48 million decrease in depreciation, depletion and amortization expenses primarily due to the previously discussed lower natural gas production volumes and the impact of impairments taken in 2013 in the Appalachian Basin partially offset by the increase in oil production. During 2014, our depreciation, depletion and amortization averaged $2.17 per Mcfe compared to an average $2.28 per Mcfe in 2013.

•	$20 million of property impairments in 2014 compared to $860 million in 2013 (see Note 4 of Notes to Consolidated Financial Statements).

•	$196 million loss on the sale of a portion of our working interests in certain Piceance Basin wells (see Note 4 of Notes to Consolidated Financial Statements).

•	General and administrative expenses were relatively flat in 2014 compared to 2013. Included in 2014 is $10 million related to a voluntary early exit program.

•	Other expenses include rig release and standby fees of $16 million and $12 million for 2014 and 2013, respectively.
Consolidated results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Consolidated operating income (loss)	$326	$(1,601)	$1,927	NM
Interest expense	(123)	(108)	(15)	(14)%
Investment income, impairment of equity method investment and other	1	(19)	20	NM
Income (loss) from continuing operations before income taxes	204	(1,728)	1,932	NM
Provision (benefit) for income taxes	75	(624)	(699)	NM
Income (loss) from continuing operations	129	(1,104)	1,233	NM
Income (loss) from discontinued operations	42	(87)	129	NM
Net income (loss)	171	(1,191)	1,362	NM
Less: Net income (loss) attributable to noncontrolling interests	7	(6)	13	NM
Net income (loss) attributable to WPX Energy, Inc.	$164	$(1,185)	$1,349	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to a higher amount outstanding on our revolver during 2014 compared to 2013 and the $500 million of notes issued in the third quarter of 2014.
Our investment income, impairment of equity method investment and other in 2013 includes a $20 million impairment related to an equity method investment in the Appalachian Basin.
The provision (benefit) for income taxes changed unfavorably due to income from continuing operations before income taxes in 2014 compared to a loss from continuing operations before income taxes in 2013. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations includes the results of operations from Powder River Basin and our international segment (see Note 2 of Notes to Consolidated Financial Statements).

2013 vs. 2012
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2013	2012
	(Millions)
Domestic revenues:
Natural gas sales	$896	$1,193	$(297)	(25)%
Oil and condensate sales	534	376	158	42%
Natural gas liquid sales	228	297	(69)	(23)%
Total product revenues	1,658	1,866	(208)	(11)%
Gas management	891	949	(58)	(6)%
Net gain (loss) on derivatives not designated as hedges	(124)	78	(202)	NM
Other	6	7	(1)	(14)%
Total domestic revenues	$2,431	$2,900	$(469)	(16)%
_ ________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Domestic Revenues
Significant variances in the respective line items of domestic revenues are comprised of the following:

•
$297 million decrease in natural gas sales primarily due to the absence of $423 million of realized gains in 2012 from derivatives designated as hedges and $61 million related to lower production sales volumes partially offset by $181 million related to higher sales prices (excluding hedges). The Company no longer designated derivatives entered into after December 31, 2011 as hedges for accounting purposes. The decrease in our production sales volumes is due in part to our disciplined development of natural gas reserves in a low natural gas price environment. However, natural gas production in the Appalachian Basin increased over prior year. Natural gas production from the Piceance Basin represented approximately 74 percent of our total domestic natural gas production in 2013. The following table reflects natural gas production prices and volumes for 2013 and 2012:

	Years ended December 31,
	2013	2012

Natural gas sales excluding all derivative settlements (per Mcf)	$3.01	$2.40
Impact of hedges (per Mcf)	0.02	1.32
Natural gas sales including hedges (per Mcf)	$3.03	$3.72
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per Mcf)(a)	(0.07)	0.04
Natural gas net price including all derivative settlements (per Mcf)	$2.96	$3.76

Natural gas production sales volumes (MMcf)	295,934	321,162
Per day natural gas production sales volumes (MMcf/d)	811	878
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

	Years ended December 31,
	2013	2012

Oil sales excluding all derivative settlements (per barrel)	$90.21	$83.34
Impact of hedges (per barrel)	—	2.23
Oil sales including hedges (per barrel)	$90.21	$85.57
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)(a)	1.52	0.35
Oil net price including all derivative settlements (per barrel)	$91.73	$85.92

Oil and condensate production sales volumes (MBbls)	5,919	4,394
Per day oil and condensate production sales volumes (MBbls/d)	16.2	12.0
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$69 million decrease in natural gas liquids sales reflects decreased production sales volumes for 2013 compared to 2012, a portion of which relates to lower ethane recovery rates as a result of ethane prices in the Piceance Basin during 2013. The increased average per barrel price for natural gas liquids reflects a change in the composition of the barrel, as noted in the table below, due to lower ethane recovery rates. The following table reflects NGL production prices and volumes for 2013 and 2012:

	Years ended December 31,
	2013	2012

NGL sales excluding all derivative settlements (per barrel)	$30.72	$28.56
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)(a)	0.08	1.56
NGL net price including all derivative settlements (per barrel)	$30.80	$30.12

NGL production sales volumes (MBbls)	7,415	10,392
Per day NGL production sales volumes (MBbls/d)	20.3	28.4
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

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2013	2012
	(Millions)
Domestic costs and expenses:
Lease and facility operating	$227	$202	$(25)	(12)%
Gathering, processing and transportation	350	434	84	19%
Taxes other than income	102	68	(34)	(50)%
Gas management, including charges for unutilized pipeline capacity	931	996	65	7%
Exploration	423	71	(352)	NM
Depreciation, depletion and amortization	858	884	26	3%
Impairment of producing properties and costs of acquired unproved reserves	860	123	(737)	NM
General and administrative	269	265	(4)	(2)%
Other—net	12	14	2	14%
Total domestic costs and expenses	$4,032	$3,057	$(975)	(32)%
Domestic operating income (loss)	$(1,601)	$(157)	$(1,444)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Domestic Costs
Significant components on our domestic costs and expenses are comprised of the following:

•
$25 million increase in lease and facility operating expense primarily relates to increased water disposal costs due in part to decreased drilling in the Appalachian Basin and the corresponding utilization of produced water in the well hydraulic fracturing process. Additionally, increased Williston Basin production in relation to our overall portfolio impacted the increase in lease and facility operating expense. Lease and facility operating expense averaged $0.60 per Mcfe for 2013 compared to $0.49 per Mcfe in 2012.

•
$84 million decrease in gathering, processing and transportation charges primarily related to new favorable contract terms for gathering and processing services in the Piceance Basin as well as lower volumes. Gathering, processing and transportation expenses averaged $0.93 per Mcfe compared to $1.06 per Mcfe for 2013 and 2012, respectively. Gathering, processing and transportation for 2012 includes a $9 million adjustment related to royalty calculations for prior periods. Excluding this adjustment, gathering, processing and transportation expenses would have averaged $1.04 per Mcfe for 2012.

•
$34 million increase in taxes other than income from 2013 compared to 2012 relates to the increase in natural gas prices (excluding derivatives), increased crude oil production volumes and higher crude oil prices. Taxes other than income averaged $0.27 per Mcfe for 2013 compared to $0.17 per Mcfe for 2012.

•
$65 million decrease in gas management expenses reflect the lower commodity purchase volumes partially offset by an increase in average prices on physical natural gas cost of sales. Also included in gas management expenses are $61 million and $46 million for 2013 and 2012, respectively, for unutilized pipeline capacity. Gas management expenses for the periods ended December 31, 2013 and 2012 included $1 million and $11 million, respectively, related to lower of cost or market charges to the carrying value of natural gas inventories in storage and 2013 includes $9 million related to the buyout of a transportation agreement.

•	$352 million higher exploration expense primarily relates to a $317 million impairment to fair value of leasehold in the Appalachian Basin in 2013 as well as higher leasehold amortization expense.

•
$26 million decrease in depreciation, depletion and amortization primarily due to lower production volumes in 2013 compared to 2012. Also during 2013, we adjusted our proved reserves used for the calculation of depletion and amortization which resulted in a net $11 million reduction of depreciation, depletion and amortization expense for 2013. These adjustments primarily reflect the impact of an increase in the 12-month average price partially offset by reduced NGL reserves due to continued lower ethane recovery. During 2013, our depreciation, depletion and amortization averaged $2.28 per Mcfe compared to an average $2.16 per Mcfe in 2012. This increase partially reflects the growth of the Williston Basin as part of our portfolio.

•
$860 million in 2013 of impairments of producing properties and cost of acquired unproved reserves compared to $123 million for 2012, as previously discussed (see Note 4 of Notes to Consolidated Financial Statements).

•
$4 million higher general and administrative expense is primarily due to $4 million of costs associated with the separation of our chief executive officer in 2013. General and administrative expense averaged $0.71 per Mcfe compared to $0.65 per Mcfe for 2013 and 2012, respectively.

•	Other expenses include rig release and standby fees of $12 million and $9 million for 2013 and 2012, respectively.
Consolidated results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2013	2012
	(Millions)
Consolidated operating income (loss)	$(1,601)	$(157)	$(1,444)	NM
Interest expense	(108)	(102)	(6)	(6)%
Investment income, impairment of equity method investment and other	(19)	1	(20)	NM
Income (loss) from continuing operations before income taxes	(1,728)	(258)	(1,470)	NM
Provision (benefit) for income taxes	(624)	(84)	540	NM
Income (loss) from continuing operations	(1,104)	(174)	(930)	NM
Income (loss) from discontinued operations	(87)	(37)	(50)	(135)%
Net income (loss)	(1,191)	(211)	(980)	NM
Less: Net income (loss) attributable to noncontrolling interests	(6)	12	(18)	NM
Net income (loss) attributable to WPX Energy, Inc.	$(1,185)	$(223)	$(962)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to a higher amount outstanding on our revolver in 2013.
Our investment income, impairment of equity method investment and other primarily reflects equity earnings associated with our equity method investments. In addition, 2013 includes a $20 million impairment related to an equity method investment in the Appalachian Basin. This impairment was a result of the 2013 impairment of the producing properties in the Appalachian Basin (see Note 4 of Notes to Consolidated Financial Statements).
Provision (benefit) for income taxes changed favorably primarily due to a greater loss from continuing operations before income taxes for 2013 compared to 2012. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations includes the results of operations from Powder River Basin and our international segment (see Note 2 of Notes to Consolidated Financial Statements).
The change in net income (loss) attributable to noncontrolling interests is primarily due to $11 million associated with the impairment of a certain Appalachian Basin facility asset.

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
In 2014, we continued to focus upon growth through continued disciplined investments in expanding our natural gas, oil and NGL portfolio.
Our main sources of liquidity are cash on hand, internally generated cash flow from operations and our bank credit facility. Additional sources of liquidity, if needed and if available, include bank financings, proceeds from the issuance of long-term debt and equity securities, and proceeds from asset sales. In consideration of our liquidity, we note the following:

•	As of December 31, 2014, we maintained liquidity through cash, cash equivalents and available credit capacity under our credit facility.

•	Our credit exposure to derivative counterparties is partially mitigated by master netting agreements and collateral support.
Outlook
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital, capital expenditures, and tax and debt payments while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2015 are expected cash flows from operations, proceeds from monetization of assets, and, if necessary, additional borrowings on our $1.5 billion credit facility. We anticipate that the combination of these sources will be sufficient to allow us to pursue our business strategy and goals for 2015.
We note the following assumptions for 2015:

•
our cash capital expenditures are estimated to be approximately $875 million in 2015 and exceeds the previously mentioned $725 million of capital expenditures due to costs incurred in 2014 that will be paid in 2015. The new spending is generally considered to be largely discretionary; and

•
We have hedged approximately three-fourths of our anticipated 2015 natural gas production at a weighted average price of $4.10 per MMbtu, and approximately two-thirds of anticipated 2015 oil production at a weighted average price of $94.88 per barrel.

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
In October 2014, we amended and restated our $1.5 billion five-year senior unsecured revolving credit facility agreement with Citibank, N.A., as Administrative Agent, Lender and Swingline Lender and the other lender party thereto (the “Credit Facility Agreement”). Under the terms of the Credit Facility Agreement and subject to certain requirements, we may request an increase in the commitments of up to an additional $300 million by either commitments from new lenders or increased commitments from existing lenders. The Credit Facility Agreement matures on October 28, 2019. As of December 31, 2014, the weighted average variable interest rate was 3.01 percent on the $280 million outstanding under the Credit Facility Agreement. As of February 25, 2015, we did not have any outstanding borrowings under the Credit Facility Agreement as proceeds from asset sales were used to repay all outstanding amounts. See Note 7 of Notes to Consolidated Financial Statements for discussion of significant terms related to the Credit Facility Agreement. The financial covenants in the Credit Facility Agreement that are described below may limit our ability to borrow money, depending on the applicable financial metrics at any given time.

Under the Credit Facility Agreement when our long-term unsercured debt rating is not BBB- or better by S&P or Baa3 or better by Moody’s and not less than BB+ by S&P or Ba1 by Moody's, we will be required to maintain a ratio of Consolidated Net Indebtedness (as defined in the Credit Facility Agreement) to Consolidated EBITDAX (as defined in the Credit Facility Agreement) of not greater than 3.75 to 1.00. Consolidated Net Indebtedness includes a reduction attributable to unrestricted cash and cash equivalents not to exceed $50 million. Consolidated EBITDAX will be calculated for the four fiscal quarters ending on the last day of any fiscal quarter for which financial statements have been or were required to be delivered. Additionally, the ratio of Consolidated Indebtedness (defined as Indebtedness of us and our consolidated subsidiaries determined on a consolidated basis) to Consolidated Total Capitalization (defined as Consolidated Indebtedness plus Consolidated Net Worth) will not be permitted to be greater than 60 percent and will be applicable for the life of the agreement.
When our long-term unsecured debt rating is BB or worse by S&P and Ba2 or worse by Moody’s or BB- or worse by S&P or Ba3 or worse by Moody’s, we will also be required to maintain a ratio of net present value of projected future cash flows from proved reserves, calculated in accordance with the terms of the Credit Facility Agreement, to Consolidated Indebtedness ratio of at least 1.25 to 1.00 for fiscal periods ending on or prior to December 31, 2015, and 1.50 to 1.00 for fiscal periods ending after December 31, 2015. Based on our current long-term unsecured debt ratings, as of the date of this filing, we are not required to comply with this covenant. In addition, this covenant will not apply at any time after the occurrence of the Investment Grade Date, which is the first date after closing on which our long-term unsecured debt is rated BBB- or better by S&P or Baa3 or better by Moody’s (without negative outlook or watch by either agency), provided that the other of the two ratings is at least BB+ by S&P or Ba1 by Moody’s.
We have executed three bilateral, uncommitted letter of credit agreements which we anticipate will be renewed annually. These agreements allow us to preserve our liquidity under our revolving credit agreement while providing support to our ability to meet performance obligation needs for, among other items, various interstate pipeline contracts into which we have entered. These unsecured agreements incorporate similar terms as those in the Credit Facility Agreement. At December 31, 2014, a total of $320 million in letters of credit have been issued.
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

Standard and Poor’s(a)
Corporate Credit Rating	BB
Senior Unsecured Debt Rating	BB
Outlook	Stable
Moody’s Investors Service(b)
Senior Unsecured Debt Rating	Ba1
LT Corporate Family Rating	Ba1
Outlook	Stable
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

Sources (Uses) of Cash

	Years Ended December 31,
	2014	2013	2012
	(Millions)
Net cash provided (used) by:
Operating activities	$1,070	$636	$796
Investing activities	(1,437)	(1,111)	(1,204)
Financing activities	344	426	37
Increase (decrease) in cash and cash equivalents	$(23)	$(49)	$(371)
Operating activities
Our net cash provided by operating activities in 2014 increased from 2013 primarily due to higher operating results driven by higher average natural gas prices and increased oil production volumes. In addition, 2014 increased due to higher net gas management revenues and expenses as previously discussed.
Our net cash provided by operating activities in 2013 decreased from 2012 primarily due to the decrease in our operating results driven by lower natural gas (including the impact of hedges) and NGL sales revenues.
Total cash provided by operating activities related to discontinued operations was approximately $130 million, $92 million and $68 million for 2014, 2013 and 2012, respectively.
Investing activities
Significant items include expenditures for drilling and completion of approximately $1.4 billion, $1.0 billion and $1.2 billion in 2014, 2013 and 2012, respectively. Domestic land acquisitions were $297 million, $61 million and $107 million during 2014, 2013 and 2012, respectively. Included in land acquisitions for 2014 was approximately $150 million related to the purchase of oil and natural gas properties in the San Juan Basin (see Note 5 of Notes to Consolidated Financial Statements). In addition, capital expenditures for international operations were $85 million, $51 million and $59 million during 2014, 2013 and 2012, respectively.
During 2014, we received proceeds of $337 million for the sale of a portion of our working interests in certain Piceance Basin wells to Legacy (see Note 4 of Notes to Consolidated Financial Statements). In addition, we also received proceeds of approximately $50 million related to the sale of a portion of our working interests in the Piceance Basin as part of an agreement to farmout a portion of our Trail Ridge properties with TRDC, LLC, a subsidiary of G2X Energy (see Note 5 of Notes to Consolidated Financial Statements).
During 2013, we received proceeds of $36 million from the sale of deep rights leasehold in the Powder River Basin and in 2012 we received proceeds of $306 million from the sale of our holdings in the Barnett Shale and Arkoma Basin.
Financing activities
During 2014, we issued $500 million of senior unsecured notes at an interest rate of 5.25 percent. We used the proceeds from this offering to repay borrowings under our revolving credit facility and for related transaction fees and expenses (see Note 7 of Notes to Consolidated Financial Statements). Net cash provided by financing activities in 2014 includes $130 million of net payments on our credit facility.
Net cash provided by financing activities in 2013 includes $410 million net borrowings on our credit facility.
Net cash provided by financing activities in 2012 includes $10 million of a contribution from a third party related to the formation of a consolidated limited liability company. This company was formed to hold gathering facilities.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at December 31, 2014 and December 31, 2013.

Contractual Obligations
The table below summarizes the maturity dates of our contractual obligations at December 31, 2014.

	2015	2016 – 2017	2018 – 2019	Thereafter	Total
	(Millions)
Long-term debt, including current portion:
Principal	$1	$400	$280	$1,600	$2,281
Interest	122	233	200	296	851
Operating leases and associated service commitments:
Drilling rig commitments(a)	79	34	—	—	113
Other	10	17	13	16	56
Transportation and storage commitments(b)	177	311	264	389	1,141
Oil and gas activities(c)	106	128	66	60	360
Other	11	10	7	—	28
Other long-term liabilities, including current portion:
Physical and financial derivatives(d)	227	501	483	1,068	2,279
Total continuing operations	733	1,634	1,313	3,429	7,109

Obligations related to discontinued operations (e)	27	43	22	22	114
Obligations related to assets held for sale (f)	30	48	13	—	91
Total obligations	$790	$1,725	$1,348	$3,451	$7,314
 __________

(a)	Includes materials and services obligations associated with our drilling rig contracts.

(b)	Excludes additional commitments totaling $39 million associated with projects for which the counterparty has not yet begun construction.

(c)
Includes gathering, processing and other oil and gas related services commitments. Excluded are liabilities associated with asset retirement obligations, which total $201 million as of December 31, 2014. The ultimate settlement and timing cannot be precisely determined in advance; however, we estimate that approximately 6 percent of this liability will be settled in the next five years.

(d)
Includes $2.3 billion of physical natural gas derivatives related to purchases at market prices. The natural gas expected to be purchased under these contracts can be sold at market prices, largely offsetting this obligation. The obligations for physical and financial derivatives are based on market information as of December 31, 2014, and assume contracts remain outstanding for their full contractual duration. Because market information changes daily and is subject to volatility, significant changes to the values in this category may occur.

(e)	Represents obligation assumed by or anticipated to be assumed by the purchaser. Excluded are liabilities associated with asset retirement obligations totaling $55 million as of December 31, 2014.

(f)	Represents obligation assumed by or anticipated to be assumed by the purchaser. Excluded are liabilities associated with asset retirement obligations totaling $2 million as of December 31, 2014.
Effects of Inflation
Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy. Operating costs are influenced by both competition for specialized services and specific price changes in natural gas, oil, NGLs and other commodities. We tend to experience inflationary pressure on the cost of services and equipment when higher oil and gas prices cause an increase in drilling activity in our areas of operation. Likewise, lower prices and reduced drilling activity may lower the costs of services and equipment.
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
In our management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are as follows:
Impairments of Long-Lived Assets
We evaluate our long-lived assets for impairment when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value. Our computations utilize judgments and assumptions that include estimates of the undiscounted future cash flows, discounted future cash flows, estimated fair value of the asset, and the current and future economic environment in which the asset is operated.
Due to the drop in oil, natural gas and natural gas liquids forward prices during 2014 and most significantly in the fourth quarter, we assessed our proved properties for impairment using estimates of future cash flows. Significant judgments and assumptions are inherent in these assessments and include estimates of reserves quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), drilling plans, expected capital and lease operating costs and our estimate of an applicable discount rate commensurate with the risk of the underlying cash flow estimates. The assessment performed identified certain properties with a carrying value in excess of those undiscounted cash flows and their calculated fair values. As a result, we recognized approximately $20 million of impairment charges in 2014. See Notes 4 and 13 of Notes to Consolidated Financial Statements for additional discussion and significant inputs into the fair value determination.
In addition to those long-lived assets described above for which impairment charges were recorded, certain others were reviewed for which no impairment was required at the time. These reviews included $3.8 billion of net book value associated with our predominantly natural gas proved properties and $2.7 billion of net book value associated with our predominantly oil proved properties, and utilized inputs generally consistent with those described above. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. If the estimated revenues (only one of the many estimates involved) of the proved oil and gas properties reviewed but for which impairment charges were not recorded were lower by 8 to 10 percent, these properties could be at risk for impairment. Over 65 percent of our future production is in years 2020 and beyond.
Accounting for Derivative Instruments and Hedging Activities
Through December 2011, we elected to designate the majority of our applicable derivative instruments as cash flow hedges for accounting purposes. Most of our commodity derivative contracts entered into after 2011 continue to serve as economic hedges but are not designated as hedges for accounting purposes as we have elected not to utilize hedge accounting on new derivative instruments. Changes in the fair value of non-hedge derivative instruments, hereafter referred to as economic hedges, are recognized as gains or losses in the earnings of the periods in which they occur, accordingly we believe this will result in future earnings that are more volatile. The unrealized changes in fair value of cash flow hedge derivatives recorded in accumulated other comprehensive income at December 31, 2012 were realized at the end of the first-quarter 2013.
We review our energy contracts to determine whether they are, or contain, derivatives. Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short-term, with more than 93 percent of the value of our derivatives portfolio expiring in the next 12 months. We further assess the appropriate accounting method for any derivatives identified, which could include:

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
Additional discussion of the accounting for energy contracts at fair value is included in Notes 1 and 14 of Notes to Consolidated Financial Statements.
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
The process of estimating natural gas and oil reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data. After being estimated internally, over 88 percent of our domestic reserves estimates are audited by independent experts. The data may change substantially over time as a result of numerous factors, including the historical 12 month weighted average price, additional development cost and activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserves estimates could occur from time to time. Such changes could trigger an impairment of our oil and gas properties and have an impact on our depreciation, depletion and amortization expense prospectively. For example, a change of approximately 10 percent in our total oil and gas reserves could change our annual depreciation, depletion and amortization expense between approximately $72 million and $87 million. The actual impact would depend on the specific basins impacted and whether the change resulted from proved developed, proved undeveloped or a combination of these reserves categories.
Estimates of future commodity prices, which are utilized in our impairment analyses, consider market information including published forward oil and natural gas prices. The forecasted price information used in our impairment analyses is consistent with that generally used in evaluating our drilling decisions and acquisition plans. Prices for future periods impact the production economics underlying oil and gas reserve estimates. In addition, changes in the price of natural gas and oil also impact certain costs associated with our underlying production and future capital costs. The prices of natural gas and oil are volatile and change from period to period, thus impacting our estimates. Significant unfavorable changes in the estimated future commodity prices could result in an impairment of our oil and gas properties.
We record the cost of leasehold acquisitions as incurred. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. Changes in our assumptions regarding the estimates of the nonproductive portion of these leasehold acquisitions could result in impairment of these costs. Upon determination that specific acreage will not be developed, the costs associated with that acreage would be impaired. Additionally, our leasehold costs are evaluated for impairment if the proved property costs in the basin are impaired. Our capitalized lease acquisition costs totaled $332 million at December 31, 2014.
Contingent Liabilities
We record liabilities for estimated loss contingencies, including royalty litigation, environmental and other contingent matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates and upon advice of legal counsel, engineers or other third parties regarding the probable outcomes of the matter. As new developments occur or more information becomes available, our assumptions and estimates of these liabilities may change. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period. See Note 9 of Notes to Consolidated Financial Statements.
Valuation of Deferred Tax Assets and Liabilities
We record deferred taxes for the differences between the tax and book basis of our assets as well as loss or credit carryovers to future years. Included in our deferred taxes are deferred tax assets resulting from certain investments and businesses that have a tax basis in excess of book basis, from certain separate state losses generated in the current and prior years and from alternative minimum tax credits. We must periodically evaluate whether it is more likely than not we will realize these deferred tax assets and establish a valuation allowance for those that do not meet the more likely than not threshold. When assessing the need for a valuation allowance, we consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryforwards. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by potential changes in jurisdictional income tax laws and the circumstances surrounding the actual realization of related tax assets.
The determination of our state deferred tax requires judgment as our effective state deferred tax rate can change periodically based on changes in our operations. Our effective state deferred tax rate is based upon our current entity structure and the jurisdictions in which we operate.
See Note 8 of Notes to Consolidated Financial Statements for additional information.
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
The determination of fair value for our energy derivative assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities, we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At December 31, 2014, the credit reserve is less than $1 million on our net derivative assets and net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.
At December 31, 2014, 93 percent of the fair value of our derivatives portfolio expires in the next 12 months and 100 percent expires in the next 24 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.
The instruments included in Level 3 at December 31, 2014, consist of natural gas index transactions that are used to manage the physical requirements of our business. The change in the overall fair value of instruments included in Level 3 primarily results from changes in commodity prices during the month of delivery. There are generally no active forward markets or quoted prices for natural gas index transactions.
For the years ended December 31, 2014, 2013 and 2012, we recognized impairments of certain assets that were measured at fair value on a nonrecurring basis. These impairment measurements are included in Level 3 as they include significant unobservable inputs, such as our estimate of future cash flows and the probabilities of alternative scenarios. See Note 13 of Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk exposure is related primarily to our debt portfolio. Our senior notes are fixed rate debt in order to mitigate the impact of fluctuations in interest rates. For our fixed rate debt, $400 million matures in 2017, $1,100 million matures in 2022 and $500 million matures in 2024. Interest rates for each group are 5.25 percent, 6.00 percent and 5.25 percent, respectively. The aggregate fair value of the senior notes is $1,938 million. Borrowings under our credit facility are based on a variable interest rate and could expose us to the risk of increasing interest rates. As of December 31, 2014, the weighted average variable interest rate was 3.01 percent on the $280 million outstanding under the Credit Facility Agreement. See Note 7 of Notes to Consolidated Financial Statements.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of natural gas, oil and NGLs, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our marketing trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted and changes in interest rates. See Notes 13 and 14 of Notes to Consolidated Financial Statements.
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
Trading
Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was a net asset of $1 million at December 31, 2014 and a net liability of $1 million at December 31, 2013. The value at risk for contracts held for trading purposes was less than $1 million at December 31, 2014 and December 31, 2013.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our natural gas purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $493 million at December 31, 2014 and a net liability of $64 million at December 31, 2013.
The value at risk for derivative contracts held for nontrading purposes was $16 million at December 31, 2014, and $19 million at December 31, 2013. During the year ended December 31, 2014, our value at risk for these contracts ranged from a high of $19 million to a low of $16 million. The decrease in value at risk from December 31, 2013 primarily reflects decreases in market prices on contracts entered into to hedge our equity production.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
The Board of Directors and Shareholders of WPX Energy, Inc.,

We have audited WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WPX Energy Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, WPX Energy Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WPX Energy Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014 of WPX Energy, Inc. and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of WPX Energy, Inc.,
We have audited the accompanying consolidated balance sheets of WPX Energy, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15.(a).These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPX Energy, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 26, 2015

WPX Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$41	$47
Accounts receivable, net of allowance of $6 million and $7 million as of December 31, 2014 and 2013, respectively	459	518
Deferred income taxes	—	49
Derivative assets	498	50
Inventories	45	66
Margin deposits	27	71
Assets classified as held for sale	773	92
Other	26	29
Total current assets	1,869	922
Properties and equipment, net (successful efforts method of accounting)	6,842	6,760
Derivative assets	38	7
Other noncurrent assets	49	740
Total assets	$8,798	$8,429
Liabilities and Equity
Current liabilities:
Accounts payable	$712	$634
Accrued and other current liabilities	177	167
Liabilities associated with assets held for sale	132	41
Customer margin deposits payable	—	55
Deferred income taxes	151	—
Derivative liabilities	37	110
Total current liabilities	1,209	1,007
Deferred income taxes	621	776
Long-term debt	2,280	1,911
Derivative liabilities	5	12
Asset retirement obligations	198	305
Other noncurrent liabilities	57	208
Contingent liabilities and commitments (Note 9)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares issued)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 203.7 million shares issued at December 31, 2014 and 201 million shares issued at December 31, 2013)	2	2
Additional paid-in-capital	5,562	5,516
Accumulated deficit	(1,244)	(1,408)
Accumulated other comprehensive income (loss)	(1)	(1)
Total stockholders’ equity	4,319	4,109
Noncontrolling interests in consolidated subsidiaries	109	101
Total equity	4,428	4,210
Total liabilities and equity	$8,798	$8,429
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
Revenues:	(Millions, except per share amounts)
Product revenues:
Natural gas sales	$1,002	$896	$1,193
Oil and condensate sales	724	534	376
Natural gas liquid sales	205	228	297
Total product revenues	1,931	1,658	1,866
Gas management	1,120	891	949
Net gain (loss) on derivatives not designated as hedges (Note 14)	434	(124)	78
Other	8	6	7
Total revenues	3,493	2,431	2,900
Costs and expenses:
Lease and facility operating	244	227	202
Gathering, processing and transportation	328	350	434
Taxes other than income	126	102	68
Gas management, including charges for unutilized pipeline capacity	987	931	996
Exploration (Note 4)	173	423	71
Depreciation, depletion and amortization	810	858	884
Impairment of producing properties and costs of acquired unproved reserves (Note 4)	20	860	123
Loss on sale of working interests in the Piceance Basin (Note 4)	196	—	—
General and administrative	271	269	265
Other—net	12	12	14
Total costs and expenses	3,167	4,032	3,057
Operating income (loss)	326	(1,601)	(157)
Interest expense	(123)	(108)	(102)
Investment income, impairment of equity method investment and other	1	(19)	1
Income (loss) from continuing operations before income taxes	204	(1,728)	(258)
Provision (benefit) for income taxes	75	(624)	(84)
Income (loss) from continuing operations	129	(1,104)	(174)
Income (loss) from discontinued operations	42	(87)	(37)
Net income (loss)	171	(1,191)	(211)
Less: Net income (loss) attributable to noncontrolling interests	7	(6)	12
Net income (loss) attributable to WPX Energy, Inc.	$164	$(1,185)	$(223)
Amounts attributable to WPX Energy, Inc.:
Income (loss) from continuing operations	$129	$(1,092)	$(174)
Income (loss) from discontinued operations	35	(93)	(49)
Net income (loss)	$164	$(1,185)	$(223)
Basic earnings (loss) per common share (Note 3):
Income (loss) from continuing operations	$0.63	$(5.45)	$(0.87)
Income (loss) from discontinued operations	0.18	(0.46)	(0.25)
Net income (loss)	$0.81	$(5.91)	$(1.12)
Weighted-average shares (millions)	202.7	200.5	198.8
Diluted earnings (loss) per common share (Note 3):
Income (loss) from continuing operations	$0.62	$(5.45)	$(0.87)
Income (loss) from discontinued operations	0.18	(0.46)	(0.25)
Net income (loss)	$0.80	$(5.91)	$(1.12)
Weighted-average shares (millions)	206.3	200.5	198.8
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2014	2013	2012
	(Millions)
Net income (loss) attributable to WPX Energy, Inc.	$164	$(1,185)	$(223)
Other comprehensive income (loss):
Change in fair value of cash flow hedges, net of tax(a)	$—	$—	$57
Net reclassifications into earnings of net cash flow hedge gains, net of tax(b)	—	(3)	(274)
Other comprehensive income (loss), net of tax	—	(3)	(217)
Comprehensive income (loss) attributable to WPX Energy, Inc.	$164	$(1,188)	$(440)
 __________

(a)
Change in fair value of cash flow hedges is net of income tax of $33 million for 2012. 2012 includes a $15 million before tax unrealized gain that was recognized in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations, as the underlying transaction was no longer probable of occurring (see Note 14).

(b)
Net reclassifications into earnings of net cash flow hedge realized gains are net of $2 million and $159 million of income tax for 2013 and 2012, respectively. Before tax amounts realized and reclassified to product revenues, primarily natural gas sales revenues, on the Consolidated Statements of Operations were $5 million and $434 million for 2013 and 2012, respectively.

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity

	WPX Energy, Inc., Stockholders
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests(a)	Total
	(Millions)
Balance at December 31, 2011	$2	$5,457	$—	$219	$5,678	$81	$5,759
Comprehensive income:
Net income (loss)	—	—	(223)	—	(223)	12	(211)
Other comprehensive income (loss)	—	—		(217)	(217)	—	(217)
Comprehensive income (loss)							(428)
Contribution from noncontrolling interest						10	10
Stock based compensation, net of tax benefit		30			30		30
Balance at December 31, 2012	2	5,487	(223)	2	5,268	103	5,371
Comprehensive income:
Net income (loss)	—	—	(1,185)	—	(1,185)	(6)	(1,191)
Other comprehensive income (loss)	—	—		(3)	(3)	—	(3)
Comprehensive income (loss)							(1,194)
Contribution from noncontrolling interest						4	4
Stock based compensation, net of tax benefit	—	29		—	29	—	29
Balance at December 31, 2013	2	5,516	(1,408)	(1)	4,109	101	4,210
Comprehensive income:
Net income (loss)	—	—	164		164	7	171
Other comprehensive income (loss)	—	—		—	—		—
Comprehensive income (loss)							171
Contribution from noncontrolling interest	—	—		—	—	1	1
Stock based compensation, net of tax benefit	—	46		—	46	—	46
Balance at December 31, 2014	$2	$5,562	$(1,244)	$(1)	$4,319	$109	$4,428

__________

(a)	Primarily represents the 31 percent of Apco Oil and Gas International Inc. owned by others.
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Operating Activities	(Millions)
Net income (loss)	$171	$(1,191)	$(211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	863	940	973
Deferred income tax provision (benefit)	46	(645)	(160)
Provision for impairment of properties and equipment (including certain exploration expenses) and investments	236	1,483	288
Amortization of stock-based awards	36	32	28
(Gain) loss on sales of assets(a)	196	(41)	(42)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	51	(43)	68
Inventories	19	(5)	7
Margin deposits and customer margin deposits payable	(10)	(18)	(5)
Other current assets	8	(7)	7
Accounts payable	4	41	(128)
Accrued and other current liabilities	(1)	(21)	12
Changes in current and noncurrent derivative assets and liabilities	(559)	106	(32)
Other, including changes in other noncurrent assets and liabilities	10	5	(9)
Net cash provided by operating activities	1,070	636	796
Investing Activities
Capital expenditures(b)	(1,807)	(1,154)	(1,521)
Proceeds from sales of assets	374	49	310
Other	(4)	(6)	7
Net cash used in investing activities	(1,437)	(1,111)	(1,204)
Financing Activities
Proceeds from common stock	16	6	3
Proceeds from long-term debt	500	—	6
Borrowings on credit facility	1,947	970	50
Payments on credit facility	(2,077)	(560)	(50)
Excess tax benefit of stock based awards	—	—	13
Payments for long-term debt issuance costs	(13)	—	—
Other	(29)	10	15
Net cash provided by financing activities	344	426	37
Net increase (decrease) in cash and cash equivalents	(23)	(49)	(371)
Effect of exchange rate changes on international cash and cash equivalents	(6)	(5)	(2)
Cash and cash equivalents at beginning of period(c)	99	153	526
Cash and cash equivalents at end of period(c)	$70	$99	$153
__________
(a) 2014 includes $196 million loss on the sale of working interests in the Piceance Basin (Note 4), 2013 includes a $36 million gain on sale of Powder River Basin deep rights leasehold (Note 2) and 2012 includes a $38 million gain on the sale of our holdings in Barnett Shale and Arkoma Basin (Note 2).

(b) Increase to properties and equipment	$(1,934)	$(1,207)	$(1,449)
Changes in related accounts payable and accounts receivable	127	53	(72)
Capital expenditures	$(1,807)	$(1,154)	$(1,521)
(c) Amounts include cash associated with our international operations which represent the difference between amounts reported as cash on the Consolidated Balance Sheets.
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Description of Business
Operations of our company include natural gas, oil and NGL development, production and gas management activities primarily located in Colorado, New Mexico and North Dakota in the United States. We specialize in development and production from tight-sands and shale formations in the Piceance, Williston and San Juan Basins. We also have operations and interests in the Appalachian and Green River Basins located in Pennsylvania and Wyoming. Associated with our commodity production are sales and marketing activities, referred to as gas management activities, that include the management of various commodity contracts such as transportation, storage and related derivatives coupled with the sale of our commodity volumes.
In addition, we have operations in the Powder River Basin in Wyoming and, until January 29, 2015, had a 69 percent controlling interest in Apco Oil and Gas International Inc. (“Apco”, NASDAQ listed: APAGF), an oil and gas exploration and production company with activities in Argentina and Colombia. As of December 31, 2014, the results of Powder River Basin and Apco are reported as discontinued operations.
The consolidated businesses represented herein as WPX Energy, Inc., also referred to herein as “WPX” or the “Company” is at times referred to in the first person as “we,” “us” or “our.”
Basis of Presentation
These financial statements are prepared on a consolidated basis.
Our continuing operations are comprised of a single business segment, the domestic development, production and gas management activities of natural gas, oil and NGLs. Prior to classifying our international operations as discontinued operations, we reported business segments for domestic and international.
Discontinued operations
On January 29, 2015, we announced that we had completed the disposition of our international interests for approximately $294 million upon the successful consummation of the definitive merger agreement entered into between Pluspetrol Resources Corporation and Apco in fourth-quarter 2014. The results of operations of our international segment have been reported as discontinued operations on the Consolidated Statements of Operations and the assets and liabilities have been classified as held for sale on the Consolidated Balance Sheets.
During the third quarter of 2014, we signed an agreement for the sale of our remaining mature, coalbed methane holdings in the Powder River Basin in Wyoming. The results of operations of the Powder River Basin have been reported as discontinued operations on the Consolidated Statements of Operations and the assets and liabilities have been classified as held for sale on the Consolidated Balance Sheets.
Also included in discontinued operations through the completion date of sale in second-quarter 2012, are the results of operations of the Barnett Shale and Arkoma Basin operations.
Additionally, see Note 9 for a discussion of contingencies related to Williams’ former power business (most of which was disposed in 2007).
See Note 2 for a further discussion of discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations.
Recently Issued Accounting Standards
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity that raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other material disposal transactions that do not meet the revised definition of discontinued operations. Under the updated standard, a disposal of a component or group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components of the entity (1) has been disposed of by a sale, (2) has been disposed of other than by sale or (3) is classified as held for sale. This accounting standards update is effective for annual periods beginning on or after December 15, 2014 and is applied prospectively. Early adoption is permitted but only for disposals (or classifications that are held for sale) that have not been reported in financial statements previously issued or available for use. We elected to early adopt this standard during the third quarter of 2014. As such, any disposals which meet the criteria above are reported as discontinued operations (see Note 2).

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
In August 2014, the FASB issued ASU No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company expects to adopt ASU 2014‑15 in fiscal year 2016 and the Company does not expect the adoption of ASU 2014‑15 to have a significant impact on its Consolidated Financial Statements or related disclosures.
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
Restricted cash
Restricted cash consists of approximately $6 million and $21 million at December 31, 2014 and 2013, respectively, and is included in other current assets on the Consolidated Balance Sheets. Restricted cash in 2013 primarily related to escrow accounts established as part of the settlement agreement with certain California utilities, which was settled in 2014.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Inventories
All inventories are stated at the lower of cost or market. Our materials, supplies and other inventories consist of tubular goods and production equipment for future transfer to wells and crude oil production in transit. Inventory is recorded and relieved using the weighted average cost method except for production equipment which is on the specific identification method. The following table presents a summary of inventories.

	Years ended December 31,
	2014	2013
	(Millions)
Material, supplies and other	$43	$43
Crude oil production in transit	2	10
Natural gas in underground storage	—	13
	$45	$66
During 2014, we assigned our remaining natural gas storage capacity agreement to a third party resulting in a loss of approximately $14 million and sold the remaining natural gas stored under this agreement for a loss of approximately $4 million reflected in gas management expenses in the Consolidated Statements of Operations. We recognized lower of cost or market writedowns on natural gas in storage of $1 million in both 2014 and 2013 and $11 million in 2012.
Properties and equipment
Oil and gas exploration and production activities are accounted for under the successful efforts method. Costs incurred in connection with the drilling and equipping of exploratory wells are capitalized as incurred. If proved reserves are not found, such costs are charged to exploration expenses. Other exploration costs, including geological and geophysical costs and lease rentals are charged to expense as incurred. All costs related to development wells, including related production equipment and lease acquisition costs, are capitalized when incurred whether productive or nonproductive.
Unproved properties include lease acquisition costs and costs of acquired unproved reserves. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. The estimate of what could be nonproductive is based on our historical experience or other information, including current drilling plans and existing geological data. Impairment and amortization of lease acquisition costs are included in exploration expense in the Consolidated Statements of Operations. A majority of the costs of acquired unproved reserves related to our discontinued operations and are associated with areas to which we or other producers have identified significant proved developed producing reserves. Generally, economic recovery of unproved reserves in such areas is not yet supported by actual production or conclusive formation tests, but may be confirmed by our continuing development program. Ultimate recovery of unproved reserves in areas with established production generally has greater probability than in areas with limited or no prior drilling activity. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. We refer to unproved lease acquisition costs and costs of acquired unproved reserves as unproved properties.
Gains or losses from the ordinary sale or retirement of properties and equipment are recorded in operating income (loss) as either a separate line item, if individually significant, or included in other—net on the Consolidated Statements of Operations.
Costs related to the construction or acquisition of field gathering, processing and certain other facilities are recorded at cost. Ordinary maintenance and repair costs are expensed as incurred.
Depreciation, depletion and amortization
Capitalized exploratory and developmental drilling costs, including lease and well equipment and intangible development costs are depreciated and amortized using the units-of-production method based on estimated proved developed oil and gas reserves on a field basis. Depletion of producing leasehold costs is based on the units-of-production method using estimated total proved oil and gas reserves on a field basis. In arriving at rates under the units-of-production methodology, the quantities of proved oil and gas reserves are established based on estimates made by our geologists and engineers.
Costs related to gathering, processing and certain other facilities are depreciated on the straight-line method over the estimated useful lives.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Proved properties, including developed and undeveloped, are assessed for impairment using estimated future undiscounted cash flows on a field basis. If the undiscounted cash flows are less than the book value of the assets, then a subsequent analysis is performed using discounted cash flows. Additionally, our leasehold costs are evaluated for impairment if the proved property costs within a basin are impaired.
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
Contingent liabilities
Due to the nature of our business, we are routinely subject to various lawsuits, claims and other proceedings. We recognize a liability in our consolidated financial statements when we determine that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is probable but lack information on which to reasonably estimate a loss, if any, or if we determine that a loss is only reasonably possible, we do not recognize a liability. We disclose the nature of loss contingencies that are potentially material but for which no liability has been recognized.
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
Cash flows from revolving credit facilities
Proceeds and payments related to any borrowings under a revolving credit facility are reflected in the financing activities of the Consolidated Statements of Cash Flows on a gross basis.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
For many of our commodity derivatives entered into prior to January 1, 2012, we designated a hedging relationship. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and we must maintain appropriate documentation. We established hedging relationships pursuant to our risk management policies. We evaluated the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be, or is no longer expected to be, highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively and future changes in the fair value of the derivative are recognized currently in revenues or costs and operating expenses dependent upon the underlying hedge transaction.
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
Certain gains and losses on derivative instruments included in the Consolidated Statements of Operations are netted together to a single net gain or loss, while other gains and losses are reported on a gross basis. Gains and losses recorded on a net basis include:

•	unrealized gains and losses on all derivatives that are not designated as cash flow hedges related to production and for which we have not elected the normal purchases and normal sales exception;

•	unrealized gains and losses on all derivatives that are not designated as cash flow hedges related to gas management and for which we have not elected the normal purchases and normal sales exception;

•	the ineffective portion of unrealized gains and losses on derivatives that are designated as cash flow hedges;

•	realized gains and losses on all derivatives that settle financially;

•	realized gains and losses on derivatives held for trading purposes; and

•	realized gains and losses on derivatives entered into as a pre-contemplated buy/sell arrangement.
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
Product revenues
Revenues for sales of natural gas, oil and condensate and natural gas liquids are recognized when the product is sold and delivered. Revenues from the production of natural gas in properties for which we have an interest with other producers are recognized based on the actual volumes sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, that are determined to be nonrecoverable through remaining production are recognized as accounts receivable or accounts payable, as appropriate. Our cumulative net natural gas imbalance position based on market prices as of December 31, 2014 and 2013 was insignificant. Additionally, natural gas revenues include $5 million and $423

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

million in 2013 and 2012, respectively, of realized gains from derivatives designated as cash flow hedges of our production sold.
Gas management revenues and expenses
Revenues for sales related to gas management activities are recognized when the product is sold and physically delivered. Gas management activities include the managing of various natural gas related contracts such as transportation, storage and related hedges. The Company also sells natural gas, oil and NGLs purchased from working interest owners in operated wells and other area third-party producers. The revenues and expenses related to these marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses.
Charges for unutilized transportation capacity included in gas management expenses were $57 million, $61 million and $46 million in 2014, 2013 and 2012, respectively.
Capitalization of interest
We capitalize interest during construction on projects with construction periods of at least three months and a total estimated project cost in excess of $1 million. We use the weighted average rate of our outstanding debt (see Note 7).
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
Earnings (loss) per common share
Basic earnings (loss) per common share is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share includes any dilutive effect of stock options and nonvested restricted stock units (see Note 3).
Note 2. Discontinued Operations
On October 3, 2014, we announced an agreement to sell our international interests for approximately $294 million subject to the successful consummation of the definitive merger agreement entered into between Pluspetrol Resources Corporation and Apco. During January 2015 we completed the divestiture of our 69 percent controlling equity interest in Apco and additional Argentina-related assets to Pluspetrol. Together, these non-operated international holding comprised our international segment. We expect to book a gain of approximately $40 million related to this transaction during first quarter 2015.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

During the third quarter of 2014, our management signed an agreement to sell our remaining mature, coalbed methane holdings in the Powder River Basin for $155 million, subject to closing adjustments such as net revenues from effective date to closing date. We continue to negotiate the divestiture. The original sales agreement was scheduled to terminate February 13, 2015, but both parties agreed to extend the timetable. If the agreement does not successfully close in March, WPX has the option to terminate the transaction. Additionally, we have recorded a $45 million impairment of the net assets to a probability weighted-average of expected sales prices. The Company has not actively drilled in the basin since 2011. The Powder River operations have firm gathering and treating agreements with total commitments of $128 million through 2020. These commitments have been in excess of our production throughput. We also have certain pipeline capacity obligations held by our marketing company with total commitments for 2015 and beyond totaling $172 million. Depending on the final terms upon closing of the Powder River sale, we may record a portion of these obligations if they meet the definition of exit activities in association with exiting the Powder River Basin.
During the first quarter of 2012, our management signed an agreement to divest its holdings in the Barnett Shale and the Arkoma Basin. The transaction closed in second-quarter 2012. Total proceeds received from the sale were $306 million.
Summarized Results of Discontinued Operations

For the year ended December 31, 2014	Domestic	International	Total
		(Millions)
Total revenues	$189	$163	$352
Costs and expenses:
Lease and facility operating	$41	$37	$78
Gathering, processing and transportation	70	1	71
Taxes other than income	16	28	44
Exploration	—	4	4
Depreciation, depletion and amortization	11	42	53
Impairment of assets held for sale	45	—	45
General and administrative	4	16	20
Other—net	—	12	12
Total costs and expenses	187	140	327
Operating income (loss)	2	23	25
Interest capitalized	1	—	1
Investment income and other	6	19	25
Income (loss) from discontinued operations before income taxes	9	42	51
Provision (benefit) for income taxes(a)	2	7	9
Income (loss) from discontinued operations	$7	$35	$42
__________
(a) International income tax provision for 2014 is net of $18 million deferred tax benefit for the excess tax basis in our investment in Apco's stock.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2013	Domestic	International	Total
		(Millions)
Total revenues	$178	$152	$330
Costs and expenses:
Lease and facility operating	$44	$37	$81
Gathering, processing and transportation	80	3	83
Taxes other than income	15	24	39
Exploration	1	7	8
Depreciation, depletion and amortization	48	34	82
Impairment of producing properties and costs of acquired unproved reserves	192	3	195
Gain on sale of Powder River Basin deep rights leasehold	(36)	—	(36)
General and administrative	6	14	20
Other—net	5	—	5
Total costs and expenses	355	122	477
Operating income (loss)	(177)	30	(147)
Interest capitalized	4	—	4
Investment income and other	4	21	25
Income (loss) from discontinued operations before income taxes	(169)	51	(118)
Provision (benefit) for income taxes(a)	(62)	31	(31)
Income (loss) from discontinued operations	$(107)	$20	$(87)
__________
(a) International income tax provision for 2013 includes $10 million of deferred tax expense for the Argentina capital gains tax that was enacted in 2013.

For the year ended December 31, 2012	Domestic	International	Total
		(Millions)
Total revenues	$180	$137	$317
Costs and expenses:
Lease and facility operating	$65	$32	$97
Gathering, processing and transportation	74	2	76
Taxes other than income	19	24	43
Gas management, including charges for unutilized pipeline capacity	1	—	1
Exploration	1	11	12
Depreciation, depletion and amortization	62	27	89
Impairment of producing properties and costs of acquired unproved reserves	102	—	102
Gain on sale of Barnett Shale and Arkoma Basin holdings	(38)	—	(38)
General and administrative	10	14	24
Other—net	(1)	—	(1)
Total costs and expenses	295	110	405
Operating income (loss)	(115)	27	(88)
Interest capitalized	6	—	6
Investment income and other	4	27	31
Income (loss) from discontinued operations before income taxes	(105)	54	(51)
Provision (benefit) for income taxes	(38)	24	(14)
Income (loss) from discontinued operations	$(67)	$30	$(37)

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Assets and Liabilities in the Consolidated Balance Sheets Attributable to Discontinued Operations

December 31, 2014	Domestic	International	Total
		(Millions)
Assets classified as held for sale
Current assets:
Cash and cash equivalents	$—	$29	$29
Accounts receivable	—	25	25
Inventories	1	7	8
Other	—	14	14
Total current assets	1	75	76
Investments	18	134	152
Properties and equipment (successful efforts method of accounting)(a)	132	445	577
Less—accumulated depreciation, depletion and amortization	(10)	(228)	(238)
Properties and equipment, net	122	217	339
Other noncurrent assets	—	6	6
Total assets classified as held for sale—discontinued operations	$141	$432	$573
Total assets classified as held for sale—continuing operations (Note 4)	200	—	200
Total assets classified as held for sale on the Consolidated Balance Sheets	$341	$432	$773

Liabilities associated with assets held for sale
Current liabilities:
Accounts payable	$—	$34	$34
Accrued and other current liabilities	3	23	26
Total current liabilities	3	57	60
Deferred income taxes	—	13	13
Long-term debt	—	2	2
Asset retirement obligations	45	7	52
Other noncurrent liabilities	—	3	3
Total liabilities associated with assets held for sale—discontinued operations	$48	$82	$130
Total liabilities associated with assets held for sale—continuing operations (Note 4)	$2	$—	$2
Total liabilities associated with assets held for sale on the Consolidated Balance Sheets	$50	$82	$132
__________
(a) Domestic includes a $45 million impairment of the net assets of the Powder River Basin.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

December 31, 2013	Domestic	International	Total
		(Millions)
Assets classified as held for sale
Current assets:
Cash and cash equivalents	$—	$51	$51
Accounts receivable	—	18	18
Inventories	1	5	6
Other	—	17	17
Total current assets	1	91	92
Investments	17	125	142
Properties and equipment (successful efforts method of accounting)	166	360	526
Less—accumulated depreciation, depletion and amortization	—	(194)	(194)
Properties and equipment, net	166	166	332
Total assets classified as held for sale—discontinued operations(a)	$184	$382	$566
Total assets classified as held for sale—continuing operations (Note 4)(a)	148	—	148
Total assets classified as held for sale on the Consolidated Balance Sheets(a)	$332	$382	$714

Liabilities associated with assets held for sale
Current liabilities:
Accounts payable	$—	$18	$18
Accrued and other current liabilities	3	20	23
Total current liabilities	3	38	41
Deferred income taxes	—	12	12
Long-term debt	—	5	5
Asset retirement obligations	47	4	51
Total liabilities associated with assets held for sale—discontinued operations(a)	$50	$59	$109
Total liabilities associated with assets held for sale—continuing operations (Note 4)	2	—	2
Total liabilities associated with assets held for sale on the Consolidated Balance Sheets(a)	$52	$59	$111
__________
(a) Noncurrent assets and liabilities as of December 31, 2013 that are attributable to discontinued operations have been reflected in other noncurrent assets and liabilities on the Consolidated Balance Sheet as of December 31, 2013.
Noncontrolling interests in consolidated subsidiaries of $109 million and $101 million as of December 31, 2014 and 2013, respectively, related to assets classified as held for sale.

Cash Flows Attributable to Discontinued Operations
Excluding taxes and changes to working capital related to Powder River Basin, total cash provided by operating activities related to discontinued operations was $65 million, $36 million and $18 million for 2014, 2013 and 2012, respectively. Total cash used in investing activities related to Powder River Basin discontinued operations was $11 million, $3 million and $20 million for 2014, 2013 and 2012, respectively. Cash provided by operating activities related to our international operations was $65 million, $56 million and $50 million for 2014, 2013 and 2012, respectively. Total cash used in investing activities related our international operations was $85 million, $43 million and $56 million for 2014, 2013 and 2012, respectively.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 3. Earnings (Loss) Per Common Share from Continuing Operations
 The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
	2014	2013	2012
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$129	$(1,092)	$(174)
Basic weighted-average shares	202.7	200.5	198.8
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	2.7
Stock options	0.9
Diluted weighted-average shares	206.3	200.5	198.8
Earnings (loss) per common share from continuing operations:
Basic	$0.63	$(5.45)	$(0.87)
Diluted	$0.62	$(5.45)	$(0.87)
 __________
(a) For 2013 and 2012, approximately 2.5 million and 1.9 million, respectively, weighted-average nonvested restricted stock units and awards and 1.1 million and 1.0 million, respectively, weighted-average stock options have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc.
The table below includes information related to stock options that were outstanding at December 31, 2014, 2013 and 2012 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the fourth quarter weighted-average market price of our common shares.

	2014	2013	2012
Options excluded (millions)	1.4	0.4	1.3
Weighted-average exercise price of options excluded	$18.42	$20.24	$18.17
Exercise price range of options excluded	$16.46 - $21.81	$20.21 - $20.97	$16.46 - $20.97
Fourth quarter weighted-average market price	$15.96	$19.97	$16.15
Note 4. Asset Sales, Impairments and Exploration Expenses
In 2014, we recorded a total of $87 million in impairment charges associated with exploratory well costs and producing properties of which approximately $20 million is recorded as a separate line on the Consolidated Statements of Operations and $67 million is included in exploration expenses. In 2013, we recorded a total of $1.2 billion in impairment charges of which $860 million is recorded as a separate line on the Consolidated Statements of Operations, $317 million is included in exploration expenses and $20 million is included in investment income, impairment of equity method investment and other. These impairments are discussed further in the sections below.
Asset Sales
In June 2014, we sold portions of our working interests in certain Piceance Basin wells to Legacy Reserves LP (“Legacy”) for $325 million cash with an effective date of January 1, 2014. The terms of the sale also provided us with a 10 percent ownership in a newly created class of incentive distribution rights (“IDR”) of Legacy. The working interests represented approximately 300 Bcfe of proved reserves, or approximately 6 percent of WPX’s year-end 2013 proved reserves. Production related to these working interests for January 2014 through May 2014 approximated 70 MMcfe per day of our production. Based on an estimated total value received of $329 million, which represents estimated final cash proceeds and an estimated fair value of the IDRs, we recorded a $195 million loss on the sale in second quarter 2014. In the third quarter of 2014, we recorded an additional loss on sale of $1 million related to this transaction.
On December 3, 2014, we announced that we have agreed to sell our operations in northeast Pennsylvania and release certain firm transportation capacity to Southwestern Energy Company (NYSE: SWN) for approximately $300 million in cash. Net property, plant and equipment related to this transaction, as of December 31,2014, was $200 million and asset retirement

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

obligation liability was $2 million. The transaction includes physical operations covering approximately 46,700 acres, roughly 50 MMcfe per day of net natural gas production and 63 operated horizontal wells. The assets are primarily located in Susquehanna County, Pennsylvania. The transaction also includes the release of firm transportation capacity that we have under contract in the northeast, primarily 260 MMcfe per day with Millennium Pipeline. Upon the transfer of the firm capacity, we will be released from approximately $24 million per year in annual demand obligations associated with the transport. The transaction subsequently closed on January 30, 2015 and we estimate a net gain of at least $75 million will be recorded in first quarter 2015.
Impairments
The following table presents a summary of significant impairments of producing properties and costs of acquired unproved reserves and impairment of equity method investments.

	Years Ended December 31,
	2014	2013	2012
	(Millions)
Impairment of producing properties and costs of acquired unproved reserves(a)	$20	$860	$123
Impairment of equity method investment in Appalachian Basin	$—	$20	$—
 __________

(a)	Excludes related impairments of unproved leasehold included in exploration expenses.
As a result of declines in forward crude oil and natural gas prices primarily during the fourth-quarter 2014 as compared to forward prices as of December 31, 2013, we performed impairment assessments of our proved producing properties and costs of acquired unproved reserves. Accordingly, we recorded the following impairments during 2014:

•	$11 million impairment in the fourth quarter in the Green River Basin; and

•	$9 million of impairments in the fourth quarter of other properties.
As a result of declines in forward natural gas prices primarily during the fourth-quarter 2013 as compared to forward prices as of December 31, 2012, we performed impairment assessments of our proved producing properties and capitalized cost of acquired unproved reserves. Accordingly, we recorded the following impairments during 2013:

•	$772 million impairment in the fourth quarter of proved producing oil and gas properties in the Appalachian Basin; and

•
$88 million impairment in the Piceance Basin including impairments of capitalized costs of acquired unproved reserves of $19 million and $69 million in the third and fourth quarters, respectively, in the Kokopelli area.

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
As a result of declines in forward natural gas and natural gas liquids prices during 2012 as compared to forward natural gas and natural gas liquids prices as of December 31, 2011, we performed impairment assessments of our proved producing properties and capitalized cost of acquired unproved reserves during 2012. Accordingly, we recorded the following impairments during 2012:

•	$75 million impairment of capitalized costs of acquired unproved reserves in the Piceance Basin; and

•	$48 million impairment of proved producing oil and gas properties in the Green River Basin.
Our impairment analyses included an assessment of undiscounted and discounted future cash flows, which considered information obtained from drilling, other activities and natural gas reserve quantities (see Note 13).

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Exploration Expenses
The following table presents a summary of exploration expenses.

	Years Ended December 31,
	2014	2013	2012
	(Millions)
Geologic and geophysical costs	$11	$18	$12
Impairments of exploratory area well costs and dry hole costs	88	3	1
Unproved leasehold property impairments, amortization and expiration	74	402	58
Total exploration expenses	$173	$423	$71
Impairments of exploratory well and dry hole costs for 2014 include $67 million of impairment related to our Niobrara Shale well costs in the Piceance Basin and $16 million of impairments in other exploratory areas where management has determined to cease exploratory activities. The remaining amount represents dry hole costs associated with exploratory wells where hydrocarbons were not detected. The $67 million Niobrara Shale impairment relates to carrying costs on producing and science wells in excess of estimated discounted cash flows of the exploratory play. We continue to evaluate the potential of our Niobrara Shale exploratory play and plan to drill additional wells in 2015. As of December 31, 2014, our total domestic capitalized well costs associated with our exploratory areas, including the Niobrara Shale in the Piceance Basin, totaled approximately $37 million.
Unproved leasehold impairment, amortization and expiration in 2014 includes impairments of $41 million for unproved leasehold costs in exploratory areas where the company no longer intends to continue exploration activities.
Unproved leasehold impairment, amortization and expiration in 2013 includes a $317 million impairment to estimated fair values of Appalachia leasehold associated with our impairment of the producing properties in the Appalachian Basin.
Note 5. Properties and Equipment
Properties and equipment is carried at cost and consists of the following:

	Estimated Useful Life(a) (Years)	December 31,
		2014	2013
		(Millions)
Proved properties	(b)	$10,386	$10,955
Unproved properties	(c)	394	316
Gathering, processing and other facilities	15-25	251	209
Construction in progress	(c)	541	353
Other	3-40	181	178
Total properties and equipment, at cost		11,753	12,011
Accumulated depreciation, depletion and amortization		(4,911)	(5,251)
Properties and equipment—net		$6,842	$6,760
__________

(a)	Estimated useful lives are presented as of December 31, 2014.

(b)	Proved properties are depreciated, depleted and amortized using the units-of-production method (see Note 1).

(c)	Unproved properties and construction in progress are not yet subject to depreciation and depletion.
During 2014, we purchased oil and natural gas properties in the San Juan Basin for $150 million. The properties purchased included both producing wells and undeveloped locations. Approximately $50 million of the purchase price was allocated to proved producing properties and the remainder to proved undeveloped or unproved leasehold within properties and equipment. The purchase is included within our capital expenditures on the Consolidated Statements of Cash Flows.
Also during 2014, we closed an agreement to farmout a portion of our Trail Ridge properties in the Piceance Basin with TRDC LLC, a subsidiary of G2X Energy. We received $50 million in cash for 49 percent of our working interests in

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

approximately 100 proved developed wells and certain incurred drilling costs. TRDC LLC has committed to a $170 million drilling carry on nearly 400 future wells and will make additional investments for its 49 percent working interest.
Unproved properties consist primarily of non-producing leasehold in the San Juan, Williston and Piceance Basins.
Asset Retirement Obligations
Our asset retirement obligations relate to producing wells, gas gathering well connections and related facilities. At the end of the useful life of each respective asset, we are legally obligated to plug producing wells and remove any related surface equipment and to cap gathering well connections at the wellhead and remove any related facility surface equipment.
A rollforward of our asset retirement obligations for the years ended 2014 and 2013 is presented below.

	2014	2013
	(Millions)
Balance, January 1	$308	$261
Liabilities incurred	19	11
Liabilities settled	(2)	(1)
Liabilities associated with assets sold	(65)	—
Estimate revisions	(78)	17
Accretion expense(a)	19	20
Balance, December 31	$201	$308
Amount reflected as current	$3	$3
__________

(a)	Accretion expense is included in lease and facility operating expense on the Consolidated Statements of Operations.
Estimate revisions in 2014 are primarily associated with decreases in anticipated plug and abandonment costs.
Note 6. Accounts Payable and Accrued and Other Current Liabilities
Accounts Payable

	December 31,
	2014	2013
	(Millions)
Trade	$215	$208
Accrual for capital expenditures	313	225
Royalties	125	130
Cash overdrafts	—	35
Other	59	36
	$712	$634
Accrued and other current liabilities

	December 31,
	2014	2013
	(Millions)
Taxes other than income taxes	$41	$41
Accrued interest	53	43
Compensation and benefit related accruals	55	52
Other, including other loss contingencies	28	31
	$177	$167

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 7. Debt and Banking Arrangements
As of the indicated dates, our debt consisted of the following:

	December 31,
	2014 (a)	2013 (a)
	(Millions)
5.250% Senior Notes due 2017	$400	$400
6.000% Senior Notes due 2022	1,100	1,100
5.250% Senior Notes due 2024	500	—
Credit facility agreement	280	410
Other	1	2
Total debt	$2,281	$1,912
Less: Current portion of long-term debt	1	1
Total long-term debt	$2,280	$1,911
__________

(a)	Interest paid on debt totaled $97 million and $91 million for 2014 and 2013, respectively.
Senior Notes
In November 2011, we issued $400 million aggregate principal amount of 5.25% Senior Notes due 2017 (the “2017 Notes”) and $1.1 billion aggregate principal amount of 6.00% Senior Notes due 2022 (the “2022 Notes”) pursuant to a private offering, and in June 2012 we exchanged these notes for registered 2017 Notes and 2022 Notes. The 2017 Notes and 2022 Notes were issued under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee.
In September 2014, we issued $500 million aggregate principal amount of 5.25% Senior Notes due 2024 (“the 2024 Notes”) pursuant to our automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. The 2024 Notes were issued under an indenture, as supplemented by a supplemental indenture, each between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the offering of the 2024 Notes were approximately $494 million after deducting the initial purchasers’ discounts and our offering expenses. The proceeds were used to repay borrowings under our Credit Facility.
The terms of the indentures governing our 2017 Notes, 2022 Notes and 2024 Notes are substantially identical.
Optional Redemption. We have the option prior to maturity for the 2017 Notes, prior to October 15, 2021 for the 2022 Notes, and prior to June 15, 2024 for the 2024 Notes to redeem some or all of such notes at a specified “make whole” premium as described in the indenture(s) governing the notes to be redeemed. We also have the option at any time or from time to time on or after October 15, 2021 to redeem the 2022 Notes, or on or after June 15, 2024, to redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date.
Change of Control. If we experience a change of control (as defined in the indentures governing the notes) accompanied by a specified rating decline, we must offer to repurchase the notes of such series at 101% of their principal amount, plus accrued and unpaid interest.
Covenants. The terms of the indentures governing our notes restrict our ability and the ability of our subsidiaries to incur additional indebtedness secured by liens and to effect a consolidation, merger or sale of substantially all our assets. The indentures also require us to file with the trustee and the SEC certain documents and reports within certain time limits set forth in the indentures. However, these limitations and requirements are subject to a number of important qualifications and exceptions. The indentures do not require the maintenance of any financial ratios or specified levels of net worth or liquidity.
Events of Default. Each of the following is an “Event of Default” under the indentures with respect to the notes of any series:
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
Credit Facility Agreement
In October 2014, we amended and restated our $1.5 billion five-year senior unsecured revolving credit facility agreement with Citibank, N.A., as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility Agreement”). Under the terms of the Credit Facility Agreement and subject to certain requirements, we may request an increase in the commitments of up to an additional $300 million by either commitments from new lenders or increased commitments from existing lenders. The Credit Facility Agreement matures on October 28, 2019. As of December 31, 2014, the weighted average variable interest rate was 3.01% on the $280 million outstanding under the Credit Facility Agreement. As of February 25, 2015, we did not have any outstanding borrowings under the Credit Facility Agreement as proceeds from asset sales were used to repay all outstanding amounts.
Interest on borrowings under the Credit Facility Agreement are payable at rates per annum equal to, at our option: (1) a fluctuating base rate equal to the Alternate Base Rate plus the Applicable Rate, or (2) a periodic fixed rate equal to LIBOR plus the Applicable Rate. The Alternate Base Rate will be the highest of (i) the federal funds rate plus 0.5%, (ii) Citibank, N.A.'s publicly announced prime rate, and (iii) one-month LIBOR plus 1.0%. The Applicable Rate is defined in the Credit Facility Agreement and is determined by which interest rate we select and the ratings of our long-term unsecured debt. At December 31, 2014, the Applicable Rate was 1.875% on our LIBOR loans and 0.875% on our alternate base rate loans. Additionally, we will be required to pay a commitment fee, based on the ratings of our long-term unsecured debt, on the unused portion of the commitments under the Credit Facility Agreement. At December 31, 2014, the commitment fee rate was 0.30%.
Under the Credit Facility Agreement, when our long-term unsecured debt rating is not BBB- or better by S&P or Baa3 or better by Moody’s and the other of the two ratings is not less than BB+ by S&P or Ba1 by Moody's, we will be required to maintain a ratio of Consolidated Net Indebtedness (as defined in the Credit Facility Agreement) to Consolidated EBITDAX (as defined in the Credit Facility Agreement) of not greater than 3.75 to 1.00. Consolidated Net Indebtedness includes a reduction attributable to unrestricted cash and cash equivalents not to exceed $50 million. Consolidated EBITDAX will be calculated for the four fiscal quarters ending on the last day of any fiscal quarter for which financial statements have been or were required to be delivered. Additionally, the ratio of Consolidated Indebtedness (defined as Indebtedness of us and our consolidated subsidiaries determined on a consolidated basis) to Consolidated Total Capitalization (defined as Consolidated Indebtedness plus Consolidated Net Worth) will not be permitted to be greater than 60 percent and will be applicable for the life of the agreement.
When our long-term unsecured debt rating is BB or worse by S&P and Ba2 or worse by Moody's or BB- or worse by S&P or Ba3 or worse by Moody's, we will also be required to maintain a ratio of net present value of projected future cash flows from proved reserves, calculated in accordance with the terms of the Credit Facility Agreement, to Consolidated Indebtedness ratio of at least 1.25 to 1.00 for fiscal periods ending on or prior to December 31, 2015, and 1.50 to 1.00 for fiscal periods ending after December 31, 2015. Based on our current long-term unsecured debt ratings, as of the date of this filing, we are not required to comply with this covenant. In addition, this covenant will not apply at any time after the occurrence of the Investment Grade Date, which is the first date after closing on which our long-term unsecured debt is rated BBB- or better by S&P or Baa3 or better by Moody’s (without negative outlook or watch by either agency), provided that the other of the two ratings is at least BB+ by S&P or Ba1 by Moody’s.
The Credit Facility Agreement contains customary representations and warranties and affirmative, negative and financial covenants which were made only for the purposes of the Credit Facility Agreement and as of the specific date (or dates) set forth therein, and may be subject to certain limitations as agreed upon by the contracting parties. The covenants limit, among other things, the ability of our subsidiaries to incur indebtedness; our and our subsidiaries' ability to grant certain liens, materially change the nature of our or their business, make investments, guarantees, loans or advances in non-subsidiaries or enter into certain hedging agreements; the ability of our material subsidiaries to enter into certain restrictive agreements; our and our material subsidiaries' ability to enter into certain affiliate transactions; and our ability to merge or consolidate with any person or sell all or substantially all of our assets to any person. We and our subsidiaries are also prohibited from using the

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

proceeds under the Credit Facility in violation of Sanctions (as defined in the Credit Facility). In addition, the representations, warranties and covenants contained in the Credit Facility Agreement may be subject to certain exceptions and/or standards of materiality applicable to the contracting parties that differ from those applicable to investors.
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
Letters of Credit
WPX has also entered into three bilateral, uncommitted letter of credit (“LC”) agreements. These LC agreements provide WPX the ability to meet various contractual requirements and incorporate terms similar to those found in the Credit Facility Agreement. At December 31, 2014 a total of $320 million in letters of credit have been issued.
Note 8. Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes from continuing operations includes:

	Years Ended December 31,
	2014	2013	2012
	(Millions)
Provision (benefit):
Current:
Federal	$(3)	$(29)	$49
State	1	1	4
	(2)	(28)	53
Deferred:
Federal	76	(549)	(125)
State	1	(47)	(12)
	77	(596)	(137)
Total provision (benefit)	$75	$(624)	$(84)

Reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the realized provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2014	2013	2012
	(Millions)
Provision (benefit) at statutory rate	$71	$(604)	$(90)
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	3	(111)	(6)
State income tax change in valuation allowance (net of federal benefit)	(1)	80	—
State income tax legislation change (net of federal benefit)	9	—	—
Effective state income tax rate change (net of federal benefit)	(9)	(3)	—
Alternative minimum tax credits	—	—	11
Other	2	14	1
Provision (benefit) for income taxes	$75	$(624)	$(84)

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Significant components of deferred tax liabilities and deferred tax assets are as follows:

	December 31,
	2014	2013
	(Millions)
Deferred tax liabilities:
Properties and equipment	$738	$961
Derivatives, net	170	—
Other, net	17	23
Total deferred tax liabilities	925	984
Deferred tax assets:
Accrued liabilities and other	124	176
Alternative minimum tax credits	60	76
Loss carryovers	51	83
Derivatives, net	—	21
Other, net	32	—
Total deferred tax assets	267	356
Less: valuation allowance	114	99
Total net deferred tax assets	153	257
Net deferred tax liabilities	$772	$727
Net cash payments for domestic income taxes were $9 million and $40 million in 2014 and 2012, respectively, while net cash refunds were $26 million in 2013.
We had federal net operating loss (“NOL”) carryovers of approximately $114 million at December 31, 2013, which were fully utilized in 2014. The Company has state NOL carryovers, primarily in Pennsylvania, of approximately $875 million and $825 million at 2014 and 2013, respectively, of which more than 90 percent expire after 2029.
Tax reform legislation was enacted by the state of New York on March, 31, 2014, and had an impact on us as a result of our marketing activities in the state. As a result, we recorded an additional $9 million of deferred tax expense in the first quarter of 2014 to accrue for the impact of this new legislation. However, due to announced asset sales in fourth-quarter 2014, our state effective tax rate decreased resulting in a $9 million deferred tax benefit.
We have recorded valuation allowances against deferred tax assets attributable primarily to our operations in Pennsylvania. In addition, we have recorded a valuation allowance against a portion of the excess tax basis in our investment in Apco, which have been included in discontinued operations (see Note 2). In determining whether to record a valuation allowance we assess available positive and negative evidence to evaluate whether it is more likely than not that we will realize the benefit of a deferred tax asset. We have historically generated NOLs in Pennsylvania where we file separately, plus they have an annual limitation that impacts our ability to use NOL carryovers to reduce future taxable income in Pennsylvania. As a result of our assessment of available evidence, a valuation allowance was recorded to reduce recognized tax assets, net of federal tax, to an amount that will more likely than not be realized by the Company.
Employee share-based compensation attributable to the exercise of stock options and vesting of restricted stock is deductible by us for tax purposes. To the extent these tax deductions exceed the previously accrued deferred tax benefit for these items the excess tax benefit is not recognized under GAAP until the deduction reduces current taxes payable. At December 31, 2013, $7 million of excess tax benefit was not included in the Company’s loss carryovers deferred tax asset. The $7 million excess tax benefit was recognized in 2014 due to the utilization of loss carryovers.
Through the effective date of our spin-off from The Williams Companies, Inc. (“Williams”), December 31, 2011, our domestic operations were included in the consolidated and combined federal and state income tax returns for Williams, except for certain separate state filings. Effective with the spin-off, we entered into a tax sharing agreement with Williams which governs the respective rights, responsibilities and obligations of each company, for tax periods prior to the spin-off. Pursuant to the tax sharing agreement, we remain responsible for the tax from audit adjustments related to our business for periods prior to the spin-off. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre spin-off period for which we continue to have exposure to audit adjustments as part of Williams. We are not aware of any significant

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

adjustments related to our business, but the alternative minimum tax credit deferred tax asset that was allocated to us by Williams at the time of the spin-off could change due to audit adjustments to 2011 unrelated to our business. Williams previously notified us of certain corrections that resulted in reductions in the alternative minimum tax credit allocated to us, of which $11 million was a reduction of a benefit for income taxes in 2012.
The Company’s policy is to recognize related interest and penalties as a component of income tax expense. The amounts accrued for interest and penalties are insignificant.
As of December 31, 2014, the Company has no significant unrecognized tax benefits. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position will result in a significant increase or decrease of an unrecognized tax benefit.
Note 9. Contingent Liabilities and Commitments
Royalty litigation
In September 2006, royalty interest owners in Garfield County, Colorado, filed a class action suit in District Court, Garfield County, Colorado, alleging we improperly calculated oil and gas royalty payments, failed to account for proceeds received from the sale of natural gas and extracted products, improperly charged certain expenses and failed to refund amounts withheld in excess of ad valorem tax obligations. Plaintiffs sought to certify a class of royalty interest owners, recover underpayment of royalties and obtain corrected payments related to calculation errors. We entered into a final partial settlement agreement. The partial settlement agreement defined the class for certification, resolved claims relating to past calculation of royalty and overriding royalty payments, established certain rules to govern future royalty and overriding royalty payments, resolved claims related to past withholding for ad valorem tax payments, established a procedure for refunds of any such excess withholding in the future, and reserved two claims for court resolution. We have prevailed at the trial court and all levels of appeal on the first reserved claim regarding whether we are allowed to deduct mainline pipeline transportation costs pursuant to certain lease agreements. The remaining claim related to the issue of whether we are required to have proportionately increased the value of natural gas by transporting that gas on mainline transmission lines and, if required, whether we did so and are entitled to deduct a proportionate share of transportation costs in calculating royalty payments. Plaintiffs had claimed damages of approximately $20 million plus interest for the period from July 2000 to July 2008. The court issued pretrial orders finding that we do bear the burden of demonstrating enhancement of the value of gas in order to deduct transportation costs and that the enhancement test must be applied on a monthly basis in order to determine the reasonableness of post-production transportation costs. Trial occurred in December 2013 on the issue of whether we have met that burden. Following that trial, the court issued its order rejecting plaintiffs’ proposed standard and accepting our position as to the methodology to use in determining the standard by which our activity should be judged. We have completed the accounting process under the standard and have obtained the court's approval. However, as we continue to believe our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and Colorado law, we have appealed this matter to the Colorado Court of Appeals. Plaintiffs have now filed a second class action lawsuit in the District Court, Garfield County containing similar allegations but related to subsequent time periods. The parties have agreed to seek a stay of this new lawsuit pending resolution of the first lawsuit in the Colorado Court of Appeals.
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
Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The guidelines for New Mexico properties were revised slightly in September 2013 as a result of additional work performed by the ONRR. The revisions did not change the basic function of the original guidance. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in other states though such guidelines are expected in the future. However, the timing of any such guidance is uncertain and, independent of the issuance of additional guidance, ONRR asked producers to attempt to evaluate the deductibility of these fees directly with the midstream companies that transport and process gas. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments, and the effect could be material to our results of operations. Interpretive guidelines on the applicability of certain deductions in the calculation of federal royalties are extremely complex and may vary based upon the ONRR’s assessment of the configuration of processing, treating and transportation operations supporting each federal lease. Correspondence in 2009 with the ONRR’s predecessor did not take issue with our calculation regarding the Piceance Basin assumptions, which we believe have been consistent with the requirements. From January 2008 through December 2014, our deductions used in the calculation of the royalty payments in states other than New Mexico associated with conventional gas production total approximately $113 million.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

are not otherwise recoverable from third parties. The indemnities generally relate to breach of warranties, tax, historic litigation, personal injury, environmental matters, right of way and other representations that we have provided.
At December 31, 2014, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we have agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of December 31, 2014 and December 31, 2013, the Company had accrued approximately $16 million for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Commitments
As part of managing our commodity price risk, we utilize contracted pipeline capacity to move our natural gas production and third party gas purchases to other locations in an attempt to obtain more favorable pricing differentials. Our commitments under these contracts as of December 31, 2014 are as follows:

(Millions)
2015	$177
2016	162
2017	149
2018	138
2019	126
Thereafter	389

Total	$1,141
Also, in conjunction with the closing of the Powder River sale and current terms therein, we may record certain pipeline capacity obligations held by our marketing company associated with our exiting the Powder River Basin. Our total commitments related to these pipeline agreements for 2015 and beyond total $172 million.
We also have certain commitments (including commitments to an equity investee), primarily for natural gas gathering and treating services, which total $305 million over approximately six years.
Excluded from the pipeline capacity and natural gas gathering and treating services commitments discussed above are commitments totaling $88 million and $43 million, respectively, which have been or are assumed to be assigned to the buyers of assets held for sale.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Future minimum annual rentals under noncancelable operating leases as of December 31, 2014, are payable as follows:

(Millions)
2015	$37
2016	32
2017	11
2018	7
2019	7
Thereafter	15

Total	$109
Leases totaling $0.5 million associated with assets held for sale are excluded from the operating lease commitments discussed above.
Total rent expense, excluding amounts capitalized, was $27 million, $27 million and $19 million in 2014, 2013 and 2012, respectively. Rent charges incurred for drilling rig rentals are capitalized under the successful efforts method of accounting; however, charges for rig release penalties or long term standby charges are expensed as incurred.
Note 10. Employee Benefit Plans
WPX has a defined contribution plan which matches dollar-for-dollar up to the first 6 percent of eligible pay per period. Employees also receive a non-matching annual employer contribution of equal to 8 percent of eligible pay if they are age 40 or older and 6 percent of eligible pay if they are under age 40. Total contributions to this plan were $17 million, $16 million and $6 million for 2014, 2013 and 2012, respectively. Approximately $10 million and $11 million were included in accrued and other current liabilities at December 31, 2014 and December 31, 2013 respectively, related to the non-matching annual employer contribution.
Note 11. Stock-Based Compensation
WPX Energy, Inc. 2013 Incentive Plan
We have an equity incentive plan (“2013 Incentive Plan”) and an employee stock purchase plan (“ESPP”). The 2013 Incentive Plan authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The number of shares of common stock authorized for issuance pursuant to all awards granted under the 2013 Incentive Plan is 19.8 million shares. The 2013 Incentive Plan is administered by either the full Board of Directors or a committee as designated by the Board of Directors, determined by the grant. Our employees, officers and non-employee directors are eligible to receive awards under the 2013 Incentive Plan.
The ESPP allows domestic employees the option to purchase WPX common stock at a 15 percent discount through after-tax payroll deductions. The purchase price of the stock is the lower of either the first or last day of the biannual offering periods, followed with the 15 percent discount. The maximum number of shares that shall be made available under the purchase plan is 1 million shares, subject to adjustment for stock splits and similar events. The first offering under the ESPP commenced on March 1, 2012 and ended on June 30, 2012. Subsequent offering periods are from January through June and from July through December. Employees purchased 124 thousand shares at an average price of $12.56 per share during 2014.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Total stock-based compensation expense reflected in general and administrative expense for the years ended December 31, 2014, 2013 and 2012 was $35 million, $31 million and $28 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2014 was $41 million. This amount is comprised of $1 million related to stock options and $40 million related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
The following summary reflects stock option activity and related information for the year ended December 31, 2014.

	WPX Plan
Stock Options	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(Millions)		(Millions)
Outstanding at December 31, 2013(a)	4.1	$13.27	$29
Granted	0.4	$19.03
Exercised	(1.3)	$11.11
Forfeited	(0.1)	$15.39
Outstanding at December 31, 2014(a)	3.1	$14.80	$2
Exercisable at December 31, 2014	2.7	$14.26	$2
__________

(a)
Includes approximately 137 thousand shares held by Williams’ employees at a weighted average price of $10.64 per share at December 31, 2014 and 344 thousand shares held by Williams' employees at a weighted average price of $9.24 per share at December 31, 2013.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $13 million, $5 million and $5 million, respectively.
The following summary provides additional information about stock options that are outstanding and exercisable at December 31, 2014.

	WPX Plan
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
	(Millions)		(Years)	(Millions)		(Years)
$ 6.02 to $10.68	0.5	$7.59	2.8	0.5	$7.59	2.8
$ 11.32 to $13.46	0.6	$11.82	4.0	0.6	$11.82	4.0
$14.41 to $18.23	1.5	$16.39	6.1	1.2	$16.36	5.6
$19.95 to $21.81	0.5	$20.61	5.0	0.4	$20.24	3.2
Total	3.1	$14.80	5.0	2.7	$14.26	4.4
The estimated fair value at date of grant of options for our common stock in each respective year, using the Black-Scholes option pricing model, is as follows:

	WPX Plan
	2014	2013	2012
Weighted-average grant date fair value of options granted	$18.94	$6.04	$7.79
Weighted-average assumptions:
Dividend yield	—	—	—
Volatility	43.0%	42.8%	43.8%
Risk-free interest rate	1.85%	1.06%	1.17%
Expected life (years)	5.9	6.0	6.0

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

For 2014, 2013 and 2012, we determined that the Williams stock option grant data was not relevant for valuing WPX options; therefore the Company used the SEC simplified method. The expected volatility is based primarily on the historical volatility of comparable peer group stocks. The risk free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life is assumed based on the SEC simplified method.
Cash received from stock option exercises was $14 million, $4 million and $2 million during 2014, 2013 and 2012, respectively.
Nonvested Restricted Stock Units
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2014.

	WPX Plan
Restricted Stock Units	Shares	Weighted- Average Fair Value(a)
	(Millions)
Nonvested at December 31, 2013	5.2	$16.97
Granted	2.5	$18.37
Forfeited	(0.7)	$16.92
Vested	(1.9)	$16.92
Nonvested at December 31, 2014	5.1	$17.58
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

Other restricted stock unit information

	WPX Plan
	2014	2013	2012
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$18.37	$14.97	$17.35
Total fair value of restricted stock units vested during the year (millions)	$33	$18	$14
Performance-based shares granted represent 15 percent of nonvested restricted stock units outstanding at December 31, 2014. These grants may be earned at the end of a three-year period based on actual performance against a performance target. Expense associated with these performance-based grants is recognized in periods after performance targets are established. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.
Note 12. Stockholders’ Equity
Common Stock
Each share of our common stock entitles its holder to one vote in the election of each director. No share of our common stock affords any cumulative voting rights. Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. No dividends were declared or paid for 2014, 2013 or 2012. No shares of common stock are subject to redemption or have preemptive rights to purchase additional shares of our common stock or other securities.
Preferred Stock
Our amended and restated certificate of incorporation authorizes our Board of Directors to establish one or more series of preferred stock. Unless required by law or by any stock exchange on which our common stock is listed, the authorized shares of preferred stock will be available for issuance without further action. Rights and privileges associated with shares of preferred

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

stock are subject to authorization by our Board of Directors and may differ from those of any and all other series at any time outstanding.
Note 13. Fair Value Measurements
Fair value is the amount received from the sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. Fair value is a market-based measurement considered from the perspective of a market participant. We use market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation. These inputs can be readily observable, market corroborated or unobservable. We apply both market and income approaches for recurring fair value measurements using the best available information while utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
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

•
Level 2—Inputs are other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. Our Level 2 measurements primarily consist of over-the-counter (“OTC”) instruments such as forwards, swaps and options. These options, which hedge future sales of production, are structured as costless collars or swaptions and are financially settled. They are valued using an industry standard Black-Scholes option pricing model. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings.

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

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(Millions)				(Millions)
Energy derivative assets	$14	$517	$5	$536	$30	$26	$1	$57
Energy derivative liabilities	$32	$10	$—	$42	$83	$38	$1	$122
Total debt(a)	$—	$2,218	$—	$2,218	$—	$1,938	$—	$1,938
__________

(a)	The carrying value of total debt, excluding capital leases, was $2,280 million and $1,910 million as of December 31, 2014 and 2013, respectively.

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
Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio is relatively short with 100 percent of the net fair value of our derivatives portfolio expiring in the next 24 months. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes and documented on a monthly basis.
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at December 31, 2014, consist primarily of natural gas index transactions that are used to manage our physical requirements.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the years ended December 31, 2014 or 2013.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.

	Years ended December 31,
	2014	2013	2012
	(Millions)
Beginning balance	$—	$(1)	$1
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	5	(2)	3
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, and settlements	—	3	(5)
Transfers out of Level 3	—	—	—
Ending balance	$5	$—	$(1)
Unrealized gains included in income (loss) from continuing operations relating to instruments still held at December 31	$5	$(1)	$(1)
Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues in our Consolidated Statements of Operations.
As previously noted, we evaluate our long-lived assets for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. On several occasions in the past three years, we considered the significant declines in forward natural gas, oil and NGL prices as compared to the previous respective period’s forward prices to be indicators of a potential impairment. As a result, we assessed the carrying value of our producing properties and costs of acquired unproved reserves for impairments as of the dates of those declines. Our assessments utilized estimates of future cash flows, including in some instances potential disposition proceeds. Significant judgments and assumptions in these assessments include estimates of proved, probable and possible reserve quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), expectation for market participant drilling plans, expected capital costs and an applicable discount rate commensurate with the risk of the underlying cash flow estimates. In each of the three years ended December 31, 2014, our assessments identified certain properties with a carrying value in excess of their calculated fair values and as a result, we recorded impairment charges. The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Total losses for the years ended December 31,
	2014 (a)	2013 (b)	2012 (c)
	(Millions)
Impairments:
Producing properties and costs of acquired unproved reserves (Note 2 and Note 4)	$20	$1,055	$225
Unproved leasehold	—	317	—
Equity method investment (Note 4)	—	20	—
	$20	$1,392	$225
__________

(a)
As a result of our impairment assessment in 2014, we recorded the following significant impairment charges, including those reflected in discontinued operations, for which the fair value measured for these properties at December 31, 2014 was estimated to be approximately $11 million:

•
$11 million impairment charge related to natural gas-producing properties in the Green River Basin. Significant assumptions in valuing these properties included proved reserves quantities of more than 23.0 billion cubic feet of gas equivalent, forward weighted average prices averaging approximately $4.77 per Mcfe for natural gas (adjusted for locational differences), natural gas liquids and oil, and an after-tax discount rates of 9 percent and 11 percent.

•	$9 million of impairment charges related to costs of acquired unproved reserves and other insignificant producing properties.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

(b)
As a result of our impairment assessment in 2013, we recorded the following significant impairment charges, including those reflected in discontinued operations, for which the fair value measured for these properties at December 31, 2013 was estimated to be approximately $365 million:

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

•
$107 million impairment charge related to natural gas producing properties in the Powder River Basin reported in discontinued operations. Significant assumptions in valuing these properties included proved reserves quantities of more than 294 billion cubic feet of gas equivalent, forward weighted average prices averaging approximately $3.53 per Mcfe for natural gas (adjusted for locational differences), and an after-tax discount rate of 11 percent.

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

•
$85 million impairment charge related to acquired unproved reserves in the Powder River Basin reported in discontinued operations. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, expectation for market participant drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 15 percent and 18 percent for probable and possible reserves, respectively.

(c)
As a result of our impairment assessments in 2012, we recorded the following significant impairment charges, including those in discontinued operations, for which the fair value measured for these properties at December 31, 2012 was estimated to be approximately $351 million:

•
$102 million of impairment charges related to acquired unproved reserves in the Powder River Basin reported in discontinued operations and $75 million of impairment charges related to acquired unproved reserves in the Piceance Basin. Significant assumptions in valuing these unproved reserves included evaluation of probable and possible reserves quantities, expectation for market participant drilling plans, forward natural gas (adjusted for locational differences) and natural gas liquids prices, and an after-tax discount rate of 13 percent and 15 percent for probable and possible reserves, respectively.

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

Note 14. Derivatives and Concentration of Credit Risk
Energy Commodity Derivatives
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of December 31, 2014.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)
Natural Gas
Natural Gas	2015	Fixed Price Swaps	Henry Hub	(442)	$4.10
Natural Gas	2015	Costless Collars	Henry Hub	(50)	$ 4.00 - 4.50
Natural Gas	2015	Basis Swaps	NGPL	(13)	$(0.16)
Natural Gas	2015	Basis Swaps	Rockies	(150)	$(0.11)
Natural Gas	2015	Basis Swaps	San Juan	(85)	$(0.10)
Natural Gas	2015	Basis Swaps	SoCal	(20)	$0.18
Natural Gas	2016	Fixed Price Swaps	Henry Hub	(200)	$3.98
Natural Gas	2016	Swaptions	Henry Hub	(90)	$4.23
Natural Gas	2017	Swaptions	Henry Hub	(65)	$4.19
Crude Oil
Crude Oil	2015	Fixed Price Swaps	WTI	(20,236)	$94.88
Crude Oil	2015	Swaptions	WTI	(882)	$97.29
Crude Oil	2016	Swaptions	WTI	(5,250)	$97.55

__________

(a)
Derivatives related to crude oil production are fixed price swaps settled on the business day average and swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, swaptions and costless collars. In connection with several natural gas and crude oil swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the natural gas and crude oil swaps. These swaptions grant the counterparty the option to enter into future swaps with us.

(b)	Natural gas volumes are reported in BBtu/day and crude oil volumes are reported in Bbl/day.

(c)	The weighted average price for natural gas is reported in $/MMBtu and the crude oil price is reported in $/Bbl.

Derivatives primarily related to transportation

The following table sets forth the derivative notional volumes of the net long (short) positions of derivatives primarily related to storage and transportation contracts, which are included in our commodity derivatives portfolio as of December 31, 2014. The weighted average price is not reported since the notional volumes represent a net position comprised of buys and sells with positive and negative transaction prices.

Commodity	Period	Contract Type (a)	Location (b)	Notional Volume (c)
Natural Gas	2015	Basis Swaps	Multiple	(3)
Natural Gas	2015	Index	Multiple	(118)
Natural Gas	2016	Index	Multiple	(70)
Natural Gas	2017	Index	Multiple	(70)
Natural Gas	2018+	Index	Multiple	(379)
__________

(a)	We enter into exchange traded fixed price and basis swaps, over the counter fixed price and basis swaps, physical fixed price transactions and transactions with an index component.

(b)	We transact at multiple locations primarily around our core assets to maximize the economic value of our transportation, storage and asset management agreements.

(c)	Natural gas volumes are reported in BBtu/day, crude oil volumes are reported in Bbl/day, and natural gas liquids are reported in Bbl/day.

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

	December 31,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Derivatives related to production not designated as hedging instruments	$517	$10	$26	$39
Derivatives related to physical marketing agreements not designated as hedging instruments	19	32	31	83
Total derivatives not designated as hedging instruments	$536	$42	$57	$122

The following table presents pre-tax gains and losses for our energy commodity derivatives designated as cash flow hedges, as recognized in AOCI or revenues.

	Years Ended December 31,			Classification
	2014	2013	2012
		(Millions)
Net gain recognized in other comprehensive income (loss) (effective portion)	$—	$—	$90	AOCI
Net gain reclassified from accumulated other comprehensive income (loss) into income (effective portion)(a)	$—	$5	$434	Revenues
__________

(a)
Gains reclassified from accumulated other comprehensive income (loss) primarily represent realized gains on derivatives designated as hedges of our production and are reflected in natural gas sales and oil and condensate sales.

There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness.
The following table presents the net gain (loss) related to our energy commodity derivatives.

	Years Ended December 31,
	2014	2013	2012

Gain (loss) from derivatives related to production not designated as hedging instruments (a)	$515	$(57)	$66
Gain (loss) from derivatives related to physical marketing agreements not designated as hedging instruments (b)	(81)	(67)	12
Net gain (loss) on derivatives not designated as hedges	$434	$(124)	$78
__________

(a)	Includes payments totaling $4 million and $11 million for the years ended December 31, 2014 and 2013, respectively, and receipts totaling $29 million for the year ended December 31, 2012.

(b)	Includes payments totaling $120 million and $6 million for the years ended December 31, 2014 and 2013, respectively, and receipts totaling $17 million for the year ended December 31, 2012.
The cash flow impact of our derivative activities is presented in the Consolidated Statements of Cash Flows as changes in current and noncurrent derivative assets and liabilities.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Cash Collateral Posted(Received)	Net Amount
December 31, 2014	(Millions)
Derivative assets with right of offset or master netting agreements	$536	$(25)	$—	$511
Derivative liabilities with right of offset or master netting agreements	$(42)	$25	$17	$—

December 31, 2013
Derivative assets with right of offset or master netting agreements	$57	$(50)	$—	$7
Derivative liabilities with right of offset or master netting agreements	$(122)	$50	$52	$(20)
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

Credit-risk-related features
Certain of our derivative contracts contain credit-risk-related provisions that would require us, under certain events, to post additional collateral in support of our net derivative liability positions. These credit-risk-related provisions require us to post collateral in the form of cash or letters of credit when our net liability positions exceed an established credit threshold. The credit thresholds are typically based on our senior unsecured debt ratings from S&P’s and/or Moody’s Investment Services. Under these contracts, a credit ratings decline would lower our credit thresholds, thus requiring us to post additional collateral. We also have contracts that contain adequate assurance provisions giving the counterparty the right to request collateral in an amount that corresponds to the outstanding net liability.
As of December 31, 2014, we had collateral totaling $26 million posted to derivative counterparties, which includes $9 million of initial margin to clearinghouses or exchanges to enter into positions and $17 million of maintenance margin for changes in fair value of those positions, to support the aggregate fair value of our net $17 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. At December 31, 2013, we had collateral totaling $71 million posted to derivative counterparties, which includes $19 million of initial margin to clearinghouses or exchanges to enter into positions and $52 million of maintenance margin for changes in fair value of those positions, to support the aggregate fair value of our net $72 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which included a reduction of less than $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was less than $1 million at December 31, 2014 and $20 million at December 31, 2013.
Cash flow hedges
Changes in the fair value of our cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. During the first quarter of 2012, approximately $15 million of unrealized gains were recognized into earnings in 2012 for hedge transactions where the underlying transactions were no longer probable of occurring due to the sale of our Barnett Shale properties. The $15 million gain is included in net gains (losses) on derivatives not designated as hedges on the Consolidated Statements of Operations for 2012, as are second-quarter 2012 changes in forward mark-to-market value. As of December 31, 2012, we had hedged portions of future cash flows associated with anticipated energy commodity sales for three months. Based on recorded values at

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

December 31, 2012, $3 million of net gains (net of income tax provision of $2 million) were expected to be reclassified into earnings in the first quarter of 2013. These recorded values are based on market prices of the commodities as of December 31, 2012. Actual gains or losses realized in the first quarter of 2013 matched these values. These gains substantially offset net losses that were realized in earnings from previous unfavorable market movements associated with underlying hedged transactions.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.
Accounts receivable
The following table summarizes concentration of receivables, net of allowances, by product or service as of December 31:

	2014	2013
	(Millions)
Receivables by product or service:
Sale of natural gas, crude and related products and services	$340	$339
Joint interest owners	106	168
Other	13	11
Total	$459	$518
Natural gas customers include pipelines, distribution companies, producers, marketers and industrial users primarily located in the eastern and northwestern United States, Rocky Mountains and North Dakota. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.
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
We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2014, 2013 and 2012, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The gross and net credit exposure from our derivative contracts as of December 31, 2014, is summarized as follows:

Counterparty Type	Gross Total	Net Total
	(Millions)
Gas and electric utilities, integrated oil and gas companies, and other	$4	$4
Financial institutions (Investment Grade) (a)	533	508
	537	512
Credit reserves	(1)	(1)
Credit exposure from derivatives	$536	$511
__________

(a)
We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

Our nine largest net counterparty positions represent approximately 96 percent of our net credit exposure from derivatives and are all with investment grade counterparties. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
Other
At December 31, 2014, we held collateral support of approximately $32 million, either in the form of cash or letters of credit, related to our gas management sale agreements.
The customer margin deposits payable as of December 31, 2014 related to our commodity agreements. Collateral support for our commodity agreements could also include letters of credit and guarantees of payment by credit worthy parties.
Revenues
During 2014, 2013 and 2012, BP Energy Company, a domestic segment customer, accounted for 13 percent, 16 percent and 11 percent of our consolidated revenues, respectively. During 2014 and 2013, Southern California Gas Company accounted for 8 percent and 11 percent of our consolidated revenues, respectively. Williams accounted for 14 percent of our consolidated revenue for 2012. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

WPX Energy, Inc.
QUARTERLY FINANCIAL DATA
(Unaudited)
Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-share amounts)
2014
Revenues	$894	$727	$747	$1,125
Operating costs and expenses	$783	$659	$570	$656

Income (loss) from continuing operations	$—	$(144)	$46	$227
Income (loss) from discontinued operations	19	11	20	(8)
Net income (loss)	$19	$(133)	$66	$219
Amounts attributable to WPX Energy, Inc.:
Income (loss) from continuing operations	$—	$(144)	$46	$227
Income (loss) from discontinued operations	18	9	16	(8)
Net income (loss)	$18	$(135)	$62	$219
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$—	$(0.71)	$0.23	$1.11
Income (loss) from discontinued operations	0.09	0.05	0.07	(0.03)
Net income (loss)	$0.09	$(0.66)	$0.30	$1.08
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$—	$(0.71)	$0.23	$1.10
Income (loss) from discontinued operations	0.09	0.05	0.07	(0.04)
Net income (loss)	$0.09	$(0.66)	$0.30	$1.06
2013
Revenues	$552	$722	$581	$576
Operating costs and expenses	$634	$612	$621	$1,024

Income (loss) from continuing operations	$(115)	$6	$(105)	$(890)
Income (loss) from discontinued operations	2	16	(11)	(94)
Net income (loss)	$(113)	$22	$(116)	$(984)
Amounts attributable to WPX Energy, Inc.:
Income (loss) from continuing operations	$(115)	$6	$(105)	$(878)
Income (loss) from discontinued operations	(1)	12	(9)	(95)
Net income (loss)	$(116)	$18	$(114)	$(973)
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.57)	$0.03	$(0.52)	$(4.37)
Income (loss) from discontinued operations	(0.01)	0.06	(0.05)	(0.48)
Net income (loss)	$(0.58)	$0.09	$(0.57)	$(4.85)
The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to rounding.
Net loss for fourth-quarter 2014 includes the following pre-tax items:

•	$87 million of impairments of costs of producing properties, acquired unproved reserves and leasehold (see Note 4).

•
During 2014, we assigned our remaining natural gas storage capacity agreement to a third party and sold the remaining natural gas stored under this agreement for a total loss of approximately $18 million reflected in gas management expenses in the Consolidated Statements of Operations.

Net income for third-quarter 2014 includes the following pre-tax items:

•
$22 million exploratory impairments comprised of dry hole costs, impairments of exploratory area well costs and impairments of leasehold costs primarily associated with exploratory plays for which management has decided to cease any further exploration activities.

Net loss for second-quarter 2014 includes the following pre-tax items:

•	$195 million loss on the sale of a portion of our working interests in certain Piceance Basin wells.

•
$40 million exploratory impairments comprised of dry hole costs, impairments of exploratory area well costs and impairments of leasehold costs primarily associated with exploratory plays for which management has decided to cease any further exploration activities.

•	$11 million increase in gas management expense related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company.
Net income for first-quarter 2014 includes the following pre-tax items:

•	$9 million deferred tax expense to accrue for the impact of new legislation (see Note 8.)
Net loss for fourth-quarter 2013 includes the following pre-tax items:

•	$1,178 million of impairments of costs of producing properties, acquired unproved reserves, leasehold and equity method investment (see Note 4).

•	$9 million buyout of a transportation agreement.
Net loss for third-quarter 2013 includes the following pre-tax items:

•	$19 million of impairments of costs of acquired unproved reserves in the Kokopelli area of the Piceance Basin (see Note 4).

Summarized quarterly financial data has been retrospectively adjusted to reflect the historical operating results for the Powder River Basin and our international segment as discontinued operations. (See Note 2 of Notes to Consolidated Financial Statements.) The increases (decreases) to amounts previously reported in our Form 10-Q were as follows:

	First Quarter	Second Quarter	Third Quarter (a)	Fourth Quarter
	(Millions, except per-share amounts)
	(Increase, (Decrease))
2014
Revenues	$(93)	$(87)	$47	N/A
Operating costs and expenses	$(62)	$62	$31	N/A

Income (loss) from continuing operations	$(19)	$(11)	$(15)	N/A
Income (loss) from discontinued operations	19	11	15	N/A
Net income (loss)	$—	$—	$—	N/A
Amounts attributable to WPX Energy, Inc.:
Income (loss) from continuing operations	$(18)	$(9)	$(16)	N/A
Income (loss) from discontinued operations	18	9	16	N/A
Net income (loss)	$—	$—	$—	N/A
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.09)	$(0.05)	$(0.05)	N/A
Income (loss) from discontinued operations	0.09	0.05	0.05	N/A
Net income (loss)	$—	$—	$—	N/A
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.09)	$(0.05)	$(0.05)	N/A
Income (loss) from discontinued operations	0.09	0.05	0.05	N/A
Net income (loss)	$—	$—	$—	N/A
2013
Revenues	$(79)	$(93)	$35	$(81)
Operating costs and expenses	$(76)	$(77)	$22	$(74)

Income (loss) from continuing operations	$(2)	$(16)	$3	$94
Income (loss) from discontinued operations	2	16	(3)	(94)
Net income (loss)	$—	$—	$—	$—
Amounts attributable to WPX Energy, Inc.:
Income (loss) from continuing operations	$1	$(12)	$9	$95
Income (loss) from discontinued operations	(1)	12	(9)	(95)
Net income (loss)	$—	$—	$—	$—
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.06)	$0.01	$0.48
Income (loss) from discontinued operations	(0.01)	0.06	(0.01)	(0.48)
Net income (loss)	$—	$—	$—	$—
__________

(a)	Third quarter only represents changes related to international being reported as discontinued operations because we reported Powder River Basin operations as discontinued in the third-quarter 2014.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
(Unaudited)

We have significant continuing oil and gas producing activities primarily in the Piceance and San Juan Basins in the Rocky Mountain region and the Williston Basin in North Dakota, all of which are located in the United States. Until January 2015, we had international oil and gas producing activities, primarily in Argentina which were previously reported as a segment. The international activities were held for sale as of December 31, 2014 and as such, our international results of operations were reported as discontinued operations (see Note 2 of Notes to Consolidated Financial Statements). International net proved reserves, including amounts related to an equity method investment, were approximately 213 Bcfe or less than 5 percent of our total domestic and international reserves at December 31, 2014. Other than noted below, the following information relates to our domestic oil and gas activities and excludes our gas management activities.
With the exception of Capitalized Costs and the Results of Operations for all years presented, the following information includes information for the Powder River Basin and, through the date of sale in 2012, the holdings in the Barnett Shale and Arkoma Basin both of which have been reported as discontinued operations in our consolidated financial statements. The Powder River Basin operations represent less than 5 percent of our total domestic proved reserves at December 31, 2014. Additionally, capitalized costs exclude amounts related to assets in our Appalachian Basin which were held for sale as of December 31, 2014. Our Appalachian Basin assets held for sale represented less than 5 percent of our total domestic proved reserves.
Capitalized Costs

	As of December 31,
	2014	2013
	(Millions)
Proved Properties	$10,717	$11,132
Unproved properties	394	324
	11,111	11,456
Accumulated depreciation, depletion and amortization and valuation provisions	(4,698)	(5,070)
Net capitalized costs	$6,413	$6,386

•	Excluded from capitalized costs are equipment and facilities in support of oil and gas production of $385 million and $328 million, net, for 2014 and 2013, respectively.

•	Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells including uncompleted development well costs and successful exploratory wells.

•	Unproved properties consist primarily of unproved leasehold costs.

Cost Incurred

	For the years ended December 31,
	2014	2013	2012
	(Millions)
Acquisition	$294	$57	$111
Exploration	92	104	23
Development	1,376	939	1,130
	$1,762	$1,100	$1,264

•	Costs incurred include capitalized and expensed items.

•
Acquisition costs are as follows: Costs in 2014 primarily relate to purchases of oil acreage in the San Juan Basin and include 28 Bcfe of proved reserves. The 2013 and 2012 costs are primarily for undeveloped leasehold in exploratory areas targeting oil reserves.

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

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

Results of Operations

	For the years ended December 31,
	2014	2013	2012
	(Millions)
Revenues:
Natural gas sales	$1,002	$896	$1,193
Oil and condensate sales	724	534	376
Natural gas liquid sales	205	228	297
Net gain (loss) on derivatives not designated as hedges	515	(57)	66
Other revenues	8	6	7
Total revenues	2,454	1,607	1,939
Costs:
Lease and facility operating	244	227	202
Gathering, processing and transportation	328	350	434
Taxes other than income	126	102	68
Exploration	173	423	71
Depreciation, depletion and amortization	810	858	884
Impairment of certain proved properties	15	772	48
Impairment of costs of acquired unproved reserves	5	88	75
Loss on sale of working interests in the Piceance Basin	196	—	—
General and administrative	264	262	259
Other (income) expense	12	12	16
Total costs	2,173	3,094	2,057
Results of operations	281	(1,487)	(118)
Provision (benefit) for income taxes	103	(543)	(43)
Exploration and production net income (loss)	$178	$(944)	$(75)

•
Amounts for all years exclude the equity losses from our equity method investees. Net equity losses from these investees were $1 million, $21 million and $1 million in 2014, 2013 and 2012, respectively.

•	Natural gas revenues consist of natural gas production sold and 2012 includes realized gains (losses) of derivatives that were designated as cash flow hedges.

•
For derivative instruments that were entered into after January 1, 2012, we did not designate those as cash flow hedges. Any gain (loss) related to these derivatives is included in net gain on derivatives not designated as hedges.

•	Other revenues consist of activities that are an indirect part of the producing activities.

•
Exploration expenses include the costs of geological and geophysical activity, drilling and equipping exploratory wells determined to be dry holes and the cost of retaining undeveloped leaseholds including lease amortization and impairments. Additionally, exploration costs in 2014 include impairments of certain exploratory well costs (see Note 4 of Notes to Consolidated Financial Statements). Exploration costs in 2013 include a $317 million impairment to estimated fair value of unproved leasehold costs in the Appalachian Basin.

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

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

The following is a summary of changes in our domestic proved reserves including proved reserves in the Powder River Basin which is reported as discontinued operations. Proved reserves related to Powder River were approximately 200 Bcfe, 244.6 Bcfe and 235.9 Bcfe at December 31, 2014, 2013 and 2012, respectively. Excluded from the table are our international reserves that are primarily attributable to a consolidated subsidiary (Apco) which represented less than five percent of our total reserves. The international interests were sold in January 2015.

	Natural Gas (Bcf)	Oil (MMBbls)	NGLs (MMBbls)	All Products (Bcfe)
Proved reserves at December 31, 2011	3,982.9	47.1	134.0	5,070.1
Revisions	(404.8)	5.6	(21.1)	(498.6)
Purchases	5.8	—	—	5.8
Divestitures	(217.0)	(0.3)	(1.0)	(224.8)
Extensions and discoveries	409.2	28.5	8.9	633.8
Production	(407.0)	(4.4)	(10.4)	(495.8)
Proved reserves at December 31, 2012	3,369.1	76.5	110.4	4,490.5
Revisions	308.3	3.5	(25.4)	177.2
Divestitures	(0.2)	—	—	(0.5)
Extensions and discoveries	312.0	28.8	8.1	533.8
Production	(359.4)	(5.9)	(7.4)	(439.4)
Proved reserves at December 31, 2013	3,629.8	102.9	85.7	4,761.6
Revisions	(198.3)	(7.7)	(13.4)	(324.8)
Purchases	6.0	4.2	0.8	36.5
Divestitures	(314.6)	(1.8)	(8.5)	(376.6)
Extensions and discoveries	362.1	42.4	12.5	691.3
Production	(335.4)	(9.2)	(6.3)	(428.4)
Proved reserves at December 31, 2014	3,149.6	130.8	70.8	4,359.6

Proved developed reserves:
December 31, 2012	2,170.7	23.7	64.9	2,702.6
December 31, 2013	2,265.2	36.8	48.6	2,777.7
December 31, 2014	2,090.0	60.0	43.9	2,713.8

Proved undeveloped reserves:
December 31, 2012	1,198.4	52.8	45.5	1,787.9
December 31, 2013	1,364.6	66.1	37.1	1,983.9
December 31, 2014	1,059.6	70.8	26.9	1,645.8
__________

(a)	Oil and natural gas liquids were converted to Bcfe using the ratio of one barrel of oil, condensate or NGLs to six thousand cubic feet of natural gas.

•	Natural gas reserves are computed at 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.

•
Revisions in 2014 primarily reflect 97 Bcfe of net positive revisions to developed reserves and 422 Bcfe of net negative revisions to undeveloped reserves. The 422 Bcfe of net negative revisions were primarily due to a reduction in near-term drilling capital estimates and the related limitations imposed by the SEC five year rules. Revisions in 2013 reflects 133 Bcfe related to developed reserves and 44 Bcfe related to undeveloped reserves. Revisions in 2012 primarily resulted from the lower 12-month average price as compared to the 12-month average price used in 2011.

•
Divestitures in 2014 primarily relate to the sale of working interests in the Piceance Basin (See Note 4 of Notes to Consolidated Financial Statements). Divestitures in 2012 primarily relate to the sale of our holdings in the Barnett Shale and the Arkoma Basin (see Note 2 of Notes to Consolidated Financial Statements).

•
Extensions and discoveries in 2014 reflect 189 Bcfe added for drilled locations and 502 Bcfe added for new proved undeveloped locations. Extensions and discoveries in 2013 reflects 127 Bcfe added for drilled locations and 407 Bcfe added for new undeveloped locations. The 2014 and 2013 extensions and discoveries were primarily in the Piceance Basin, Williston Basin, Appalachian Basin and San Juan Basin. Extensions and discoveries in 2012 reflect 225 Bcfe added for drilled locations and 405 Bcfe added for new undeveloped locations. The 2012 extensions and discoveries were primarily in the Williston Basin, Appalachian Basin and Piceance Basin.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is based on the estimated quantities of proved reserves. Prices are based on the 12-month average price computed as an unweighted arithmetic average of the price as of the first day of each month, unless prices are defined by contractual arrangements. For the years ended December 31, 2014, 2013 and 2012, the average domestic combined natural gas and NGL equivalent price was $4.34, $3.63 and $3.01 per Mcfe, respectively. The average domestic oil price used in the estimates for the years ended December 31, 2014, 2013 and 2012 was $83.62, $92.16 and $82.32 per barrel, respectively. Future income tax expenses have been computed considering applicable taxable cash flows and appropriate statutory tax rates. The discount rate of 10 percent is as prescribed by authoritative guidance. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs.
Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Standardized Measure of Discounted Future Net Cash Flows

	As of December 31,
	2014	2013
	(Millions)
Future cash inflows	$26,444	$24,547
Less:
Future production costs	12,641	12,148
Future development costs	3,426	3,789
Future income tax provisions	2,519	2,147
Future net cash flows	7,858	6,463
Less 10 percent annual discount for estimated timing of cash flows	3,975	3,499
Standardized measure of discounted future net cash inflows	$3,883	$2,964

Sources of Change in Standardized Measure of Discounted Future Net Cash Flows

	For the years ended December 31,
	2014	2013	2012
	(Millions)
Beginning of year	$2,964	$1,949	$3,591
Sales of oil and gas produced, net of operating costs	(1,324)	(1,040)	(778)
Net change in prices and production costs	303	1,198	(3,601)
Extensions, discoveries and improved recovery, less estimated future costs	1,761	1,282	1,154
Development costs incurred during year	592	414	333
Changes in estimated future development costs	143	(736)	50
Purchase of reserves in place, less estimated future costs	147	—	4
Sale of reserves in place, less estimated future costs	(391)	(3)	(272)
Revisions of previous quantity estimates	(536)	239	(232)
Accretion of discount	383	225	481
Net change in income taxes	(142)	(540)	1,194
Other	(17)	(24)	25
Net changes	919	1,015	(1,642)
End of year	$3,883	$2,964	$1,949

WPX Energy, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged (Credited) to Costs and Expenses	Other	Deductions	Ending Balance

2014:
Allowance for doubtful accounts—accounts and notes receivable(a)	$7	$—	$—	$(1)	$6
Deferred tax asset valuation allowance(b)	102	(1)	17	—	118
Price-risk management credit reserves—assets(a)(c)	—	—	1	—	1
2013:
Allowance for doubtful accounts—accounts and notes receivable(a)	11	(3)	—	(1)	7
Deferred tax asset valuation allowance(b)	19	80	3	—	102
2012:
Allowance for doubtful accounts—accounts and notes receivable(a)	13	(2)	—	—	11
Deferred tax asset valuation allowance(b)	16	3	—	—	19
 __________

(a)	Deducted from related assets.

(b)	Deducted from related assets, with a portion included in assets held for sale.

(c)	Included in revenues.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Fourth Quarter 2014 Changes in Internal Controls
There have been no changes during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2015 Annual meeting of Stockholders, or our 2015 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, under the headings “Proposal 1— Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership and Reporting Compliance.”

Item 11.	Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2015 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, under the headings “Executive Compensation” and “Compensation Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2015 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2015 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, under the headings “Corporate Governance” and “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2015 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1 and 2.

Page
Covered by report of Independent Registered Public Accounting Firm:
Consolidated balance sheets at December 31, 2014 and 2013	69
Consolidated statements of operations for each year in the three-year period ended December 31, 2014	70
Consolidated statements of comprehensive income (loss) for each year in the three-year period ended December 31, 2014	71
Consolidated statements of changes in equity for each year in the three-year period ended December 31, 2014	72
Consolidated statements of cash flows for each year in the three-year period ended December 31, 2014	73
Notes to consolidated financial statements	74
Schedule for each year in the three-year period ended December 31, 2014:
II — Valuation and qualifying accounts	116
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Not covered by report of independent auditors:
Quarterly financial data (unaudited)	108
Supplemental oil and gas disclosures (unaudited)	111
(a) 3 and (b). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit No.	Description

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
Agreement and Plan of Merger, dated October 2, 2014, by and among Pluspetrol Resources Corporation, Pluspetrol Black River Corporation and Apco Oil and Gas International Inc. (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on October 7, 2014)

3.1
Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

3.2
Amended and Restated Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on November 15, 2013)

4.1
Indenture, dated as of November 14, 2011, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to The Williams Companies, Inc.’s Current report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

4.2
Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.3
First Supplemental Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

10.1
Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2
Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.3
Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.4
Transition Services Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.5
Credit Agreement, dated as of June 3, 2011, by and among WPX Energy, Inc., the lenders named therein, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.3 to The Williams Companies, Inc.’s Current report on Form 8-K (File No. 001-04174) filed with the SEC on June 9, 2011)

10.6 #
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

10.13*	Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers(1)

10.14*	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers(1)

10.15
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)(1)

10.16
Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.17
WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.18
WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.19
Agreement, dated December 17, 2013, between WPX Energy, Inc. and Taconic Capital Advisors LP (incorporated herein by reference to Exhibit 99.1 to WPX Energy, Inc.'s Current report on Form 8-K filed with the SEC on December 18, 2013).

10.20
Retirement Agreement, dated December 16, 2013, between WPX Energy, Inc. and Ralph A. Hill (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.'s Current report on Form 8-K filed with the SEC on December 17, 2013).

10.21
Severance Agreement, dated February 18, 2014, between WPX Energy, Inc. and Neal A. Buck (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.'s current report on Form 8-K filed with the SEC on February 19, 2014) (1)

10.22
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
10.27
Form of Performance-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.6 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.28
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

10.30	WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 19, 2014) (1)

10.31
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

WPX ENERGY, Inc.
(Registrant)

By:	/s/ Stephen L. Faulkner
Stephen L. Faulkner Controller (Principal Accounting Officer)
Date: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Muncrief	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ J. Kevin Vann	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/s/ Stephen L. Faulkner	Controller (Principal Accounting Officer)	February 26, 2015

/s/ John A. Carrig*	Director	February 26, 2015

/s/ William R. Granberry*	Director	February 26, 2015

/s/ Robert K. Herdman*	Director	February 26, 2015

/s/ Kelt Kindick*	Director	February 26, 2015

/s/ Karl F. Kurz*	Director	February 26, 2015

/s/ Henry E. Lentz*	Director	February 26, 2015

/s/ George A. Lorch*	Director	February 26, 2015

/s/ William G. Lowrie*	Chairman of the Board	February 26, 2015

/s/ Kimberly S. Lubel*	Director	February 26, 2015

/s/ David F. Work*	Director	February 26, 2015

/s/ Stephen E. Brilz
*By:	Attorney-in-Fact	February 26, 2015