Form 10-K
period 2015-12-31
WPX ENERGY, INC.
filed 2016-02-25
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $2,506,843,707.
The number of shares outstanding of the registrant’s common stock outstanding at February 24, 2016 was 275,484,692.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

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
NGL—means natural gas liquids; natural gas liquids result from natural gas processing and crude oil refining and are used as petrochemical feedstocks, heating fuels and gasoline additives, among other applications.

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
WPX ENERGY, INC.
Incorporated in 2011, we are an independent oil and natural gas exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting, developing and growing our oil positions in the Williston Basin in North Dakota and the Permian and San Juan Basins in the southwestern United States.
We have built a geographically diverse portfolio of natural gas and oil reserves through organic development and strategic acquisitions. Our proved reserves at December 31, 2015 were 583 MMboe which includes 304 MMboe related to the Piceance Basin which is subject to a divestiture process. Our reserves reflect a mix of 24 percent crude oil, 63 percent natural gas and 13 percent NGLs. During 2015, our reserve additions did not fully replace our production for all commodities.
Our principal areas of operation are the Permian Basin in Texas and New Mexico, the Williston Basin in North Dakota, and the San Juan Basin in New Mexico and Colorado. Our principal executive office is located at 3500 One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 855-979-2012. We maintain an Internet site at www.wpxenergy.com.

BUSINESS OVERVIEW AND PROPERTIES
Our Business Strategy
Our business strategy is to increase shareholder value by increasing production over time of oil, natural gas, and NGLs, expanding our margins, and finding and developing reserves.

•
Focused, Long-Term Portfolio Management. We are focused on long-term profitable growth. Our objective over time is to grow our production within our cash flow. With that in mind, we continuously evaluate the performance of our assets and, when appropriate, we consider divestitures of assets that are underperforming or which are no longer a part of our strategic focus. Since mid-2014, we completed or announced approximately $5.5 billion of asset divestitures, allowing us to focus on our core areas and strengthen our financial position.With regard to our core assets we expect to allocate capital to the most profitable opportunities based on commodity price cycles and other market conditions, enabling us to grow our reserves and production in a manner that maximizes our returns on investments.

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

•
Continue Oil Development and Increase Optionality. We believe that efforts to develop our oil properties will yield a more balanced commodity mix in our production, providing us with the option of focusing on the commodity with the best returns under different market conditions. This optionality, we believe, will place us in a position where we can better protect and grow our cash flows. We have engaged and will continue to engage in commodity derivative hedging activities to maintain a degree of cash flow stability. Typically, we target hedging approximately 50 percent of expected revenue from domestic production during a current calendar year in order to strike an appropriate balance of commodity price upside with cash flow protection, although we may vary from this level based on our perceptions of market risk. We have hedged approximately three-fourths of anticipated 2016 oil production at a weighted average price of $60.85 per barrel, excluding the derivatives anticipated to be assigned to the Piceance Buyer at closing, we have natural gas derivatives totaling 213,604 MMBtu per day for 2016, at a weighted average price of $3.79 per MMBtu.

•
Maintain Financial Flexibility. We believe that expected asset sales will allow us to decrease our current levels of near-term long-term debt and provide additional liquidity. In addition, our continued focus on cost reductions, increased capital efficiency and long-term oil production growth will allow us to generate increased and sustainable annual cash flows from operations. This cash flow, combined with our capital structure and available sources of liquidity, will allow us to efficiently develop and grow our resource base and pursue reserve growth throughout a variety of commodity price environments.

Significant Properties
Our principal areas of operation are the Permian Basin, Williston Basin and San Juan Basin. On February 9, 2016, we announced an agreement to sell our operations in the Piceance Basin in Colorado for approximately $910 million. We expect the sale of our Piceance Basin operations to close in the second quarter of 2016.
Permian Basin
We entered the Permian Basin in August 2015 upon the closing of our acquisition of RKI Exploration & Production, LLC (“RKI”) (the “Acquisition”). We operate 699 wells in the Permian Basin and also own interests in 962 wells operated by others. We hold approximately 94,000 net acres in the Permian Basin, and more specifically in the Delaware Basin sub-area, with core operations located in Eddy, Lea and Chaves Counties in New Mexico and Loving, Pecos, Reeves, Ward and Winkler Counties in Texas. Approximately 98% of the leasehold is held by production. The Permian Basin is one of the most prolific hydrocarbon producing regions of the United States and spans an area approximately 250 miles wide by 300 miles long. The basin is characterized by numerous stacked reservoirs, high oil and natural gas content, extensive production history, long-lived reserves and high drilling success rates.

Since our acquisition of RKI, we have operated an average of 4 drilling rigs in the Delaware Basin and have had an average of 17.4 Mboe per day of net production. In response to lower commodity prices, we expect to operate 2 rigs in the Delaware Basin in 2016. Capital expenditures, excluding land purchases, since the Acquisition were approximately $99 million, which included completion of 20 gross (14) net wells. As of December 31, 2015, another 6 gross operated wells were awaiting completion.
Our activity in the Delaware Basin is primarily focused on the Bone Spring interval (which includes the Avalon sand and shales, and the Bone Springs sands, shales and carbonates), the shallower Delaware sand interval, and the Wolfcamp Shale formation. We have a multi-year inventory of stacked plays on 94,000 net acres.
RKI historically maintained a strong commitment to developing the necessary midstream and operational infrastructure to support drilling activities and keep pace with production growth, including investing in low and high pressure gathering lines, compression systems, electrical power supply systems, fresh water supply systems and saltwater disposal systems. This gathering system has 192 miles of active pipeline and four operated compressor stations capable with 90 MMcf per day of gas compression capacity. This infrastructure also includes a produced water disposal system with 174 miles of pipeline across two states and 39 active disposal wells capable of disposing 200,000 barrels per day. Other midstream assets include 16 miles of active fresh water transfer pipeline. These midstream assets provide a competitive advantage and reduce reliance on third parties for takeaway capacity.
Williston Basin
In December 2010, we acquired leasehold positions of approximately 85,800 net acres in the Williston Basin. All of these properties are on the Fort Berthold Indian Reservation in North Dakota and we are the primary operator. Based on our geologic interpretation of the Bakken formation, the evolution of completion techniques, our own drilling results as well as the publicly available drilling results for other operators in the basin, we believe that a substantial portion of our Williston Basin acreage is prospective in the Bakken and Three Forks formations, the primary targets for all of the well locations in our current drilling inventory. We operate 204 wells in the Williston Basin and also own interest in 72 wells operated by others. We hold 84,735 net acres in the Williston Basin.
During 2015, we operated an average of 1.4 rigs on our Williston Basin properties and we had an average of 25.7 Mboe per day of net production from our Williston Basin wells. In response to lower oil prices, we expect to operate 1 rig in the Williston Basin in 2016. Capital expenditures were approximately $213 million which included the completion of 34 gross (21 net) wells in 2015. As of December 31, 2015, another 17 gross operated wells were awaiting completion.
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
Our acreage in the Williston Basin is leased to us by or with the approval of the federal government or its agencies, and is subject to federal authority, the National Environmental Policy Act (“NEPA”), the Bureau of Indian Affairs or other regulatory regimes that require governmental agencies to evaluate the potential environmental impacts of a proposed project on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining project permits or approvals and could result, in certain instances, in the cancellation of existing leases.
San Juan Basin
In 2013, we announced a successful oil discovery in the Mancos Gallup Sandstone in the San Juan Basin that has the potential to significantly increase our oil production and reserves in future years. In 2014, we announced that we executed multiple transactions to own or control over 53,000 additional acres in the heart of the San Juan Basin’s Gallup oil window. At December 31, 2015, our leasehold position in the oil window of the San Juan Basin was approximately 96,000 net acres of which we own or control, and we are targeting additional acreage.
Our San Juan Basin properties also include holdings across the basin producing primarily from the Mesaverde, Fruitland Coal and Mancos Shale formations which are predominantly gas bearing. We operate four units in New Mexico (Rosa, Cox Canyon, Northwest Lybrook and South Chaco) and also operate the Northeast Chaco CA (Communitized Area), as well as a number of non-unit properties.  We operate in three major areas of Colorado (Northwest Cedar Hills, Ignacio and Bondad). We operate 991 wells in the San Juan Basin and also own interest in 2,322 wells operated by other operators in New Mexico and Colorado. We hold approximately 130,000 net acres in the gas window of the basin.
During 2015, we operated an average of 1.5 rigs in the San Juan Basin on our oil properties and in response to lower oil prices we expect to operate 1 rig in the San Juan Basin in 2016. We had an average of 33.8 Mboe per day of net production from our San Juan Basin properties which included 8.9 Mbbls per day of oil. Capital expenditures were approximately $286 million which included the completion of 58 gross (51 net) wells. As of December 31, 2015, another 5 gross operated wells were awaiting completion.
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
Other Properties
We also have extensive operations in the Piceance Basin of Colorado. However, as previously noted, on February 9, 2016, we announced an agreement to sell our operations in the Piceance Basin in Colorado for approximately $910 million. We expect the sale of our Piceance Basin operations to close in the second quarter of 2016.
During 2015, we had an average 97.6 Mboe per day of net production from our Piceance Basin wells. Capital expenditures in the Piceance Basin were approximately $177 million which included the completion of 73 gross (71 net) wells in 2015.
Acquisitions and Divestitures
In 2015, we announced or completed acquisitions and divestitures having an aggregate value of more than $4.1 billion. These acquisitions and divestitures included the following material transactions:

•
Apco Disposition. In January 2015, we completed the disposition of our international interests upon the successful merger of Apco Oil and Gas International Inc. (“Apco”) with a subsidiary of privately held Pluspetrol Resources Corporation. We received approximately $294 million for the disposition of our 69 percent controlling equity interest in Apco.

•
RKI Acquisition. In August 2015, we completed the acquisition of privately held RKI. Per the terms of the merger agreement, the purchase price was $2.75 billion, consisting of 40 million unregistered shares of WPX common stock and approximately $2.28 billion in cash. The cash consideration was subject to closing adjustments and was reduced by our assumption of $400 million aggregate principal amount of RKI’s senior notes and amounts outstanding under RKI’s revolving credit facility along with other working capital items.
As previously noted, we signed an agreement on February 9, 2016 to sell our wholly owned subsidiary WPX Energy Rocky Mountain LLC, to Terra Energy Partners LLC (“Terra”), for $910 million.  WPX Energy Rocky Mountain LLC holds our Piceance Basin operations. The agreement requires Terra to assume approximately $104 million in transportation obligations held by our marketing company. Additionally, Terra will be assigned a portion of WPX’s natural gas derivatives with a fair value of $82 million as of December 31, 2015. The parties expect to close the sale in the second quarter of 2016.
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
Reserves and Production Information
We have significant oil and gas producing activities primarily in the Permian, Piceance, Williston and San Juan Basins located in the United States. As previously noted, on February 9, 2016, we entered into an agreement to sell our operations in the Piceance Basin.
Oil and Gas Reserves
The following table sets forth our estimated net proved developed and undeveloped reserves expressed by product and on an oil equivalent basis for the reporting periods December 31, 2015, 2014 and 2013.

	As of December 31, 2015
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)%
Proved Developed	83,009	1,618,254	49,527	402,245	69%
Proved Undeveloped	59,710	571,949	25,766	180,801	31%
Total Proved(a)	142,719	2,190,203	75,293	583,046

	As of December 31, 2014
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)%
Proved Developed	60,012	2,089,974	43,955	452,296	62%
Proved Undeveloped	70,817	1,059,617	26,885	274,305	38%
Total Proved(a)	130,829	3,149,591	70,840	726,601

	As of December 31, 2013
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)%
Proved Developed	36,828	2,265,204	48,587	462,949	58%
Proved Undeveloped	66,102	1,364,552	37,128	330,655	42%
Total Proved(a)	102,930	3,629,756	85,715	793,604
 __________
(a) Total Proved Reserves for the Piceance Basin were 303,748 Mboe, 422,425 Mboe and 503,119 Mboe as of December 31, 2015, 2014 and 2013, respectively.

The following table sets forth our estimated net proved reserves for our largest areas of activity expressed by product and on an oil equivalent basis as of December 31, 2015.

	As of December 31, 2015
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)
Permian Basin	38,475	201,416	20,248	92,292
Williston Basin	78,512	43,429	7,335	93,085
San Juan Basin	19,923	349,589	8,033	86,221
Piceance Basin	5,707	1,551,734	39,418	303,748
Appalachia Basin	—	32,023	—	5,337
Other	102	12,012	259	2,363
Total Proved	142,719	2,190,203	75,293	583,046
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
Our 2015 year-end estimated proved reserves reflect an average oil price of $43.84 per barrel, an average natural gas price of $2.26 per Mcf and average NGL price of $15.84 per barrel. These prices were calculated from the 12-month trailing average, first-of-the-month price for the applicable indices for each basin as adjusted for respective location price differentials. During 2015, we added 41.6 MMboe of extensions and discoveries to our proved reserves. During 2015, we incurred $717 million in expenditures (both development and certain exploratory) which included the drilling of 190 gross (136 net) wells.

Proved reserves reconciliation
The 42 MMboe of extensions and discoveries reflects 21 MMboe added for drilled locations and 21 MMboe added for new proved undeveloped locations. The extensions and discoveries were primarily in the Williston and San Juan Basins. The acquisitions of 95 MMboe were in the Permian Basin. The overall net negative revisions of 150 MMboe reflect 42 MMboe of net negative revisions made to developed reserves and 108 MMboe of net negative revisions made to undeveloped reserves. In addition, the 150 MMboe of net negative revisions reflect 209 MMboe in negative revisions due to the decrease in the 12 month average prices partially offset by 59 MMboe of positive revisions due to decreased costs and improved well economics.
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
The engineering staff of each basin asset team provides the reserves modeling and forecasts for their respective areas. Various departments also participate in the preparation of the year-end reserves estimate by providing supporting information such as pricing, capital costs, expenses, ownership, gas gathering and gas quality. The departments and their roles in the year-end reserves process are coordinated by our corporate reserves department. The corporate reserves department’s responsibilities also include performing an internal review of reserves data for reasonableness and accuracy, working with NSAI and the asset teams to successfully complete the reserves audit, finalizing the year-end reserves report and reporting reserves data to accounting.
The preparation of our year-end reserves report is a formal process. Early in the year, we begin with a review of the existing internal processes and controls to identify where improvements can be made from the prior year’s reporting cycle. Later in the year, the reserves staffs from the asset teams submit their preliminary reserves data to the corporate reserves department. After review by the corporate reserves department, the data is submitted to NSAI to begin their audits. Reserves data analysis and further review are then conducted and iterated between the asset teams, corporate reserves department and NSAI. In early December, reserves are reviewed with senior management. The process concludes upon receipt of the audit letter from NSAI.
The reserves estimates resulting from our process are subjected to both internal and external controls to promote transparency and accuracy of the year-end reserves estimates. Our internal corporate reserves department is independent and does not work within an asset team or report directly to anyone on an asset team. The corporate reserves department provides detailed independent review and extensive documentation of the year-end process. Our internal processes and controls, as they relate to the year-end reserves, are reviewed and updated as appropriate. The compensation of our corporate reserves department is not directly linked to reserves additions or revisions except to the extent that reserves additions are a component of our all-employee incentive plan.
Approximately 99 percent of our total year-end 2015 domestic proved reserves estimates were audited by NSAI. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures used to prepare the December 31, 2015 reserves estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, prepared by us. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
The technical person primarily responsible for overseeing preparation of the reserves estimates and the third party reserves audit is our Director of Reserves and Production Services. The Director’s qualifications include 33 years of reserves evaluation experience, a B.S. in geology from the University of Texas at Austin, an M.S. in Physical Sciences from the University of Houston and membership in the American Association of Petroleum Geologists and The Society of Petroleum Engineers.
Proved undeveloped reserves
The majority of our reserves is concentrated in unconventional tight-sands and shale oil and gas reservoirs. We use available geoscience and engineering data to establish drainage areas and reservoir continuity beyond one direct offset from a producing well, which may provide for additional proved undeveloped reserves. Inherent in the methodology is a requirement for significant well density of economically producing wells to establish reasonable certainty. In fields where producing wells are less concentrated, generally only direct offsets from proved producing wells were assigned the proved undeveloped reserves classification. No new technologies were used to assign proved undeveloped reserves.
At December 31, 2015, after taking into account the proved undeveloped reserves attributable to our acquisition of RKI, our proved undeveloped reserves were 181 MMboe, a decrease of 93 MMboe from our December 31, 2014 proved undeveloped reserves estimate of 274 MMboe. The 181 MMboe represents 31 percent of our total proved reserves at December 31, 2015 as compared with 274 MMboe which was 38 percent of our total proved reserves as of December 31, 2014. Included in the 181 MMboe is 76 MMboe related to the Piceance Basin for which an agreement was signed in February 2016 for the sale of our interests in the basin. Below is a reconciliation of our proved undeveloped reserves for 2015:

	MMboe	% of December 31, 2014	% of December 31, 2015
Proved Undeveloped Reserves at December 31, 2014	274
Converted to Proved Developed Reserves	(26)	(9)%	(14)%
Extensions and Discoveries	21	8%	12%
Revisions	(108)	(39)%	(60)%
Acquisitions	42	15%	23%
Divestitures	(22)	(8)%	(12)%
Proved Undeveloped Reserves at December 31, 2015	181

During 2015, 26 MMboe of our December 31, 2014 proved undeveloped reserves were converted to proved developed reserves at a cost of $251 million. This represents a proved undeveloped conversion rate of 9 percent. Of the converted reserves, 39 percent were in the San Juan Basin primarily in the Gallup formation, 32 percent were in the Piceance Basin primarily in the Williams Fork formation and 29 percent were in the Bakken and Three Forks formations in the Williston Basin.
The 21 MMboe of extensions and discoveries were primarily in our oil areas of San Juan Gallup and Williston. In 2015, net negative revisions for our proved undeveloped reserves were 108 MMboe and reflected downward revisions of 139 MMboe reduction of reserves based on the 12 month trailing prices including 109 MMboe associated with uneconomic locations based on the 12 month trailing prices, partially offset by 31 MMboe of net upward revisions primarily due to technical items including improved well economics. Of the 139 MMboe downward revisions, 57 percent relates to the Piceance Basin, 27 percent related to the Williston Basin assets and 8 percent relates to our San Juan Basin legacy assets.
The 42 MMboe of acquisitions relates to the Permian Basin. The 22 MMboe of divestitures relate to the Appalachia properties sold in January 2015 and the Powder River Basin properties sold in September 2015.
All proved undeveloped locations are scheduled to be drilled within the next five years. Development drilling schedules are subject to revision and reprioritization throughout the year resulting from unknown factors such as the relative success of individual developmental drilling prospects, rig availability, title issues or delays and the effect that acquisitions or dispositions may have on prioritizing developmental drilling plans for maximizing returns of capital spent. As previously noted, 76 MMboe of our proved undeveloped reserves at December 31, 2015 are related to the Piceance Basin and subject to a divestiture agreement signed in February 2016.

Oil and Gas Production, Production Prices and Production Costs
Production Sales Data
The following table summarizes our net production sales volumes for the years indicated.

	Year Ended December 31,
	2015	2014	2013
Oil (Mbbls)
Permian Basin(a)	1,261	—	—
Williston Basin	7,958	7,123	4,828
San Juan Basin	3,252	1,426	295
Piceance Basin	530	676	690
Other	9	19	106
Total	13,010	9,244	5,919
Natural Gas (MMcf)
Permian Basin(a)	4,217	—	—
Williston Basin	4,284	3,056	1,610
San Juan Basin	47,093	40,133	42,551
Piceance Basin	181,201	205,853	219,317
Other	10,594	31,344	32,456
Total	247,389	280,386	295,934
NGLs (Mbbls)
Permian Basin(a)	409	—	—
Williston Basin	720	538	292
San Juan Basin	1,247	327	92
Piceance Basin	4,877	5,352	6,963
Other	36	33	68
Total	7,289	6,250	7,415
Combined Equivalent Volumes (Mboe)	61,530	62,225	62,657
Combined Equivalent Volumes (MMcfe)	369,181	373,352	375,940

Average Daily Combined Equivalent Volumes (Mboe/d)
Permian Basin(b)	6.5	—	—
Williston Basin	25.7	22.4	14.7
San Juan Basin	33.8	23.1	20.5
Piceance Basin	97.6	110.5	121.1
Other	5.0	14.5	15.4
Total	168.6	170.5	171.7
 __________
(a) Reflects production subsequent to the Acquisition date of August 17, 2015.
(b) The 6.5 Mboe/d for the Permian Basin assumes 365 days. Since the time of acquisition, August 17, 2015, the per day volume is 17.4 Mboe.

Realized average price per unit

The following table summarizes our sales prices for the years indicated.

	Year Ended December 31,
	2015	2014	2013
Oil(a):
Oil excluding all derivative settlements (per barrel)	$39.55	$78.32	$90.21
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)	29.94	2.01	1.52
Oil net price including all derivative settlements (per barrel)	$69.49	$80.33	$91.73
Natural gas(a):
Natural gas excluding all derivative settlements not designated as hedges (per Mcf)	$2.27	$3.57	$3.03
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per Mcf)	1.05	(0.10)	(0.07)
Natural gas net price including all derivative settlements (per Mcf)	$3.32	$3.47	$2.96
NGL(a):
NGL excluding all derivative settlements (per barrel)	$13.23	$32.79	$30.72
Impact of net cash received (paid) related to settlement of derivatives not designated as hedges (per barrel)	—	1.12	0.08
NGL net price including all derivative settlements (per barrel)	$13.23	$33.91	$30.80

Combined commodity price per Mboe, including all derivative settlements	$29.62	$31.02	$26.46
 __________
(a) Realized average prices reflect market prices, net of fuel, shrink, transportation and fractionation, and processing.

Expenses per Mboe

The following table summarizes our costs for the years indicated.

	Year Ended December 31,
	2015	2014	2013
Production costs:
Lifting costs and workovers (a)	$2.99	$3.25	$2.87
Facilities operating expense	0.34	0.34	0.39
Other operating and maintenance	0.25	0.33	0.37
Total LOE (a)	$3.58	$3.92	$3.63
Gathering, processing and transportation charges	4.59	5.28	5.60
Taxes other than income	1.23	2.02	1.63
Total production cost	$9.40	$11.22	$10.86
General and administrative	$4.05	$4.35	$4.28
Depreciation, depletion and amortization	$15.27	$13.02	$13.69
 __________
(a) Excluding Piceance Basin, the lifting costs and workovers are $5.02, $5.96 and $5.46 for 2015, 2014 and 2013, respectively. Total LOE excluding Piceance Basin is $5.59, $6.51 and $5.94 for 2015, 2014 and 2013, respectively.

Productive Oil and Gas Wells
The table below summarizes 2015 productive gross and net wells by area. We use the term “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest.

	Oil Wells (Gross)	Oil Wells (Net)	Gas Wells (Gross)	Gas Wells (Net)
Permian Basin	1,562	673	99	52
Williston Basin	276	163	—	—
San Juan Basin	149	133	3,164	873
Piceance Basin	—	—	5,060	3,608
Other(a)	—	—	1,150	49
Total	1,987	969	9,473	4,582
__________

(a)	Includes Appalachia Basin, Green River Basin and other miscellaneous properties.
At December 31, 2015, there were 307 gross and 158 net producing wells with multiple completions.
Developed and Undeveloped Acreage
The following table summarizes our leased acreage as of December 31, 2015.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Permian Basin	127,490	69,202	38,442	25,139	165,932	94,341
Williston Basin	65,366	57,376	66,731	27,359	132,097	84,735
San Juan Basin	256,461	138,157	108,443	87,988	364,904	226,145
Piceance Basin	150,184	122,721	97,779	71,013	247,963	193,734
Other(a)	44,458	12,550	228,862	174,827	273,320	187,377
Total	643,959	400,006	540,257	386,326	1,184,216	786,332
 __________

(a)	Includes exploratory acreage in Montana, Wyoming, Kansas and other miscellaneous smaller properties.
Drilling and Exploratory Activities
We focus on lower-risk development drilling. Our development drilling success rate was 99 percent in 2015 and 100 percent in 2014 and 2013. Our combined development and exploration success rate was 99 percent in 2015 and 2014, and 100 percent in 2013.

The following table summarizes the number of wells drilled for the periods indicated.

	2015		2014		2013
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
Development wells:
Permian Basin(a)	19	16	—	—	—	—
Williston Basin	21	13	55	45	51	36
San Juan Basin	53	46	47	44	9	9
Piceance Basin	62	60	267	250	249	236
Other(b)	34	—	42	7	61	24
Development well total	189	135	411	346	370	305
Productive	188	134	411	346	370	305
Nonproductive	1	1	—	—	—	—
Exploration wells:
Productive	—	—	2	2	9	9
Nonproductive(c)	1	1	5	5	—	—
Exploration well total	1	1	7	7	9	9
Total Drilled	190	136	418	353	379	314
 __________

(a)	Reflects wells drilled since the Acquisition date of August 17, 2015.

(b)	Includes Appalachia Basin, Green River Basin and other miscellaneous properties.

(c)	Reflects exploration wells which were drilled and not completed.
Total gross operated wells drilled were 147, 369 and 361 in 2015, 2014 and 2013, respectively.
Present Activities
At December 31, 2015, we had 7 gross (7 net) wells in the process of being drilled. As previously noted in Significant Properties, we also have a large number of wells that are awaiting completion.
Scheduled Lease Expirations
The table below sets forth, as of December 31, 2015, the gross and net acres scheduled to expire over the next several years. The acreage will not expire if we are able to establish production by drilling wells on the lease prior to the expiration date.

	2016	2017	2018	2019+	Total
Permian Basin	5,062	3,567	1,680	1,378	11,687
Williston Basin	226	426	586	161	1,399
San Juan Basin	1,243	4,961	16,005	26,282	48,491
Piceance Basin	5,634	13	360	11,460	17,467
Other(a)	53,811	58,897	31,272	48,915	192,895
Total (Gross Acres)	65,976	67,864	49,903	88,196	271,939

	2016	2017	2018	2019+	Total
Permian Basin	2,215	2,849	871	1,169	7,104
Williston Basin	226	288	584	156	1,254
San Juan Basin	1,147	4,961	15,913	25,096	47,117
Piceance Basin	4,412	13	367	10,498	15,290
Other(a)	40,981	44,186	28,035	45,719	158,921
Total (Net Acres)	48,981	52,297	45,770	82,638	229,686
__________

(a)	Includes Appalachia Basin, Green River Basin and other miscellaneous properties.

Gas Management
Our sales and marketing activities include the sale of our natural gas, oil and NGL production along with third-party purchases and sales of natural gas, which includes natural gas purchased from working interest owners in operated wells and other area third-party producers. Our sales and marketing activities also include the management of various natural gas related contracts such as transportation, storage and related price risk management activity. We primarily engage in these activities to enhance the value received from the sale of our natural gas and oil production. Revenues associated with the sale of our production are recorded in product revenues. The revenues and expenses related to other marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses. Transportation capacity demand payments associated with contracts that are currently not utilized to support our development activities are captured as an expense item in gas management or in discontinued operations.
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
Customers
Oil, natural gas and NGL production is sold through our sales and marketing activities to a variety of purchasers under various length contracts ranging from one day to multi-year under various pricing structures. Our third-party customers include other producers, utility companies, power generators, banks, marketing and trading companies and midstream service providers. In 2015, we did not have any customers that accounted for 10 percent or more of our consolidated revenues. We believe that the loss of one or more of our current natural gas, oil or NGLs purchasers would not have a material adverse effect on our ability to sell our production, because any individual purchaser could be readily replaced by other purchasers, absent a broad market disruption.
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
State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within its jurisdiction. States do not regulate wellhead prices or engage in other similar direct regulation, but there can be no assurance that they will not do so in the future. The effect of such future regulations may be to limit the amounts of oil and natural gas that may be produced from our wells, negatively affect the economics of production from these wells, or to limit the number of locations we can drill.
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
The environmental laws and regulations that could have a material impact on the oil and natural gas exploration and production industry and our business are as follows:
Hazardous Substances and Wastes. CERCLA, also known as the “Superfund law,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed of or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file corresponding common law claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
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
Air Emissions. The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities. In 2012, the EPA issued federal regulations affecting our operations under the New Source Performance Standards provisions (new Subpart OOOO) and expanded regulations under national emission standards for hazardous air pollutants, although implementation of some of the more rigorous requirements was not required until 2015.
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
Hydraulic Fracturing. We ordinarily use hydraulic fracturing as a means to maximize the productivity of our oil and gas wells in all of the basins in which we operate. In particular, all of our wells that we drill and complete in our core assets such as Permian, Williston and San Juan require hydraulic fracturing for production. Although average drilling and completion costs for each basin will vary, as will the cost of each well within a given basin, on average approximately one-third of the drilling and completion costs for each of our wells for which we use hydraulic fracturing is associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completion of our wells are treated and are built into and funded through our normal capital expenditure budget.
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

•
There are currently no regulatory requirements to conduct baseline water monitoring in the Williston Basin, the Permian Basin or the New Mexico portion of our San Juan Basin assets. The majority of our assets in the San Juan Basin are on federal lands, and there are few cases where water wells are within one to two miles of our wells, which is outside the range that we would typically sample.

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

•
“Fluid leakoff” during the fracturing process. Fluid leakoff can occur during hydraulic fracturing operations whereby some of the hydraulic fracturing fluid flows through the artificially created fractures into the micropore or pore spaces within the formation, existing natural fractures in the formation, or small fractures opened into the formation by the pressure in the induced fracture. Fluid leakoff is accounted for in the volume design of nearly every fracturing job and “pump-in” tests are often conducted prior to fracturing jobs to estimate the extent of fluid leakoff. In certain situations, very fine grain sand is added in the initial part of the treatment to seal-off any small fractures of micropore spaces and mitigate fluid leak-off.

Approximately 99 percent of hydraulic fracturing fluids are made up of water and sand. We utilize major hydraulic fracturing service companies whose research departments conduct ongoing development of “greener” chemicals that are used in fracturing. We evaluate, test, and where appropriate adopt those products that are more environmentally friendly. We have also chosen to participate in a voluntary fracturing chemical registry that is a public website: www.fracfocus.org at which interested persons can find out information about fracturing fluids. This registry is a joint project of the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission and provides our industry with an avenue to voluntarily disclose chemicals used in the hydraulic fracturing process. The Company registered with the FracFocus Chemical Disclosure Registry in April 2011 and began uploading data when the registry went live on April 11, 2011. Through December 31, 2015, we have loaded data on more than 1,601 wells, including data relating to wells fractured since January 1, 2011, to the site. Consistent with other industry participants, we are not planning to add data on wells drilled prior to 2011. The information included on this website is not incorporated by reference in this Annual Report on Form 10-K.
In 2015, we used recycled water in two of our four basins, and continue to evaluate expanding the use of recycled water for our hydraulic fracturing operations where technically and economically feasible. This recycling process lessens the demand on local natural water resources. Any water that is recovered in our operations that is not used for our hydraulic fracturing operations is safely disposed in accordance with the state and federal rules and regulations in a manner that does not impact underground aquifers and surface waters.
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
Federal agencies are also considering regulation of hydraulic fracturing. The EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection Control Program, and on May 10, 2012, the EPA published its proposed guidance on the issue. The public comment period for the proposed permitting guidance closed in 2012, and the EPA issued its final guidance in February 2014. In August 2015, the EPA published its Final 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from on-shore Unconventional Oil and Gas Extraction and to specifically investigate centralized water treatment facilities that accept oil and gas extraction wastewaters. The EPA is also collecting information as part of a study into the effects of hydraulic fracturing on drinking water. The EPA published its Draft “Assessment of Potential Impacts of Hydraulic Fracturing for Oil and Gas on Drinking Water Resources” in June 2015, which was released for public comment that closed at the end of 2015. Although the Draft Assessment concluded that “[w]e did not find evidence that these mechanisms have led to widespread, systemic impacts on drinking water resources in the United States,” the final report could result in additional regulations, which could lead to operational burdens similar to those described above. In connection with the EPA study, we have received and responded to a request for information from the EPA for 52 of our wells located in various basins that have been hydraulically fractured. The requested information covers well design, construction and completion practices, among other things. We understand that similar requests were sent to eight other companies that own or operate wells that utilized hydraulic fracturing.
In addition to the EPA study, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board issued a final report on hydraulic fracturing in November 2011. The report concludes that the risk of fracturing fluids contaminating drinking water sources through fractures in the shale formations “is remote.” It also states that development of the nation’s shale resources has produced major economic benefits. The report includes recommendations to address concerns related to hydraulic fracturing and shale gas production, including but not limited to conducting additional field studies on possible methane leakage from shale gas wells to water reservoirs and adopting new rules and enforcement practices to protect drinking and surface waters. The Government Accountability Office is also examining the environmental impacts of produced water and the Counsel for Environmental Quality has been petitioned by environmental groups to develop a programmatic environmental impact statement under NEPA for hydraulic fracturing. The United States Department of the Interior is also considering whether to impose disclosure requirements or other mandates for hydraulic fracturing on federal land.
Several states, including Pennsylvania, Colorado, North Dakota, New Mexico and Wyoming, have adopted or are considering adopting, regulations that could restrict or impose additional requirements related to hydraulic fracturing. For example, Pennsylvania requires that detailed information be disclosed regarding the hydraulic fracturing fluids, including but not limited to, a list of chemical additives, volume of each chemical added, and list of chemicals in the material safety data sheets. Since June 2009, Colorado has required all operators to maintain a chemical inventory by well site for each chemical product used downhole or stored for use downhole during drilling, completion and workover operations, including fracture stimulation in an amount exceeding 500 pounds during any quarterly reporting period. Colorado adopted its final hydraulic fracturing chemical disclosure rules on December 13, 2011. Wyoming, New Mexico and Texas require public disclosure of chemicals used in hydraulic fracturing. Disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. A number of states have also adopted regulations increasing the setback requirements, or are in the process of rulemaking to address the issue, including Colorado, New Mexico, Wyoming, Texas and Pennsylvania.
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
Global Warming and Climate Change. Recent scientific studies have suggested that emissions of GHGs, including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere. Both houses of Congress have previously considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The EPA has begun to regulate GHG emissions. On December 7, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA issued a final rule that went into effect in 2011 that makes certain stationary sources and newer modification projects subject to permitting requirements for GHG emissions. On November 30, 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage, and distribution facilities. Reporting of GHG emissions from such facilities will be required on an annual basis, and our reporting began in 2012 for emissions occurring in 2011. We are required to report our GHG emissions under this rule but are not subject to GHG permitting requirements. Several of the EPA’s GHG rules are being challenged in court proceedings and depending on the outcome of such proceedings, such rules may be modified or rescinded or the EPA could develop new rules.
Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. In March 2014, the White House published the President’s Climate Action Plan Strategy to Reduce Methane Emissions. In August 2015, EPA proposed its new NSPS OOOOa requirements, which add additional methane reduction requirements applicable to the oil and gas sector for both new and modified sources. Such developments may affect how these GHG initiatives will impact our operations. In addition to these regulatory developments, recent judicial decisions have allowed certain tort claims alleging property damage to proceed against GHG emissions sources and may increase our litigation risk for such claims. New legislation or regulatory programs that restrict emissions of or require inventory of GHGs in areas where we operate have adversely affected or will adversely affect our operations by increasing costs. The cost increases so far have resulted from costs associated with inventorying our GHG emissions, and further costs may result from the potential new requirements to obtain GHG emissions permits, install additional emission control equipment and an increased monitoring and record-keeping burden.
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
COMPETITION
We compete with other oil and gas concerns, including major and independent oil and gas companies in the development, production and marketing of oil and natural gas. We compete in areas such as acquisition of oil and gas properties and obtaining necessary equipment, supplies and services. We also compete in recruiting and retaining skilled employees.
EMPLOYEES
At December 31, 2015, we had approximately 1,040 full-time employees.

FINANCIAL INFORMATION ABOUT SEGMENTS
We operate in the exploration and production segment of the oil and gas industry and our operations are conducted in the United States. We report our financial results as a single industry segment.
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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:

•	amounts and nature of future capital expenditures;

•	expansion and growth of our business and operations;

•	financial condition and liquidity;

•	business strategy;

•	estimates of proved oil and natural gas reserves;

•	reserve potential;

•	development drilling potential;

•	cash flow from operations or results of operations;

•	acquisitions or divestitures

•	seasonality of our business; and

•	crude oil, natural gas and NGL prices and demand.
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
Our exploration, development and acquisition activities require substantial capital expenditures. We expect to fund our capital expenditures through a combination of cash flows from operations and, when appropriate, borrowings under our credit facility. Future cash flows are subject to a number of variables, including the level of production from existing wells, prices of oil and natural gas and our success in developing and producing new reserves. If our cash flow from operations is not sufficient to fund our capital expenditure budget, we may have limited ability to obtain the additional capital necessary to sustain our operations at current levels. We may not be able to obtain debt or equity financing on terms favorable to us or at all. The failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could lead to a decline in our oil and natural gas production or reserves, and in some areas a loss of properties.
Failure to replace reserves may negatively affect our business.
The growth of our business depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves generally decline when reserves are produced, unless we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. We may not always be able to find, develop or acquire additional reserves at acceptable costs. If oil and natural gas prices increase, our costs for additional reserves would also increase; conversely if natural gas or oil prices decrease, it could make it more difficult to fund the replacement of our reserves.
Exploration and development drilling may not result in commercially productive reserves.
Our past success rate for drilling projects should not be considered a predictor of future commercial success. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The new wells we drill or participate in may not be commercially productive, and we may not recover all or any portion of our investment in wells we drill or participate in. Our efforts will be unprofitable if we drill dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, our drilling operations may be curtailed, delayed, canceled or rendered unprofitable or less profitable than anticipated as a result of a variety of other factors, including:

•	increases in the cost of, or shortages or delays in the availability of, drilling rigs and equipment, supplies, skilled labor, capital or transportation;

•	equipment failures or accidents;

•	adverse weather conditions, such as floods or blizzards;

•	title and lease related problems;

•	limitations in the market for oil and natural gas;

•	unexpected drilling conditions or problems;

•	pressure or irregularities in geological formations;

•	regulations and regulatory approvals;

•	changes or anticipated changes in energy prices; or

•	compliance with environmental and other governmental requirements.
If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas oil properties.
Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A writedown constitutes a non-cash charge to earnings. For example, due to market conditions including oil and natural gas prices in the fourth quarter of 2015, we performed impairment assessments of our proved and unproved properties. As a result of these assessments which included the possibility of a divestiture, we recorded impairments of capitalized costs of proved producing and unproved properties in the Piceance Basin of approximately $2.3 billion in 2015. In addition to those long-lived assets for which impairment charges were recorded, certain others were reviewed for which no impairment was required. These reviews included $3.9 billion of net book value associated with our predominantly oil proved properties and $350 million of net book value associated with our predominantly natural gas proved properties and utilized inputs generally consistent with those described above. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. We may incur impairment charges for these or other properties in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
Estimating reserves and future net revenues involves uncertainties. Decreases in oil and natural gas prices, or negative revisions to reserve estimates or assumptions as to future oil and natural gas prices may lead to decreased earnings, losses or impairment of oil and natural gas assets.
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
Approximately 31 percent of our total estimated proved reserves at December 31, 2015 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserves data included in the reserves engineer reports assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
The present value of future net revenues from our proved reserves will not necessarily be the same as the value we ultimately realize of our estimated oil and natural gas reserves.
You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we have based the estimated discounted future net revenues from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding 12 months without giving effect to derivative transactions. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:

•	actual prices we receive for oil and natural gas;

•	actual cost of development and production expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.
The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10 percent discount factor we use when calculating discounted future net revenues may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.
Certain of our undeveloped leasehold assets are subject to leases that will expire over the next several years unless production is established on units containing the acreage.
A portion of our acreage is not currently held by production. Unless production in paying quantities is established on units containing these leases during their terms, the leases will expire. If we do not extend our leases and our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory and lease issues.
Prices for oil, natural gas and NGLs are volatile, and this volatility could adversely affect our financial results, cash flows, access to capital and ability to maintain our existing business.
Our revenues, operating results, future rate of growth and the value of our business depend primarily upon the prices of oil, natural gas and NGLs. Price volatility can impact both the amount we receive for our products and the volume of products we sell. Prices affect the amount of cash flow available for capital expenditures and our ability to borrow money under our credit facility or raise additional capital.
The markets for oil, natural gas and NGLs are likely to continue to be volatile. Wide fluctuations in prices might result from relatively minor changes in the supply of and demand for these commodities, market uncertainty and other factors that are beyond our control, including:

•	weather conditions;

•	the level of consumer demand;

•	the overall economic environment;

•	worldwide and domestic supplies of and demand for oil, natural gas and NGLs;

•	turmoil in the Middle East and other producing regions;

•	the activities of the Organization of Petroleum Exporting Countries;

•	terrorist attacks on production or transportation assets;

•	variations in local market conditions (basis differential);

•	the price and availability of other types of fuels;

•	the availability of pipeline capacity;

•	supply disruptions, including plant outages and transportation disruptions;

•	the price and quantity of foreign imports of oil and natural gas;

•	domestic and foreign governmental regulations and taxes;

•	volatility in the oil and natural gas markets;

•	the credit of participants in the markets where products are bought and sold; and

•	the adoption of regulations or legislation relating to climate change.
Our business depends on access to oil, natural gas and NGL transportation systems and facilities.
The marketability of our oil, natural gas and NGL production depends in large part on the operation, availability, proximity, capacity and expansion of transportation systems and facilities owned by third parties. For example, we can provide no assurance that sufficient transportation capacity will exist for expected production from the Permian Basin, Williston Basin and San Juan Basin or that we will be able to obtain sufficient transportation capacity on economic terms.
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
If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues or increase our costs. As of December 31, 2015 , we were not the operator of approximately 6 percent of our total net production. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Because we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.
We might not be able to successfully manage the risks associated with selling and marketing products in the wholesale energy markets.
Our portfolio of derivative and other energy contracts includes wholesale contracts to buy and sell oil, natural gas and NGLs that are settled by the delivery of the commodity or cash. If the values of these contracts change in a direction or manner that we do not anticipate or cannot manage, it could negatively affect our results of operations. In the past, certain marketing and trading companies have experienced severe financial problems due to price volatility in the energy commodity markets. In certain instances this volatility has caused companies to be unable to deliver energy commodities that they had guaranteed under contract. If such a delivery failure were to occur in one of our contracts, we might incur additional losses to the extent of amounts, if any, already paid to, or received from, counterparties. In addition, in our business, we often extend credit to our counterparties. We are exposed to the risk that we might not be able to collect amounts owed to us. If the counterparty to such a transaction fails to perform and any collateral that secures our counterparty’s obligation is inadequate, we will suffer a loss. Downturns in the economy or disruptions in the global credit markets could cause more of our counterparties to fail to perform than we expect.

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
The impact of changes in market prices for oil, natural gas and NGLs on the average prices paid or received by us may be reduced based on the level of our hedging activities. These hedging arrangements may limit or enhance our margins if the market prices for oil, natural gas or NGLs were to change substantially from the price established by the hedges. In addition, our hedging arrangements expose us to the risk of financial loss if our production volumes are less than expected.
The swaps regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder could adversely affect our ability to hedge risks associated with our business and could increase the working capital required to conduct these activities and reduce our liquidity.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules thereunder adopted and to be adopted by the Commodity Futures Trading Commission (the “CFTC”), the SEC and other regulators establish federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Title VII of the Dodd-Frank Act (“Title VII”) and the rules adopted thereunder impose new statutory and regulatory requirements for derivative transactions in the major energy markets, including swaps, hedging and other transactions.
Title VII requires that certain classes of swaps be cleared on a derivatives clearing organization and that swaps subject to such clearing requirement be executed on a board of trade or swap execution facility unless, in each case, an exemption from the clearing requirement is available to a party to the swap. The CFTC has designated only certain classes of interest rate swaps and index credit default swaps for mandatory clearing. The swaps we currently use are not included in those classes of swaps, and it is unclear when the CFTC will designate those classes of swaps we use, such as physical commodity swaps, for mandatory clearing. Although we believe we will qualify for the end user exception to the mandatory clearing and trade execution requirements for the swaps we enter to hedge our commercial risks, if we do not do so, the clearing of such swaps would require us to post cash or other liquid collateral in connection with those swaps and may cause increased costs to our counterparties that may be reflected in the pricing they make available to us. Moreover, execution of swaps on boards of trade or swap execution facilities may also adversely affect the pricing we are able to obtain for such swaps.
As required by the Dodd-Frank Act, the CFTC and the federal banking regulators have adopted rules requiring certain market participants to collect margin with respect to uncleared swaps from their counterparties that are financial end users and certain registered swap dealers and major swap participants. The requirements of those rules are to be phased commencing on September 1, 2016. Although we believe we will qualify as a non-financial end user for purposes of these rules, were we not to do so and have to post margin as to our uncleared swaps in the future, our cost of entering into and maintaining swaps would be increased. In addition, our counterparties that are subject to the regulations imposing the Basel III capital requirements on them may increase the cost to us of entering into swaps with them or require us to post collateral with them in connection with such swaps to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets. Posting of collateral, including under the margin rules, could affect our liquidity, financial flexibility, and available cash.
In accordance with a requirement of Title VII, the CFTC has proposed rules setting limits on the positions market participants may hold in certain core futures and futures equivalent contracts, option contracts or swaps for or linked to certain physical commodities, including Henry Hub natural gas and light sweet crude oil, subject to exceptions for certain bona fide hedging and other types of transactions. The imposition of position limits could compromise our ability to hedge risks associated with our business.

Under the Dodd-Frank Act, certain financial institutions may be required to spin off their activities in structured finance swaps. In the event that any of our historical counterparties spin off some or all of their derivatives activities, the separate entities could be our counterparties in future swaps and may not be as creditworthy as our historical counterparties.
The complete impact of the Dodd-Frank Act on our hedging activities is unknown at this time because the CFTC and the SEC have yet to complete the adoption a number of the rules required to implement the swap provisions of the Dodd-Frank Act and are still in the process of implementing certain of the rules they have adopted. We believe the derivative contracts that we enter into should not be impacted by the position limits for derivatives and that we should generally be eligible to elect the end user exception from the mandatory clearing requirement when it is applicable to our swaps and to qualify as a non-financial end user under the swap margin rules. Nevertheless, there is a risk that the position limits might restrict our ability to enter into swaps in certain instances and that we might not satisfy the conditions to reliance on such end-user exception or qualify as a non-financial end user for purposes of the margin rules. Additionally, the application of the mandatory clearing and trade execution requirements and the margin rules to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. The impact of the swap regulatory regime upon our businesses will depend on, among other factors, the final form of all the rules adopted by the CFTC and other federal regulators and the CFTC’s and the other regulators’ implementation and enforcement of those rules.
Compliance with the rules adopted and to be adopted by the CFTC and other federal regulatory bodies may significantly increase the cost of entering into and maintaining derivative contracts. The increased costs may include costs associated with swap recordkeeping and reporting requirements as well as any required posting of cash or other liquid collateral for our commodities hedging transactions under circumstances in which we do not currently do so. Posting of additional cash or liquid collateral could also impact our liquidity, reduce cash available for capital expenditures and reduce our ability to execute hedges against commodity price uncertainty to protect cash flows. The Dodd-Frank Act and related swaps rules may lead to material alterations of the terms of derivative contracts we enter, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and the related rules, our results of operations may become more volatile or may otherwise be adversely affected and our cash flows may be less predictable. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act is to lower commodity prices.
Any of the consequences discussed above could have a material adverse effect on our consolidated financial position, results of operations, liquidity and cash flows.
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
We face competition in acquiring new properties, marketing oil and natural gas and securing equipment and trained personnel in the oil and natural gas industry.
Our ability to acquire additional drilling locations and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing equipment and trained personnel. We may not be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital, which could have a material adverse effect on our business.
Our operations are subject to operational hazards and unforeseen interruptions for which they may not be adequately insured.
There are operational risks associated with drilling for, production, gathering, transporting, storage, processing and treating of oil and natural gas and the fractionation and storage of NGLs, including:

•	hurricanes, tornadoes, floods, extreme weather conditions and other natural disasters;

•	aging infrastructure and mechanical problems;

•	damages to pipelines, pipeline blockages or other pipeline interruptions;

•	uncontrolled releases of oil, natural gas (including sour gas), NGLs, brine or industrial chemicals;

•	operator error;

•	pollution and environmental risks;

•	fires, explosions and blowouts;

•	risks related to truck and rail loading and unloading; and

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies.
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

Our significant indebtedness reduces our financial flexibility and could impede our ability to operate.
We have historically operated with, and anticipate continuing to operate with, a significant amount of debt. Our substantial amount of debt, including the debt we incurred in connection with our acquisition of RKI, could have important consequences for investors in our common stock, including the following:

•	make it more difficult for us to satisfy our obligations with respect to our revolving credit facility;

•
impair our ability to obtain additional financing, if necessary, for working capital, letters of credit or other forms of guarantees, capital expenditures, acquisitions or other purposes or make such financing unavailable on favorable terms;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, capital expenditures, future business opportunities and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	reduce our ability to make acquisitions or expand our business;

•	limit our ability to borrow additional funds;

•	limit our ability to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes;

•	make it difficult for us to pay dividends on shares of our common stock;

•	increase our vulnerability to adverse economic and industry conditions, including increases in interest rates; and

•	place us at a competitive disadvantage compared to competitors who might have relatively less debt.

Additionally, we may be able to incur substantial additional indebtedness in the future. Although our revolving credit facility contains restrictions on the incurrence of additional indebtedness by our subsidiaries, such restrictions are subject to a number of qualifications and exceptions, and indebtedness incurred in compliance with such restrictions could be substantial. To the extent that new indebtedness is added to our current debt levels.
The market price of our common stock may be volatile or may decline and it may be difficult for you to resell shares of our common stock at prices you find attractive.
The market price of our common stock has historically experienced and may continue to experience volatility. For example, during the twelve months ended December 31, 2015, the high sales price per share of our common stock on the NYSE was $14.65 and the low sales price per share was $5.03. The sales price per share of our common stock has traded as low as $2.53 since December 31, 2015. The market price of our common stock could be subject to wide fluctuations in the future in response to the following events or factors that may vary over time and some of which are beyond our control, including but not limited to:

•	changes in oil and natural gas prices, including in different geographic locations;

•	demand for oil and natural gas;

•	the success of our drilling program;

•	changes in our drilling schedule;

•	adjustments to our reserve estimates and differences between actual and estimated production, revenue and expenditures;

•	competition from other oil and gas companies;

•	costs and liabilities relating to governmental laws and regulations and environmental risks;

•	general market, political and economic conditions;

•	our failure to meet financial analysts’ performance or financing expectations;

•	changes in recommendations by financial analysts; and

•	changes in market valuations of other companies in our industry.
In particular, a significant or extended decline in oil and natural gas prices would have a material adverse effect on our financial position, our results of operations, our access to capital and the quantities of oil and natural gas that we can produce economically.

A failure to close previously announced asset divestitures, a continuation of currently low commodity prices for an extended period of time, and/or an inability to amend our credit facility on acceptable terms, may significantly impact our liquidity.
Liquidity will be of major importance to our industry as companies face lower cash flows from operations and potentially reduced availability of credit under revolving credit agreements as borrowing base re-determinations occur in early 2016. We increased our leverage in 2015 in connection with the Acquisition and then established goals for debt reduction and greater liquidity via asset sales. In total, we targeted $800 million to $1 billion in asset sales. WPX has entered into agreements for the disposition of all of its assets in the Piceance Basin for $910 million and for the sale of gathering assets in the San Juan Basin for $285 million. These divestitures are expected to close in the first or second fiscal quarters of 2016 and will provide proceeds to reduce our debt and/or cash for liquidity. We are currently in discussions with our bank group regarding amendments to our Credit Facility. If the asset divestiture transactions we have entered into were not to close, or if we are unable to amend our Credit Facility on acceptable terms, the resulting adverse impact on our liquidity would be material to our financial condition and results of operations.
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
In addition, legislative and regulatory responses related to GHGs and climate change create the potential for financial risk. Numerous states have announced or adopted programs to stabilize and reduce GHGs, as well as their own reporting requirements. On September 22, 2009, the EPA finalized a GHG reporting rule that requires large sources of GHG emissions to monitor, maintain records on, and annually report their GHG emissions. On November 8, 2010, the EPA also issued GHG monitoring and reporting regulations specifically for oil and natural gas facilities, including onshore and offshore oil and natural gas production facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year-the Greenhouse Gas Reporting Program. The rule requires annual reporting of GHG emissions by regulated facilities to the EPA. We are required to report our GHG emissions to the EPA each year in March under this rule, and the EPA publishes the data on its website. The EPA has also enacted permitting requirements for GHG emissions under the CAA for certain stationary sources and newer modification projects. In March 2014, the White House published the President’s Climate Action Plan Strategy to Reduce Methane Emissions. In August 2015, EPA issued a suite of proposed regulations applicable to the oil and gas sector to decrease methane emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. Increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions.
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
There is inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to the handling of our products as they are gathered, transported, processed and stored, air emissions related to our operations, historical industry operations, and water and waste disposal practices. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including CERCLA, RCRA and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of oil, natural gas and wastes on, under, or from our properties and facilities. Private parties may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. Some sites at which we operate are located near current or former third-party oil and natural gas operations or facilities, and there is a risk that contamination has migrated from those sites to ours. In addition, increasingly strict laws, regulations and enforcement policies could materially increase our compliance costs and the cost of any remediation that may become necessary. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.
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
We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and new capital costs may be incurred to comply with such changes. In addition, new environmental laws and regulations might adversely affect our products and activities, including drilling, processing, storage and transportation, as well as waste management and air emissions. For instance, the Obama administration issued a suite of proposed regulations to cut methane emissions from the oil and gas sector in August 2015 to petroleum-sector methane emissions 40 to 45 percent by 2025 from 2012 levels. EPA issued its proposed rules for new and modified wells in 2015 and seeks to finalize them in 2016. The Interior Department submitted proposed rules to the Office of Management and Budget in the fall of 2015 aimed at reducing methane flaring at wells on federal land; the Department of Energy is to develop new ways to detect and repair methane leaks; the Department of Transportation is to develop new pipeline safety standards that also reduce leaks. In addition, federal and state agencies could impose additional safety requirements, any of which could affect our profitability.
Legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formations in order to stimulate natural gas production. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs. Recently, there has been heightened debate about the hydraulic fracturing process and proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing. If adopted, this legislation could establish an additional level of regulation and permitting at the federal, state or local levels, and could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a multi-year study of the potential environmental impacts of hydraulic fracturing. The EPA published its Draft “Assessment of the Potential Impacts of Hydraulic Fracturing for Oil and Gas on Drinking Water Resources” in June 2015 which was released for public comment that closed at the end of 2015. In August 2015, the EPA published its Final 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from on-shore unconventional oil and gas extraction and to specifically investigate centralized water treatment facilities that accept oil and gas extraction wastewaters. In addition to the EPA study, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board issued a final report on hydraulic fracturing in November 2011, which includes recommendations to address concerns related to hydraulic fracturing and shale gas production, including but not limited to conducting additional field studies on possible methane leakage from shale gas wells to water reservoirs and adopting new rules and enforcement practices to protect drinking and surface waters.
Several states have adopted or considered legislation requiring the disclosure of fracturing fluids and other restrictions on hydraulic fracturing, including states in which we operate (e.g., Colorado, Texas, North Dakota and New Mexico). Certain organizations have prompted ballot initiatives at the local level that are directed at imposing restrictions on hydraulic fracturing, and such ballot initiatives may be attempted on a wider basis in one or more states where we operate. The U.S. Department of the Interior issued its final rules considering disclosure requirements or other mandates for hydraulic fracturing on federal land, which, if adopted, would affect our operations on federal lands. A federal judge issued an injunction staying implementation of the rules in September 2015 pending hearing on the merits. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business as well as delay or prevent the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing.
Our ability to produce gas could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules.
Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations, particularly with respect to our Permian Basin, San Juan Basin and Williston Basin operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The CWA imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The CWA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits issued by the EPA prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. The EPA has also adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. In August 2015, the EPA published its Final 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from onshore unconventional oil and gas extraction and to specifically investigate centralized water treatment facilities that accept oil and gas extraction wastewaters. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.
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
Certain of our properties, including our operations in the Williston Basin and San Juan Basin, are located on Native American tribal lands and are subject to various federal and tribal approvals and regulations, which may increase our costs and delay or prevent our efforts to conduct planned operations.
Various federal agencies within the U.S. Department of the Interior, particularly the Bureau of Indian Affairs, BLM and the Office of Natural Resources Revenue, along with each Native American tribe, promulgate and enforce regulations pertaining to oil and gas operations on Native American tribal lands. These regulations and approval requirements relate to such matters as lease provisions, drilling and production requirements, environmental standards and royalty considerations. In addition, each Native American tribe is a sovereign nation having the right to enforce laws and regulations and to grant approvals independent from federal, state and local statutes and regulations. These tribal laws and regulations include various taxes, fees, requirements to employ Native American tribal members and other conditions that apply to lessees, operators and contractors conducting operations on Native American tribal lands. Lessees and operators conducting operations on tribal lands are generally subject to the Native American tribal court system. In addition, if our relationships with any of the relevant Native American tribes were to deteriorate, we could face significant risks to our ability to continue the projected development of our leases on Native American tribal lands. One or more of these factors may increase our costs of doing business on Native American tribal lands and impact the viability of, or prevent or delay our ability to conduct, our oil or natural gas development and production operations on such lands.
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
President Obama has annually proposed changes to certain federal income tax provisions currently available to oil and gas exploration and production companies. Leadership of the House and Senate have also expressed their desire for tax reform. Domestic energy-related changes generally discussed include, but are not limited to, (i) repeal of the percentage depletion allowance for oil and gas properties; (ii) elimination of the ability to fully deduct intangible drilling and development costs in the year incurred; (iii) repeal of the manufacturing deduction for certain U.S. production activities; and (iv) extension of the amortization period for certain geological and geophysical expenditures. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. Changes to federal tax deductions, as well as any changes to or the imposition of new state or local taxes (including production, severance, or similar taxes) could negatively affect our financial condition and results of operations.
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
We believe that the Acquisition will be beneficial to us. Achieving the targeted benefits of the Acquisition will depend in part upon whether we can integrate RKI’s businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The successful acquisition of producing properties, including those acquired from RKI, requires an assessment of several factors, including:

•	recoverable reserves;

•	future oil and natural gas prices and their appropriate differentials;

•	availability and cost of transportation of production to markets;

•	availability and cost of drilling equipment and of skilled personnel;

•	development and operating costs and potential environmental and other liabilities; and

•	regulatory, permitting and similar matters.
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
Our assets and the assets of our customers and others may be targets of terrorist activities that could disrupt our business or cause significant harm to our operations, such as full or partial disruption to the ability to produce, process, transport or distribute oil, natural gas, or NGLs. Acts of terrorism as well as events occurring in response to or in connection with acts of terrorism could cause environmental repercussions that could result in a significant decrease in revenues or significant reconstruction or remediation costs.
We entered into a number of agreements with The Williams Companies, Inc. ("Williams") prior to our separation or "spin-off" from that company on December 31, 2011. Our agreements with Williams require us to assume the past, present, and future liabilities related to our business and may be less favorable to us than if they had been negotiated with unaffiliated third parties.
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
We continue to be subject to a tax-sharing agreement with Williams.
Prior to our spin-off from Williams on December 31, 2011, Williams received an opinion of its outside tax advisor as well as a private letter ruling from the IRS holding that the spin-off will not result in the recognition, for federal income tax purposes, of income, gain or loss to Williams and Williams’ stockholders. Under the tax sharing agreement with Williams that we executed as part of the spin-off, we are required to indemnify Williams against tax-related liabilities that may be incurred by Williams relating to the spin-off, to the extent caused by a breach of any representations or covenants we made with respect to the spin-off and relied upon in the tax opinion or private letter ruling. The IRS is currently auditing Williams’ 2011 consolidated federal income tax return that includes the spin-off.
For any tax periods ending on or before the spin-off, we and our U.S. subsidiaries were included in Williams’ consolidated group for federal income tax purposes. Under the tax sharing agreement with Williams, for each period in which we were consolidated with Williams for purposes of any tax return, a pro forma tax return was prepared for us as if we filed our own consolidated return. 2011 is the only open federal tax period for which we are still subject to the tax sharing agreement with Williams. For any adjustments to the 2011 pro forma tax return we will reimburse Williams for any additional taxes shown on the pro forma tax return, and Williams will reimburse us for reductions in the taxes shown on the pro forma tax return. We also have deferred tax assets that Williams was required to allocate to us by the Internal Revenue Code that could decrease or increase due to adjustments that change those allocations, whether or not related to our business. Williams effectively controls all tax decisions in connection with their 2011 consolidated income tax return. Thus Williams will be able to choose whether to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Williams and detrimental to us.
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
Section 203 of the DGCL and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include the following:

•	restrictions on business combinations for a three-year period with a stockholder who becomes the beneficial owner of more than 15 percent of our common stock;

•	restrictions on the ability of our stockholders to remove directors; and

•	supermajority voting requirements for stockholders to amend our organizational documents.
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
See Item 8—Financial Statements and Supplementary Data—Note 10 of our Notes to Consolidated Financial Statements for the information that is called for by this item.

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

	Years Ended December 31,
	2015		2014
	High	Low	High	Low
Common Stock:
Fourth quarter	$9.20	$5.03	$24.42	$10.01
Third quarter	$12.39	$5.24	$26.79	$20.05
Second quarter	$14.65	$10.95	$24.35	$17.97
First quarter	$13.55	$10.04	$20.55	$16.80
At February 24, 2016, there were 7,671 holders of record of our common stock.
We have not paid or declared any cash dividends on our common stock. Any decision as to future payment of dividends is subject to the discretion of our Board of Directors.
Stockholder Return Performance Presentation
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the United States Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, except to the extent that WPX specifically requests that such information be treated as “soliciting material” or specifically incorporates such information by reference into such a filing.
The performance graph below compares the cumulative four-year total return to stockholders on WPX's common stock as compared to the cumulative four-year total returns on the Standard and Poor's Midcap 400 Index (“MID”), the NYSE ARCA Natural Gas Index (“XNG”) and the SIG Oil Exploration and Production Index (“EPX”).  The comparison assumed a $100 investment was made in WPX's stock, the MID Index, the XNG Index and the EPX index as of December 31, 2011. WPX's common stock began trading on the NYSE on December 12, 2011.

	As of December 31,
Total Return Analysis data:	2011	2012	2013	2014	2015
WPX	$100.00	$82.21	$112.60	$64.25	$31.71
MID	$100.00	$116.07	$152.71	$165.21	$159.08
XNG	$100.00	$102.19	$128.45	$114.34	$68.40
EPX	$100.00	$88.48	$111.10	$79.06	$43.02

Item 6.	Selected Financial Data
The following financial data at December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, 2014 and 2013 should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records.
The financial information for 2011 may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during 2011. Accordingly, our results for 2011 should not be relied upon as an indicator of our future performance.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of operations data:	(Millions, except per share amounts)
Revenues	$1,888	$3,493	$2,431	$2,900	$3,531
Income (loss) from continuing operations(a)	$(1,639)	$129	$(1,104)	$(174)	$106
Income (loss) from discontinued operations(b)	(87)	42	(87)	(37)	(398)
Net income (loss)	(1,726)	171	(1,191)	(211)	(292)
Less: Net income attributable to noncontrolling interests	1	7	(6)	12	10
Net income (loss) attributable to WPX Energy, Inc.	$(1,727)	$164	$(1,185)	$(223)	$(302)
Less: Dividends on preferred stock	9	—	—	—	—
Net income (loss) attributable to WPX Energy, Inc. common stockholders	(1,736)	164	(1,185)	(223)	(302)
Amounts attributable to WPX Energy, Inc.:
Income (loss) from continuing operations	$(1,648)	$129	$(1,092)	$(174)	$106
Income (loss) from discontinued operations	$(88)	$35	$(93)	$(49)	$(408)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	(7.04)	0.63	(5.45)	(0.87)	0.54
Income (loss) from discontinued operations	(0.38)	0.18	(0.46)	(0.25)	(2.07)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(7.04)	0.62	(5.45)	(0.87)	0.54
Income (loss) from discontinued operations	(0.38)	0.18	(0.46)	(0.25)	(2.07)

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data:	(Millions)
Long-term debt(c)	$3,189	$2,260	$1,895	$1,483	$1,480
Total assets	$8,350	$8,778	$8,413	$9,438	$10,411
Total stockholder's equity	$3,535	$4,319	$4,109	$5,268	$5,678
Total equity, including noncontrolling interests	$3,535	$4,428	$4,210	$5,371	$5,759
 __________

(a)	Income (loss) from continuing operations includes significant pre-tax items comprised of the following:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Millions)
Impairment of producing properties and costs of acquired unproved reserves	$2,308	$20	$860	$123	$—
Impairment of unproved leasehold property	$26	$41	$317	$—	$—
Impairment of equity method investment	$—	$—	$20	$—	$—
Impairment of exploratory area well costs and dry hole costs	$24	$88	$3	$1	$61
Net (gain) loss on sales of assets	$(349)	$196	$—	$—	$—

See Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairments and asset sales in 2015, 2014 and 2013.

(b)
Income (loss) from discontinued operations includes the results of Apco Oil and Gas International Inc., holdings in the Powder River Basin and holdings in the Barnett Shale and Arkoma Basin. Significant components included in income (loss) from discontinued operations are comprised of the following:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Millions)
Powder River pre-tax impairments	$16	$45	$192	$102	$367
Barnett Shale pre-tax impairment	$—	$—	$—	$—	$180
Net pre-tax gain on divestments	$(26)	$—	$—	$(38)	$—
Powder River gain on sale of deep rights leasehold	$—	$—	$(36)	$—	$—

See Note 3 of of Notes to Consolidated Financial Statements for further discussion of discontinued operations in 2015, 2014 and 2013.

(c)
The balance sheet data includes the retrospective application of ASU 2015-03 and ASU 2015-15, Simplifying the Presentation of Debt Issuance Costs. The adoption of this standard resulted in the reclassification of unamortized debt issuance costs related to the Company's senior unsecured notes from “Other noncurrent assets” to “Long-term debt” within its consolidated balance sheets. See Note 1 of Notes to Consolidated Financial Statements for further discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and Basis of Presentation
We are an independent oil and natural gas exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting, developing and growing our oil positions in the Williston Basin in North Dakota and the Permian and San Juan Basins in the southwestern United States. Our other areas of operations include natural gas plays in the Piceance Basin of the Rocky Mountain region and the San Juan Basin. Until January 2015, we had significant operations in the Appalachian Basin in Pennsylvania.
On August 17, 2015, we completed the acquisition of privately-held RKI Exploration & Production, LLC (“RKI”) (the “Acquisition”) expanding our operations into the Permian Basin in New Mexico and Texas. See Note 2 of Notes to Consolidated Financial Statements for a further discussion regarding the Acquisition.
On February 9, 2016, we signed an agreement to sell our wholly owned subsidiary WPX Energy Rocky Mountain LLC, to Terra Energy Partners LLC (“Terra”), for $910 million. WPX Energy Rocky Mountain LLC holds our Piceance Basin operations. The agreement requires Terra to assume approximately $100 million in transportation obligations held by our marketing company. Additionally, Terra will be assigned a portion of WPX’s natural gas derivatives with a fair value of $82 million as of December 31, 2015. The parties expect to close the sale in the second quarter of 2016 (see Note 16 of Notes to Consolidated Financial Statements).
In conjunction with our exploration and development activities, we engage in sales and marketing activities that include the sale of our oil, natural gas and NGL production, along with third-party purchases and sales of oil and natural gas, which include oil and natural gas purchased from working interest owners in operated wells and other area third-party producers. Our sales and marketing activities also include the management of various natural gas related contracts such as transportation, storage and related price risk management activities. Revenues associated with the sale of our production are recorded in product revenues. The revenues and expenses related to other marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses.
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
See Note 3 of Notes to Consolidated Financial Statements for further discussion of our discontinued operations. Unless indicated otherwise, the following discussion relates to continuing operations.

Overview
The following table presents our production volumes and financial highlights for 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Production Sales Volume Data(a):
Oil (MBbls)	13,010	9,244	5,919
Natural gas (MMcf)	247,389	280,386	295,934
NGLs (MBbls)	7,289	6,250	7,415
Combined equivalent volumes (Mboe)(b)(c)	61,530	62,225	62,657
Combined equivalent volumes (MMcfe)(b)(c)	369,181	373,352	375,940
Production Sales Volume Per Day(a):
Oil (MBbls/d)	35.6	25.3	16.2
Natural Gas (MMcf/d)	678	768	811
NGL (MBbls/d)	20.0	17.1	20.3
Combined equivalent volumes (Mboe/d)(c)	168.6	170.5	171.7
Combined equivalent volumes (MMcfe/d)(c)	1,011	1,023	1,030
Financial Data (millions):
Total revenues	$1,888	$3,493	$2,431
Operating income (loss)	$(2,300)	$326	$(1,601)
Cash capital expenditures(d)	$(1,124)	$(1,807)	$(1,154)
Cash expenditure activity(d)	$(865)	$(1,934)	$(1,207)
 __________

(a)	Excludes production from our discontinued operations.

(b)	Mboe and MMcfe are converted using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.

(c)	Production volumes associated with our Piceance Basin are presented below:

	Years Ended December 31,
	2015	2014	2013
Production Sales Volume Data:
Combined equivalent volumes (Mboe)	35,608	40,337	44,206
Combined equivalent volumes (MMcfe)	213,646	242,023	265,233
Production Sales Volume Per Day:
Combined equivalent volumes (Mboe/d)	97.6	110.5	121.1
Combined equivalent volumes (MMcfe/d)	585	663	727

(d)
Includes capital expenditures related to discontinued operations of $18 million, $96 million and $46 million for the years ended December 31, 2015, 2014 and 2013, respectively, and excludes capital expenditures related to acquisitions.

Our 2015 operating results were $2.6 billion unfavorable compared to 2014. The primary unfavorable impacts include a $2.3 billion impairment of our Piceance Basin properties (see Note 5 of Notes to Consolidated Financial Statements), $758 million lower production revenues and $130 million higher depreciation, depletion and amortization expense. Favorable impacts to operating results include $349 million net gain on sales of assets in 2015 (see Note 5 of Notes to Consolidated Financial Statements) while 2014 included a $196 million loss on the sale of a portion of our working interests in the Piceance Basin and $143 million in total from lower operating expenses, including lease and facility operating, gathering, processing and transportation, operating taxes and general and administrative expenses for 2015 compared to 2014.
Our 2014 operating results were $1.9 billion favorable compared to 2013. Favorable impacts include a $558 million favorable change in derivatives not designated as hedges, a $250 million decrease in exploration expenses (including exploratory well costs and unproved leasehold impairments), $190 million higher oil and condensate sales and $106 million higher natural gas sales. Additionally, impairments of proved producing properties were $20 million in 2014 as compared to impairments of proved producing properties and capitalized cost of acquired unproved reserves of $860 million in 2013 (see Note 5 of Notes to Consolidated Financial Statements).

Outlook
While the significant declines in commodity prices are challenging to the oil and gas industry as evidenced by the further reduction in capital plans among our peers, reductions in workforces across the industry and the concerns about liquidity, we are committed to our long-term strategy. In late 2014, we communicated our long term strategy to simplify our geographic focus and expand returns, margins and cash flow (on a per unit basis) over the next five years. However, we must remain flexible to adjust to market conditions. At the time of that communication, commodity prices were significantly higher than current commodity prices. This decrease in the commodity prices challenges our goals of returns, margins and cash flows in the next five years, however, we remain laser focused on addressing the things that are within our control that will contribute to these measures and the sustainability of this company. Since 2014, we have made the necessary moves that we believe put us in a position to realize our long term goals as prices recover and sustain us through the lowest oil prices in over a decade. During 2015, we made significant progress toward simplifying our geographic focus with the completion of the sales of our international interests in Argentina and Colombia, a significant portion of our Appalachian Basin operations and our Powder River Basin properties. As we narrowed our geographic focus, we remained aware of opportunities that could arise because of the market conditions in 2015 that would be complementary to our portfolio. As such, we acquired privately-held RKI Exploration & Production, LLC in August 2015 which provided an entry into the Permian-Delaware Basin, a significant resource play with multiple horizons of hydrocarbons in place. The asset scale and concentrated acreage position will allow for efficient, low-cost development activities over a number of years that will provide additional optionality to our portfolio and a more balanced commodity mix. A substantial portion of our future capital spending will be allocated to the Permian-Delaware Basin where expected returns are attractive compared to our other assets.
As we continue our transformation, we have the opportunity to improve our cost structure and ensure that our organization is in alignment with our growth objectives. Throughout 2015, we reduced costs through reduced drilling times, efficient use of pad design and completion activities, and worked with our vendors to lower costs on goods and services. During the first and second quarters of 2015, we reduced our then company-wide workforce by approximately 8 percent and consolidated most of our regional office staff in Denver, Colorado, with personnel at the Company's headquarters in Tulsa, Oklahoma. As a result of the Acquisition, we added to our general and administrative costs, however, we expect these costs to reduce over time as we integrate the operations and the RKI corporate office in Oklahoma City. In February 2016, we announced our plans to close the Oklahoma City office by mid-year 2016. Also our sale of the Piceance Basin will necessitate further reductions to our cost structure. We will continue to further align our organizational size to achieve an optimal workforce conducive to the current pricing environment and future growth.
As we have made steps towards our long term strategy, we must also address the near term challenges to WPX and the industry in 2016 and 2017. Lower commodity prices will impact the overall industry’s 2016 capital plans and revolver availability and liquidity. For WPX, the lower market prices will be partially mitigated as approximately three-fourths of our 2016 anticipated oil volumes are hedged well above current prices. The company now has 29,380 barrels of oil per day hedged at $60.85 per barrel in 2016. For 2017, WPX has 15,544 Bbl per day of oil hedged at $54.24 per barrel.
Liquidity will also be of major importance to the industry as many companies face lower cash flows from operations and potentially lower availability under revolving credit agreements as borrowing base re-determinations occur in early 2016. Because of the Acquisition in 2015, we increased our leverage in 2015 but we established goals of debt reduction via asset sales. In total, we targeted $800 million to $1 billion in asset sales. For 2015, we targeted $400 million to $500 million of asset sales which was exceeded with the Powder River divestiture, the sale of the gathering assets in the Williston Basin and the signing of the sale of gathering assets in the San Juan Basin. In 2016, WPX has signed an agreement for the disposition of all of its assets in the Piceance Basin for $910 million. These targeted divestitures will provide proceeds to reduce our debt and/or provide cash for liquidity. Through the date of this filing, we have reduced our long-term debt (excluding amounts outstanding under our Credit Agreement) by repurchasing approximately $96 million in notes - or 24 percent - of a $400 million maturity due in early 2017 at an overall discount to par. Approximately $45 million of the $96 million had been repurchased as of December 31, 2015. Aside from the revolver, which matures in the October of 2019, the company’s next debt maturity does not occur until 2020. See “Management's Discussion and Analysis of Financial Condition and Liquidity.”
In 2016, we will continue to focus on lowering costs through reduced drilling times, efficient use of pad design and completion activities, and working with our vendors to lower costs on goods and services. We will continue to challenge the level of our general and administrative costs.
Our 2016 drilling and completion capital program is expected to range from $350 million to $450 million. For the full-year 2016, we expect to spend $175 million to $225 million in the Permian Basin while running an average of 3 rigs to develop our acreage. We expect to spend $100 million to $125 million in the Williston Basin and deploy one rig. We expect to spend $75 million to $90 million in the San Juan Basin, primarily in the Gallup Sandstone with one rig.

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

•	continuing to pursue cost improvements and efficiency gains;

•	employing new technology and operating methods;

•	continuing to invest in projects to assess resources and add new development opportunities to our portfolio;

•	retaining the flexibility to make adjustments to our planned levels and allocation of capital investment expenditures in response to changes in economic conditions or business opportunities; and

•	continuing to maintain an active economic hedging program around our commodity price risks.
Potential risks or obstacles that could impact the execution of our plan include:

•	lower than anticipated energy commodity prices;

•	unavailability of capital either under our revolver or access to the markets;

•	lower than expected results from acquisitions;

•	higher capital costs of developing our properties;

•	lower than expected levels of cash flow from operations;

•	lower than expected proceeds from asset sales;

•	counterparty credit and performance risk;

•	general economic, financial markets or industry downturn;

•	changes in the political and regulatory environments;

•	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment supplies, skilled labor or transportation; and

•	decreased drilling success.
With the exception of potential impairments, we continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. If impairments were required, the charges could be significant and may impact our financial ratios within our Credit Agreement covenants. The net book value of our predominantly oil proved properties is $3.9 billion and the net book value of our predominantly natural gas proved properties is $1.2 billion (including the Piceance Basin). In addition, the net book value associated with unproved leasehold is approximately $2.3 billion and is primarily associated with our Permian Basin properties. See our discussion of impairment of long-lived assets in our critical accounting estimates discussion later in this section.
Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing gas and oil properties, we enter into derivative contracts for a portion of our future production (see Note 15 of Notes to Consolidated Financial Statements). We chose not to designate our derivative contracts associated with our future production as cash flow hedges for accounting purposes. We have the following contracts as of February 24, 2016, shown at weighted average volumes and basin-level weighted average prices:

Crude Oil	2016		2017
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed-price—WTI	29,380	$60.85	15,544	$54.24
Swaptions—WTI	1,257	$57.15	3,264	$51.22
Fixed Price Calls— WTI	1,243	$55.75	2,000	$57.10
Basis Swaps— Midland-Cushing	5,000	$(0.45)	—	$—

Natural Gas	2016		2017
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed-price—Henry Hub	412	$3.63	93	$3.22
Swaptions—Henry Hub	—	$—	65	$4.19
Fixed Price Calls—Henry Hub	—	$—	16	$4.50
Basis swaps—NGPL	5	$(0.23)	—	$—
Basis swaps—San Juan	100	$(0.18)	33	$(0.16)
Basis swaps—Rockies	163	$(0.21)	50	$(0.21)
Basis swaps—SoCal	45	$(0.01)	10	$—
Basis swaps—Permian	33	$(0.17)	—	$—
As part of the agreement to sell our Piceance Basin operations to Terra Energy Partners LLC, WPX will novate fixed price Henry Hub swaps totaling 265 BBtu per day in April-December 2016 at a weighted average price of $3.463 per MMBtu. WPX will also novate all 2017 fixed price Henry Hub swaps noted in the table above. In addition to the hedges in the table above, WPX Rocky Mountain, LLC has executed fixed price Henry Hub swaps in 2016 totaling 279,267 BBtu from April 2016 through 2020 at a weighted average price of $2.77 per MMBtu. These hedges are also expected to be assigned to the buyer at close of the Piceance sale.

Results of Operations
Operations of our company include oil, natural gas and NGL development, production and gas management activities primarily located in Colorado, New Mexico, North Dakota and Texas. Our development and production techniques specialize in production from tight-sands and shale formations primarily in the Permian, Williston, San Juan and Piceance Basins. Associated with our commodity production are sales and marketing activities, referred to as gas management activities, that include the management of various commodity contracts such as transportation, storage and related derivatives coupled with the sale of our commodity volumes.
2015 vs. 2014
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2015	2014
	(Millions)
Revenues:
Oil and condensate sales	$514	$724	$(210)	(29)%
Natural gas sales	563	1,002	(439)	(44)%
Natural gas liquid sales	96	205	(109)	(53)%
Total product revenues	1,173	1,931	(758)	(39)%
Gas management	288	1,120	(832)	(74)%
Net gain (loss) on derivatives not designated as hedges	418	434	(16)	(4)%
Other	9	8	1	13%
Total revenues	$1,888	$3,493	$(1,605)	(46)%

Significant variances in the respective line items of revenues are comprised of the following:

•
$210 million decrease in oil and condensate sales reflects $504 million related to lower sales prices partially offset by a $294 million increase related to increased sales volumes for 2015 compared to 2014. The increase in production sales volumes primarily relates to Permian Basin volumes since the Acquisition and continued development drilling in the Williston Basin and Gallup Sandstone in the San Juan Basin. In the Williston and San Juan Basins, volumes were 21.8 Mbbls per day and 8.9 Mbbls per day, respectively for 2015 compared to 19.5 Mbbls per day and 3.9 Mbbls per day, respectively, for 2014. Volumes in the Permian Basin since the Acquisition date were 9.2 Mbbls per day. The following table reflects oil and condensate production prices and volumes for 2015 and 2014.

	Years ended December 31,
	2015	2014

Oil sales (per barrel)	$39.55	$78.32
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	29.94	2.01
Oil net price including all derivative settlements (per barrel)	$69.49	$80.33

Oil and condensate production sales volumes (Mbbls)	13,010	9,244
Per day oil and condensate production sales volumes (Mbbls/d)	35.6	25.3
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$439 million decrease in natural gas sales is primarily due to $321 million related to lower sales prices and $118 million related to lower production sales volumes for 2015 compared to 2014. The decrease in our production sales volumes is due in part to the impact of the sales of Appalachian Basin assets in the first quarter of 2015 and a portion of our working interests in the Piceance Basin during second-quarter 2014 (see Note 5 of Notes to Consolidated Financial Statements). Natural gas production from the Piceance Basin represents approximately 73 percent of our total natural gas production. The following table reflects natural gas production prices and volumes for 2015 and 2014.

	Years ended December 31,
	2015	2014

Natural gas sales (per Mcf)	$2.27	$3.57
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	1.05	(0.10)
Natural gas net price including all derivative settlements (per Mcf)	$3.32	$3.47

Natural gas production sales volumes (MMcf)	247,389	280,386
Per day natural gas production sales volumes (MMcf/d)	678	768
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.

•
$109 million decrease in natural gas liquids sales is primarily due to $143 million related to lower NGL sales prices partially offset by $34 million higher production sales volumes for 2015 compared to 2014. The following table reflects NGL production prices and volumes for 2015 and 2014.

	Years ended December 31,
	2015	2014

NGL sales (per barrel)	$13.23	$32.79
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	—	1.12
NGL net price including all derivative settlements (per barrel)	$13.23	$33.91

NGL production sales volumes (Mbbls)	7,289	6,250
Per day NGL production sales volumes (Mbbls/d)	20.0	17.1
__________
(a) Included in net gain (loss) on derivatives not designated as hedges on the Consolidated Statements of Operations.
The following table summarizes the composition of the Piceance NGL barrel for 2015 and 2014.

	Years ended December 31,
	2015		2014
	% of barrel	$/gallon	% of barrel	$/gallon

Ethane	32%	$0.20	29%	$0.28
Propane	32%	$0.46	33%	$1.05
Iso-Butane	9%	$0.62	10%	$1.25
Normal Butane	8%	$0.61	8%	$1.22
Natural Gasoline	19%	$1.08	20%	$1.99

•
$832 million decrease in gas management revenues primarily due to lower average prices on physical natural gas sales as well as lower natural gas sales volumes. The decrease in volumes primarily relates to the sale of a package of marketing contracts in the second quarter of 2015 and release of certain related firm transportation capacity in the first and second quarters of 2015 (see Note 5 of Notes to Consolidated Financial Statements). The decrease in the sales price was greater than the decrease in the purchase price as reflected in the $725 million decrease in related gas management costs and expenses, discussed below.

•
$16 million unfavorable change in net gain (loss) on derivatives not designated as hedges primarily reflects a $77 million unfavorable change on derivatives related to our production partially offset by a $61 million favorable change on derivatives related to gas management. Settlements of our derivatives in 2015 totaled $650 million. We have a net derivative asset of $426 million as of December 31, 2015 of which approximately $363 million relates to 2016 production. As part of the anticipated closing of the Piceance divestiture, approximately $82 million of our net derivative assets as of December 31, 2015 will be assigned to the buyer.

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2015	2014
	(Millions)
Costs and expenses:
Lease and facility operating	$220	$244	$24	10%
Gathering, processing and transportation	282	328	46	14%
Taxes other than income	75	126	51	40%
Gas management, including charges for unutilized pipeline capacity	262	987	725	73%
Exploration	111	173	62	36%
Depreciation, depletion and amortization	940	810	(130)	(16)%
Impairment of producing properties and costs of acquired unproved reserves	2,308	20	(2,288)	NM
Net (gain) loss on sales of assets	(349)	196	545	NM
General and administrative	249	271	22	8%
Acquisition costs	23	—	(23)	NM
Other—net	67	12	(55)	NM
Total costs and expenses	$4,188	$3,167	$(1,021)	(32)%
Operating income (loss)	$(2,300)	$326	$(2,626)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant components on our costs and expenses are comprised of the following:

•
$24 million decrease in lease and facility operating expenses primarily relates to lower natural gas volumes due to the sales of a portion of our Appalachian Basin assets in the first quarter of 2015 and a portion of our working interests in the Piceance Basin during the second-quarter 2014, as well as cost reduction efforts across our basins. This decrease is partially offset by higher oil production volumes and approximately $25 million related to the Permian Basin since the Acquisition date. Lease and facility operating expense in 2015 averaged $3.58 per Boe compared to $3.92 per Boe during 2014.

•
$46 million decrease in gathering, processing and transportation expenses primarily relates to lower natural gas volumes. Additionally, during 2014, we recognized approximately $5 million related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company. Also included in gathering, processing and transportation expenses are $8 million and $13 million in 2015 and 2014, respectively, of excess gathering capacity expense. Gathering, processing and transportation charges averaged $4.59 per Boe for 2015 and $5.28 per Boe for 2014. Due to the recently completed sale of our Williston Basin gathering system and the expected sale of our San Juan Basin gathering system, we expect gathering, processing and transportation expenses to increase in future periods.

•
$51 million decrease in taxes other than income primarily relates to lower commodity prices and decreased natural gas production volumes, partially offset by higher oil production volumes. Our taxes other than income averaged $1.23 per Boe for 2015 compared to an average of $2.02 per Boe for 2014.

•
$725 million decrease in gas management expenses, primarily due to lower average prices on physical natural gas cost of sales as well as lower commodity purchase volumes, as previously discussed. Additionally in 2014, we recognized a loss of approximately $14 million on the release of future storage capacity commitments and approximately $4 million loss on the sale of related natural gas in storage partially offset by $11 million related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company. Also included in gas management expenses are $38 million and $57 million in 2015 and 2014, respectively, for unutilized pipeline capacity. Unutilized pipeline capacity expenses will be less in the future as a result of the charge included in discontinued operations (see Note 3 of Notes to Consolidated Financial Statements); however, we will continue to have cash outflows associated with these contracts. Similar charges related to transportation obligations are likely upon the closing of the sale of our Piceance Basin properties.

•
$62 million decrease in exploration expenses primarily relates to the absence of a $67 million impairment of well costs related to our Niobrara Shale in the Piceance Basin. Impairments of exploratory area leasehold and well costs in non-core exploratory plays for which management no longer intends to continue exploratory activities were similar in 2015 and 2014 (see Note 5 of Notes to Consolidated Financial Statements).

•
$130 million increase in depreciation, depletion and amortization expenses primarily due to a higher rate, higher oil production volumes and approximately $39 million related to the Permian Basin. The higher rate is due in part to the fact that we have adjusted the proved reserves used for the calculation of depletion and amortization to reflect the impact of a decrease in the 12-month average price resulting in a $71 million addition to depreciation, depletion and amortization in 2015. Further decreases in the 12-month average price may result in additional increases in our depreciation, depletion and amortization expense. During 2015, our depreciation, depletion and amortization averaged $15.27 per Boe compared to an average $13.02 per Boe in 2014.

•	$2,308 million of property impairments in 2015 compared to $20 million in 2014 (see Note 5 of Notes to Consolidated Financial Statements).

•
$349 million net (gain) loss on sales of assets in 2015 primarily reflects $209 million from the sale of a package of marketing contracts and release of certain firm transportation capacity in the second quarter of 2015, $70 million from the sale of a North Dakota gathering system in the fourth quarter of 2015 and $69 million from the sale of a portion of our Appalachian Basin assets in the first quarter of 2015. Net (gain) loss on sales of assets in 2014 reflects a $196 million loss on the sale of a portion of our working interests in certain Piceance Basin wells (see Note 5 of Notes to Consolidated Financial Statements).

•
$22 million decrease in general and administrative expenses is primarily due to reduced employee and related costs as a result of headcount reductions and the absence of $10 million of costs associated with an early exit program offered in 2014 partially offset by approximately $15 million of severance and relocation costs associated with the workforce reduction and office consolidation announced during the first quarter of 2015. General and administrative expenses averaged $4.05 per Boe for 2015 compared to $4.35 per Boe for 2014. Excluding the severance and relocation costs in 2015 and the costs of the early exit program in 2014, general and administrative expenses would have averaged $3.80 per Boe for 2015 and $4.19 per Boe for 2014.

•	$23 million of acquisition costs in 2015 related to the Acquisition (See Note 2 of Notes to Consolidated Financial Statements).

•
$55 million increase in other expenses primarily relates to a $22 million charge associated with a contract termination in the first quarter of 2015 and a $23 million charge associated with gathering obligations in an area of the Appalachian Basin where we plugged and abandoned our remaining wells in the fourth quarter of 2015 (see Note 5 of Notes to Consolidated Financial Statements).

Results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2015	2014
	(Millions)
Operating income (loss)	$(2,300)	$326	$(2,626)	NM
Interest expense	(187)	(123)	(64)	(52)%
Loss on extinguishment of acquired debt	(65)	—	(65)	NM
Investment income and other	(2)	1	(3)	NM
Income (loss) from continuing operations before income taxes	(2,554)	204	(2,758)	NM
Provision (benefit) for income taxes	(915)	75	990	NM
Income (loss) from continuing operations	(1,639)	129	(1,768)	NM
Income (loss) from discontinued operations	(87)	42	(129)	NM
Net income (loss)	(1,726)	171	(1,897)	NM
Less: Net income (loss) attributable to noncontrolling interests	1	7	(6)	(86)%
Net income (loss) attributable to WPX Energy, Inc.	$(1,727)	$164	$(1,891)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to $35 million associated with the notes issued in the third quarter of 2015 and $16 million of fees associated with acquisition bridge financing arrangements related to the Acquisition. No borrowings were made under the acquisition bridge financing arrangements (see Note 2 of Notes to Consolidated Financial Statements).
The loss on extinguishment of acquired debt, including a make whole premium, relates to the satisfaction and discharge of RKI's senior notes at the time of the closing of the Acquisition (see Note 2 of Notes to Consolidated Financial Statements).
The provision (benefit) for income taxes changed favorably due to a loss from continuing operations before income taxes in 2015 compared to income from continuing operations before income taxes in 2014. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The change in income (loss) from discontinued operations was primarily due to the completion of the sale of Apco in first-quarter 2015, a $15 million loss on the sale of the Powder River Basin and $187 million of expense recorded upon the exit of the Powder River Basin related to obligations under pipeline capacity, gathering and treating agreements, partially offset by $13 million received from the settlement of the escrow from a previous sales contract for the Powder River Basin assets for 2015 (see Note 3 of Notes to Consolidated Financial Statements).

2014 vs. 2013
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Revenues:
Oil and condensate sales	$724	$534	$190	36%
Natural gas sales	1,002	896	106	12%
Natural gas liquid sales	205	228	(23)	(10)%
Total product revenues	1,931	1,658	273	16%
Gas management	1,120	891	229	26%
Net gain (loss) on derivatives not designated as hedges	434	(124)	558	NM
Other	8	6	2	33%
Total revenues	$3,493	$2,431	$1,062	44%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:

•
$190 million increase in oil and condensate sales reflects a $300 million increase related to production sales volumes for 2014 compared to 2013 partially offset by a $110 million decrease related to lower sales prices. The increase in production sales volumes primarily relates to continued development drilling in the Williston Basin where the volumes were 19.5 Mbbls per day for 2014 compared to 13.2 Mbbls per day for 2013. The San Juan Basin also had production of 3.9 Mbbls per day for 2014 related to the Gallup Sandstone development. The following table reflects oil and condensate production prices and volumes for 2014 and 2013.

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

•
$106 million increase in natural gas sales primarily reflects $157 million related to higher natural gas prices partially offset by a $47 million decrease related to lower production sales volumes for 2014 compared to 2013. The decrease in our production sales volumes is primarily due to the impact of the sale of a portion of our working interests to Legacy during second-quarter 2014 (see Note 5 of Notes to Consolidated Financial Statements). Natural gas production from the Piceance Basin represents approximately 73 percent of our total domestic natural gas production. The following table reflects natural gas production prices and volumes for 2014 and 2013.

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

•
$23 million decrease in natural gas liquids sales reflects decreased production sales volumes despite a higher price per barrel for 2014 compared to 2013. The increased average barrel price for natural gas liquids partially reflects a change in the composition of the barrel, as noted in the table below, due to lower ethane recovery rates. The following table reflects natural gas liquid production prices and volumes for 2014 and 2013.

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
The following table summarizes the composition of the Piceance NGL barrel for 2014 and 2013.

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

•
$558 million favorable change in net gain (loss) on derivatives not designated as hedges primarily reflects a $565 million favorable change in unrealized gains (losses) on derivatives related to production, primarily natural gas and crude, and $100 million favorable change in the unrealized portion of gas management derivatives. Our net derivative assets as of December 31, 2014 were $494 million. The favorable changes are partially offset by a $120 million of realized losses in 2014 on gas management derivatives.

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Costs and expenses:
Lease and facility operating	$244	$227	$(17)	(7)%
Gathering, processing and transportation	328	350	22	6%
Taxes other than income	126	102	(24)	(24)%
Gas management, including charges for unutilized pipeline capacity	987	931	(56)	(6)%
Exploration	173	423	250	59%
Depreciation, depletion and amortization	810	858	48	6%
Impairment of producing properties and costs of acquired unproved reserves	20	860	840	98%
Loss on sale of working interests in the Piceance Basin	196	—	(196)	NM
General and administrative	271	269	(2)	(1)%
Other—net	12	12	—	—%
Total costs and expenses	$3,167	$4,032	$865	21%
Operating income (loss)	$326	$(1,601)	$1,927	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant components on our costs and expenses are comprised of the following:

•
$17 million increase in lease and facility operating expenses primarily relates to the impact of increased oil production in the Williston and San Juan Basins in relation to our overall portfolio. Lease and facility operating expense in 2014 averaged $3.92 per Boe compared to $3.63 per Boe during 2013.

•
$22 million decrease in gathering, processing and transportation expenses primarily related to lower natural gas and NGL volumes and approximately $5 million recognized during 2014 related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company. Also included in gathering, processing and transportation expenses are $13 million and $12 million in 2014 and 2013, respectively, of excess gathering capacity expense. Gathering, processing and transportation charges averaged $5.28 per Boe for 2014 and $5.60 per Boe for 2013. Excluding the impact of the refund, the gathering, processing and transportation expenses would have averaged $5.35 per Boe for 2014.

•
$24 million increase in taxes other than income primarily relates to increased oil production volumes and higher natural gas prices. Our taxes other than income averaged $2.02 per Boe for 2014 compared to an average of $1.63 per Boe for 2013.

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

•
$250 million decrease in exploration expenses primarily reflects lower unproved leasehold impairment, amortization and expiration expenses in 2014 compared to 2013. The unproved leasehold impairment in 2014 includes $41 million of impairments for unproved leasehold costs in exploratory areas where we no longer intend to continue exploration activities, while 2013 includes a $317 million impairment to fair value of leasehold in the Appalachian Basin. The decrease in unproved leasehold impairment, amortization and expiration expenses was partially offset by a $67 million impairment related to our Niobrara Shale in the Piceance Basin and $16 million of impairments in other exploratory areas where management has determined to cease exploratory activities (see Note 5 of Notes to Consolidated Financial Statements).

•
$48 million decrease in depreciation, depletion and amortization expenses primarily due to the previously discussed lower natural gas production volumes and the impact of impairments taken in 2013 in the Appalachian Basin partially offset by the increase in oil production. During 2014, our depreciation, depletion and amortization averaged $13.02 per Boe compared to an average $13.69 per Boe in 2013.

•	$20 million of property impairments in 2014 compared to $860 million in 2013 (see Note 5 of Notes to Consolidated Financial Statements).

•	$196 million loss on the sale of a portion of our working interests in certain Piceance Basin wells (see Note 5 of Notes to Consolidated Financial Statements).

•	General and administrative expenses were relatively flat in 2014 compared to 2013. Included in 2014 is $10 million related to a voluntary early exit program.

•	Other expenses include rig release and standby fees of $16 million and $12 million for 2014 and 2013, respectively.
Results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2014	2013
	(Millions)
Operating income (loss)	$326	$(1,601)	$1,927	NM
Interest expense	(123)	(108)	(15)	(14)%
Investment income, impairment of equity method investment and other	1	(19)	20	NM
Income (loss) from continuing operations before income taxes	204	(1,728)	1,932	NM
Provision (benefit) for income taxes	75	(624)	(699)	NM
Income (loss) from continuing operations	129	(1,104)	1,233	NM
Income (loss) from discontinued operations	42	(87)	129	NM
Net income (loss)	171	(1,191)	1,362	NM
Less: Net income (loss) attributable to noncontrolling interests	7	(6)	13	NM
Net income (loss) attributable to WPX Energy, Inc.	$164	$(1,185)	$1,349	NM
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
The provision (benefit) for income taxes changed unfavorably due to income from continuing operations before income taxes in 2014 compared to a loss from continuing operations before income taxes in 2013. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations includes the results of operations from Powder River Basin and our former international segment (see Note 3 of Notes to Consolidated Financial Statements).

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
Our main sources of liquidity are cash on hand, internally generated cash flow from operations and our bank credit facility. Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities. In consideration of our liquidity, we note the following:

•	as of December 31, 2015, we maintained liquidity through cash, cash equivalents and available credit capacity under our credit facility; and

•	our credit exposure to derivative counterparties is partially mitigated by master netting agreements and collateral support.
Outlook
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital, capital expenditures and tax and debt payments while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2016 are expected cash flows from operations, proceeds from monetization of assets and, if necessary, borrowings on our $1.75 billion credit facility. We anticipate that the combination of these sources should be sufficient to allow us to pursue our business strategy and goals for 2016.
We note the following assumptions for 2016:

•	our planned capital expenditures are estimated to be approximately $350 million to $370 million in 2016;

•	anticipated proceeds totaling $1.2 billion (prior to closing adjustments) from asset sales in 2016;

•
we target to reduce debt and we may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material; and

•
we have hedged approximately three-fourths of our anticipated 2016 oil production at a weighted-average price of $60.85 per barrel. Excluding the derivatives anticipated to be assigned to the Piceance Basin buyer at closing, WPX has natural gas derivatives totaling 213,604 MMBtu per day for 2016, at a weighted price of $3.79  per MMBtu.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices;

•	lower than expected proceeds from asset sales;

•	higher than expected collateral obligations that may be required;

•	significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold; and

•	reduced access to our credit facility pursuant to our financial covenants.

Credit Facility
We have a $1.75 billion, five-year senior unsecured revolving credit facility agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility matures on October 28, 2019. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. As of December 31, 2015, we were in compliance with our financial covenants, had full access to the Credit Facility and had outstanding borrowings of $265 million. Subsequent to December 31, 2015, we have borrowed an additional $110 million on our revolving credit facility. Also subsequent to December 31, 2015, we have repurchased $51 million of long-term notes due in 2017.
In July 2015, the Company amended its Credit Facility to, among other things (a) modify the financial covenants in a manner favorable to the Company in respect of (i) the ratio of PV to Consolidated Indebtedness and (ii) the ratio of Consolidated Net Indebtedness to Consolidated EBITDAX and (b) add a financial covenant requiring a minimum ratio of Consolidated EBITDAX to Consolidated Interest Charges (each capitalized term used herein but not defined is defined in the Company’s Credit Facility, as amended).
Under the amended Credit Facility, if the Company’s Corporate Rating is (a) BB- or worse by S&P and Ba3 or worse by Moody’s or (b) B+ or worse by S&P or B1 or worse by Moody’s, we will be required to maintain a ratio of net present value of projected future cash flows from proved reserves, calculated in accordance with the terms of the Credit Facility, to

Consolidated Indebtedness of at least 1.10 to 1.00 as of the last day of any fiscal quarter ending on or before December 31, 2016 and at least 1.50 to 1.00 thereafter unless and until (i) the Company’s Corporate Rating is (A) BBB- or better with S&P (without negative outlook or negative watch) or (B) Baa3 or better by Moody’s (without negative outlook or negative watch) and (ii) the other of the two Corporate Ratings is at least BB+ by S&P or Ba1 by Moody’s. As of December 31, 2015, our credit rating with S&P was BB, positive outlook and our credit rating with Moody's is Ba1, negative outlook. Subsequent to December 31, 2015, our credit ratings were downgraded to BB-, negative outlook and B2, negative outlook with S&P and Moody's, respectively. As a result of the rating changes, our availability may be limited in future compliance periods at current covenant levels.  In order to preserve liquidity, we are in discussions with our Administrative Agent and other lenders regarding amendments to our Credit Facility.
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
We have three bilateral, uncommitted letter of credit agreements which we anticipate will be renewed annually. These agreements allow us to preserve our liquidity under our Credit Facility while providing support to our ability to meet performance obligation needs for, among other items, various interstate pipeline contracts into which we have entered. These unsecured agreements incorporate similar terms as those in the Credit Facility. At December 31, 2015, a total of $233 million in letters of credit have been issued.
Credit Ratings
As previously noted, our ability to borrow money will be impacted by several factors, including our credit ratings. Credit ratings agencies perform independent analysis when assigning credit ratings. A downgrade of our current rating could increase our future cost of borrowing and result in a requirement that we post additional collateral with third parties, thereby negatively affecting our available liquidity. The ratings as of the date of this filing are as follows:

Standard and Poor’s(a)
Corporate Credit Rating	BB-
Senior Unsecured Debt Rating	BB-
Outlook	Negative
Moody’s Investors Service(b)
Senior Unsecured Debt Rating	B2
LT Corporate Family Rating	B2
Outlook	Negative
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

Sources (Uses) of Cash

	Years Ended December 31,
	2015	2014	2013
	(Millions)
Net cash provided (used) by:
Operating activities	$811	$1,070	$636
Investing activities	(1,316)	(1,437)	(1,111)
Financing activities	473	344	426
Increase (decrease) in cash and cash equivalents	$(32)	$(23)	$(49)
Operating activities
Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $15 million, $130 million and $92 million for 2015, 2014 and 2013, respectively. Total cash provided by operating activities related to continuing operations decreased due to a decrease in commodity prices and natural gas volumes, substantially offset by cash received on settlement of derivative contracts and higher oil volumes. Total cash provided by operating activities for 2015 also includes approximately $23 million of acquisition costs related to the Acquisition.
Our net cash provided by operating activities in 2014 increased from 2013 primarily due to higher operating results driven by higher average natural gas prices and increased oil production volumes. In addition, 2014 increased due to higher net gas management revenues and expenses as previously discussed.
Investing activities
During 2015, we successfully closed the purchase of RKI and paid approximately $1.2 billion in cash, net of cash acquired.
Cash capital expenditures for drilling and completions were $1.0 billion, $1.4 billion and $1.0 billion in 2015, 2014 and 2013, respectively. Capital expenditures incurred for drilling and completions totaled $733 million, $1.5 billion and $1.0 billion in 2015, 2014 and 2013, respectively. Domestic land acquisitions were $59 million, $297 million and $61 million during 2015, 2014 and 2013, respectively. Included in land acquisitions for 2014 was approximately $150 million related to the purchase of oil and natural gas properties in the San Juan Basin (see Note 6 of Notes to Consolidated Financial Statements). In addition, capital expenditures for international operations were $15 million, $85 million and $51 million during 2015, 2014 and 2013, respectively.
Significant components related to proceeds from the sale of our domestic assets and international interests are comprised of the following:
2015
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
•$182 million for the sale of a North Dakota gathering system that closed during the fourth quarter of 2015 (see Note 5 of Notes to Consolidated Financial Statements).
•$67 million for the sale of our Powder River Basin assets during fourth quarter of 2015 (see Note 3 of Notes to Consolidated Financial Statements).
2014
•We received approximately $329 million for the sale of a portion of our working interests in certain Piceance Basin wells to Legacy during the second quarter of 2014 (see Note 5 of Notes to Consolidated Financial Statements).
2013

•We received proceeds of $36 million from the sale of deep rights leasehold in the Powder River Basin.
Financing activities
During 2015, we completed equity offerings of (a) 30 million shares of our common stock for net proceeds of approximately $292 million and (b) $350 million of aggregate liquidation preference of 6.25% series A mandatory convertible preferred stock for net proceeds of approximately $339 million (see Note 13 of Notes to Consolidated Financial Statements).
Also, during 2015, we completed a debt offering of (a) $500 million aggregate principal amount of 7.500% senior unsecured notes due 2020 and (b) $500 million aggregate principal amount of 8.250% senior unsecured notes due 2023 (see Note 8 of Notes to Consolidated Financial Statements).
Cash provided by financing activities during 2015 also includes cash used to retire $600 million of outstanding debt on RKI's revolving credit facility and $455 million for the satisfaction and discharge of RKI's senior notes which includes a $55 million make-whole premium.
Net cash provided by financing activities for 2015 was also impacted by net payments under the Credit Facility of $15 million. In August 2015, we utilized borrowings under the Credit Facility for the Acquisition. Net cash provided by financing activities in 2014 includes $130 million of net payments on our Credit Facility. Net cash provided by financing activities in 2013 includes $410 million net borrowings on our credit facility.
During 2015, we repurchased approximately $45 million of our 2017 Notes. We also made $40 million in payments for debt issuance costs and acquisition bridge financing fees for the debt offerings and revolver amendments.
During 2014, we issued $500 million of senior unsecured notes at an interest rate of 5.250%. We used the proceeds from this offering to repay borrowings under our revolving credit facility and for related transaction fees and expenses (see Note 8 of Notes to Consolidated Financial Statements).
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at December 31, 2015 and December 31, 2014.
Contractual Obligations
The table below summarizes the maturity dates of our contractual obligations at December 31, 2015.

	2016	2017 – 2018	2019 – 2020	Thereafter	Total
	(Millions)
Long-term debt, including current portion:
Principal	$1	$355	$765	$2,100	$3,221
Interest	195	363	347	328	1,233
Operating leases and associated service commitments:
Drilling rig commitments(a)	36	23	—	—	59
Other	18	21	14	9	62
Transportation and storage commitments(b)	140	246	195	105	686
Oil and gas activities(c)	122	220	119	119	580
Other	11	10	4	—	25
Other long-term liabilities, including current portion:
Physical and financial derivatives(d)	19	2	—	—	21
Total obligations	$542	$1,240	$1,444	$2,661	$5,887
 __________

(a)	Includes materials and services obligations associated with our drilling rig contracts.

(b)
Includes firm demand obligations of $139 million for which $113 million is recorded as a liability as of December 31, 2015. The liability was recorded in conjunction with our exit from the Powder River Basin (see Note 3 of Notes to Consolidated Financial Statements). Also included is approximately $104 million which the purchaser of our Piceance Basin operations will assume (see Note 16 of Notes to Consolidated Financial Statements).

(c)
Includes gathering, processing and other oil and gas related services commitments of which $92 million and $33 million associated with our exit from the Powder River Basin and sale of a portion of our Appalachian Basin operations respectively, of which we have recorded $82 million as a liability as of December 31, 2015 (see Notes 3 and 5 of Notes to Consolidated Financial Statements). In addition, approximately $106 million is associated with our Piceance Basin operations, which will be assumed by the purchaser (see Note 16 of Notes to Consolidated Financial Statements). Excluded are liabilities associated with asset retirement obligations totaling $237 million as of December 31, 2015, of which $133 million relates to our Piceance Basin assets and obligations of approximately $371 million associated with gathering services to be provided to us by the purchaser of our San Juan Basin gathering system after closing (see Note 5 of Notes to Consolidated Financial Statements). The ultimate settlement and timing of asset retirement obligations cannot be precisely determined in advance; however, we estimate that approximately 13 percent of this liability, excluding the portion associated with our Piceance Basin assets, will be settled in the next five years.

(d)
Includes approximately $8 million of physical natural gas derivatives related to purchases at market prices. The natural gas expected to be purchased under these contracts can be sold at market prices, largely offsetting this obligation. The obligations for physical and financial derivatives are based on market information as of December 31, 2015, and assume contracts remain outstanding for their full contractual duration. Because market information changes daily and is subject to volatility, significant changes to the values in this category may occur.

Effects of Inflation
Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy. Operating costs are influenced by both competition for specialized services and specific price changes in oil, natural gas, NGLs and other commodities. We tend to experience inflationary pressure on the cost of services and equipment when higher oil and gas prices cause an increase in drilling activity in our areas of operation. Likewise, lower prices and reduced drilling activity may lower the costs of services and equipment.
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
Due to market conditions including oil and natural gas prices in the fourth quarter of 2015, we assessed our proved properties for impairment using estimates of future cash flows. Significant judgments and assumptions are inherent in these assessments and include estimates of reserves quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), drilling plans, expected capital and lease operating costs and our estimate of an applicable discount rate commensurate with the risk of the underlying cash flow estimates. Additionally, judgment is used to determine the probability of sale and expected proceeds with respect to assets considered for disposal. The assessment performed identified certain properties with a carrying value in excess of those estimated undiscounted cash flows and their calculated fair values. As a result of these assessments which included the possibility of divestiture, we recognized approximately $2.3 billion of impairment charges on proved and unproved properties in the Piceance Basin in 2015. See Notes 5 and 14 of Notes to Consolidated Financial Statements for additional discussion and significant inputs into the fair value determination.
In addition to those long-lived assets described above for which impairment charges were recorded, certain others were reviewed for which no impairment was required at the time. These reviews included $3.9 billion of net book value associated with our predominantly oil proved properties and $350 million of net book value associated with our predominantly natural gas proved properties excluding the Piceance properties discussed above, and utilized inputs generally consistent with those described above. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. If the estimated commodity revenues (only one of the many estimates involved) of the predominately oil proved properties reviewed but for which impairment charges were not recorded were lower by 15 to 20 percent, these properties could be at risk for impairment. Over 68 percent of our future production considered in the impairment assessment is in years 2021 and beyond.
Successful Efforts Method of Accounting for Oil and Gas Exploration and Production Activities
We use the successful efforts method of accounting for our oil- and gas-producing activities. Estimated natural gas and oil reserves and forward market prices for oil and gas are a significant part of our financial calculations. Following are examples of how these estimates affect financial results:

•	an increase (decrease) in estimated proved oil, natural gas and NGL reserves can reduce (increase) our unit-of-production depreciation, depletion and amortization rates; and

•	changes in oil, natural gas, and NGL reserves and forward market prices both impact projected future cash flows from our properties. This, in turn, can impact our periodic impairment analyses.
The process of estimating oil and natural gas reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data. After being estimated internally, approximately 99 percent of our domestic reserves estimates are audited by independent experts. The data may change substantially over time as a result of numerous factors, including the historical 12 month weighted average price, additional development cost and activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserves estimates could occur from time to time. Such changes could trigger an impairment of our oil and gas properties and have an impact on our depreciation, depletion and amortization expense prospectively. For example, a change of approximately 10 percent in our total oil and gas reserves could change our annual depreciation, depletion and amortization expense between approximately $83 million and $102 million. The actual impact would depend on the specific basins impacted and whether the change resulted from proved developed, proved undeveloped or a combination of these reserves categories.
Estimates of future commodity prices, which are utilized in our impairment analyses, consider market information including published forward oil and natural gas prices. The forecasted price information used in our impairment analyses is consistent with that generally used in evaluating our drilling decisions and acquisition plans. Prices for future periods impact the production economics underlying oil and gas reserve estimates. In addition, changes in the price of natural gas and oil also impact certain costs associated with our underlying production and future capital costs. The prices of oil and natural gas are volatile and change from period to period, thus impacting our estimates. Significant unfavorable changes in the estimated future commodity prices could result in an impairment of our oil and gas properties.
We record the cost of leasehold acquisitions as incurred. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. Changes in our assumptions regarding the estimates of the nonproductive portion of these leasehold acquisitions could result in impairment of these costs. Upon determination that specific acreage will not be developed, the costs associated with that acreage would be impaired. Additionally, our leasehold costs are evaluated for impairment if the proved property costs in the basin are impaired. Our capitalized lease acquisition costs totaled $2.3 billion at December 31, 2015 and is primarily associated with our Permian Basin acreage.
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

In estimating the fair values of assets acquired and liabilities assumed in a business combination, we must make various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved oil and gas properties and gathering assets. If sufficient market data is not available regarding the fair values of proved and unproved properties, we must prepare estimates and/or engage the assistance of valuation experts. Significant judgments and assumptions are inherent in these estimates and include estimates of reserves quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), drilling plans, expected capital and lease operating costs and our estimate of an applicable discount rate commensurate with the risk of the underlying cash flow estimates.
 In many cases, estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryovers at the acquisition date, although such estimates may change in the future as additional information becomes known.
Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in higher depreciation, depletion and amortization expense, which results in lower net earnings or a higher net loss. A lower fair value assigned to property and related deferred taxes may result in the recording of goodwill. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value, or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows but would result in a decrease in net income or increase in net loss for the period in which the impairment is recorded. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding purchase price allocations.
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
The determination of fair value for our energy derivative assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities, we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At December 31, 2015, the credit reserve is $1 million on our net derivative assets and net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.
At December 31, 2015, 85 percent of the fair value of our derivatives portfolio expires in the next 12 months and more than 99 percent expires in the next 24 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.
The instruments included in Level 3 at December 31, 2015, consist of natural gas index transactions that are used to manage the physical requirements of our business. The change in the overall fair value of instruments included in Level 3 primarily results from changes in commodity prices during the month of delivery. There are generally no active forward markets or quoted prices for natural gas index transactions.
For the years ended December 31, 2015, 2014 and 2013, we recognized impairments of certain assets that were measured at fair value on a nonrecurring basis. These impairment measurements are included in Level 3 as they include significant unobservable inputs, such as our estimate of future cash flows and the probabilities of alternative scenarios. See Note 14 of Notes to Consolidated Financial Statements.

Contingent Liabilities
We record liabilities for estimated loss contingencies, including royalty litigation, environmental and other contingent matters, when we assess that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are generally reflected in income when new or different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Liabilities for contingent losses are based upon our assumptions and estimates and upon advice of legal counsel, engineers or other third parties regarding the probable outcomes of the matter. As new developments occur or more information becomes available, our assumptions and estimates of these liabilities may change. Changes in our assumptions and estimates or outcomes different from our current assumptions and estimates could materially affect future results of operations for any particular quarterly or annual period. See Note 10 of Notes to Consolidated Financial Statements.
Valuation of Deferred Tax Assets and Liabilities
We record deferred taxes for the differences between the tax and book basis of our assets as well as loss or credit carryovers to future years. Included in our deferred taxes are deferred tax assets resulting from certain investments and businesses that have a tax basis in excess of book basis, certain federal and state tax loss carryovers generated in the current and prior years, and alternative minimum tax credits. We must periodically evaluate whether it is more likely than not we will realize these deferred tax assets and establish a valuation allowance for those that do not meet the more likely than not threshold. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent, we also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and the circumstances surrounding the actual realization of related tax assets.
The determination of our state deferred tax requires judgment as our effective state deferred tax rate can change periodically based on changes in our operations. Our effective state deferred tax rate is based upon our current entity structure and the jurisdictions in which we operate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our interest rate risk exposure is related primarily to our debt portfolio. Our senior notes are fixed rate debt in order to mitigate the impact of fluctuations in interest rates. For our fixed rate debt, $355 million matures in 2017, $500 million matures in 2020, $1,100 million matures in 2022, $500 million matures in 2023 and $500 million matures in 2024. Interest rates for each group are 5.25 percent, 7.50 percent, 6.00 percent, 8.25 percent and 5.25 percent, respectively. The aggregate fair value of the senior notes is $2,230 million. Borrowings under our credit facility are based on a variable interest rate and could expose us to the risk of increasing interest rates. As of December 31, 2015, the weighted average variable interest rate was 2.20 percent on the $265 million outstanding under the Credit Facility Agreement. See Note 8 of Notes to Consolidated Financial Statements.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of oil, natural gas and NGLs, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our marketing trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted and changes in interest rates. See Notes 14 and 15 of Notes to Consolidated Financial Statements.
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
Trading
Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was zero at December 31, 2015 and a net asset of $1 million at December 31, 2014. The value at risk for contracts held for trading purposes was zero at December 31, 2015 and less than $1 million at December 31, 2014.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $426 million and $493 million at December 31, 2015 and December 31, 2014, respectively.
The value at risk for derivative contracts held for nontrading purposes was $19 million at December 31, 2015, and $16 million at December 31, 2014. During the year ended December 31, 2015, our value at risk for these contracts ranged from a high of $23 million to a low of $16 million. The increase in value at risk from December 31, 2014 primarily reflects decreases in market prices on contracts entered into to economically hedge our equity production.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

On August 17, 2015, we completed our acquisition of RKI. We are analyzing RKI’s internal controls over financial reporting and are integrating them within our framework of controls. As a result, for the period ended December 31, 2015, we excluded RKI from our assessment of internal controls over financial reporting; however, we plan to complete the process of integrating RKI into our control framework no later than the first anniversary of the Acquisition, as required by the SEC. RKI’s total assets and total revenues represent 39 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the period ended December 31, 2015.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
The Board of Directors and Shareholders of WPX Energy, Inc.,
We have audited WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WPX Energy Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RKI Exploration & Production, LLC, which is included in the 2015 consolidated financial statements of WPX Energy, Inc. and constituted 39 percent and 69 percent of total assets and net assets, respectively, as of December 31, 2015 and 3 percent and 3 percent of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of WPX Energy, Inc. also did not include an evaluation of the internal control over financial reporting of RKI Exploration & Production, LLC.
In our opinion, WPX Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WPX Energy Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015 of WPX Energy, Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 25, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of WPX Energy, Inc.,
We have audited the accompanying consolidated balance sheets of WPX Energy, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15.(a).These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPX Energy, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 25, 2016

WPX Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2015	2014
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$38	$41
Accounts receivable, net of allowance of $6 million as of December 31, 2015 and December 31, 2014	312	459
Derivative assets	376	498
Inventories	59	45
Margin deposits	1	27
Assets classified as held for sale	40	773
Other	24	26
Total current assets	850	1,869
Properties and equipment, net (successful efforts method of accounting)	7,401	6,842
Derivative assets	65	38
Other noncurrent assets	34	29
Total assets	$8,350	$8,778
Liabilities and Equity
Current liabilities:
Accounts payable	$328	$712
Accrued and other current liabilities	349	177
Liabilities associated with assets held for sale	—	132
Deferred income taxes (Note 1)	—	151
Derivative liabilities	13	37
Total current liabilities	690	1,209
Deferred income taxes	465	621
Long-term debt, net	3,189	2,260
Derivative liabilities	2	5
Asset retirement obligations	232	198
Other noncurrent liabilities	237	57
Contingent liabilities and commitments (Note 10)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; 7 million shares issued at December 31, 2015)	339	—
Common stock (2 billion shares authorized at $0.01 par value; 275.4 million shares issued at December 31, 2015 and 203.7 million shares issued at December 31, 2014)	3	2
Additional paid-in-capital	6,164	5,562
Accumulated deficit	(2,971)	(1,244)
Accumulated other comprehensive income (loss)	—	(1)
Total stockholders’ equity	3,535	4,319
Noncontrolling interests in consolidated subsidiaries	—	109
Total equity	3,535	4,428
Total liabilities and equity	$8,350	$8,778
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
Revenues:	(Millions, except per share amounts)
Product revenues:
Oil and condensate sales	$514	$724	$534
Natural gas sales	563	1,002	896
Natural gas liquid sales	96	205	228
Total product revenues	1,173	1,931	1,658
Gas management	288	1,120	891
Net gain (loss) on derivatives not designated as hedges (Note 15)	418	434	(124)
Other	9	8	6
Total revenues	1,888	3,493	2,431
Costs and expenses:
Lease and facility operating	220	244	227
Gathering, processing and transportation	282	328	350
Taxes other than income	75	126	102
Gas management, including charges for unutilized pipeline capacity (Note 5)	262	987	931
Exploration (Note 5)	111	173	423
Depreciation, depletion and amortization	940	810	858
Impairment of producing properties and costs of acquired unproved reserves (Note 5)	2,308	20	860
Net (gain) loss on sales of assets (Note 5)	(349)	196	—
General and administrative	249	271	269
Acquisition costs (Note 2)	23	—	—
Other—net	67	12	12
Total costs and expenses	4,188	3,167	4,032
Operating income (loss)	(2,300)	326	(1,601)
Interest expense (Note 2)	(187)	(123)	(108)
Loss on extinguishment of acquired debt (Note 2)	(65)	—	—
Investment income, impairment of equity method investment and other	(2)	1	(19)
Income (loss) from continuing operations before income taxes	(2,554)	204	(1,728)
Provision (benefit) for income taxes	(915)	75	(624)
Income (loss) from continuing operations	(1,639)	129	(1,104)
Income (loss) from discontinued operations	(87)	42	(87)
Net income (loss)	(1,726)	171	(1,191)
Less: Net income (loss) attributable to noncontrolling interests	1	7	(6)
Net income (loss) attributable to WPX Energy, Inc.	$(1,727)	$164	$(1,185)
Less: Dividends on preferred stock	9	—	—
Net income (loss) attributable to WPX Energy, Inc. common stockholders	$(1,736)	$164	$(1,185)

(continued on next page)

WPX Energy, Inc.
Consolidated Statements of Operations—(Continued)

	Years Ended December 31,
	2015	2014	2013
	(Millions, except per share amounts)
Amounts attributable to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(1,648)	$129	$(1,092)
Income (loss) from discontinued operations	(88)	35	(93)
Net income (loss)	$(1,736)	$164	$(1,185)
Basic earnings (loss) per common share (Note 4):
Income (loss) from continuing operations	$(7.04)	$0.63	$(5.45)
Income (loss) from discontinued operations	(0.38)	0.18	(0.46)
Net income (loss)	$(7.42)	$0.81	$(5.91)
Basic weighted-average shares	234.2	202.7	200.5
Diluted earnings (loss) per common share (Note 4):
Income (loss) from continuing operations	$(7.04)	$0.62	$(5.45)
Income (loss) from discontinued operations	(0.38)	0.18	(0.46)
Net income (loss)	$(7.42)	$0.80	$(5.91)
Diluted weighted-average shares	234.2	206.3	200.5
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2015	2014	2013
	(Millions)
Net income (loss) attributable to WPX Energy, Inc.	$(1,727)	$164	$(1,185)
Less: Dividends on preferred stock	9	—	—
Net income (loss) attributable to WPX Energy, Inc. common stockholders	$(1,736)	$164	$(1,185)
Other comprehensive income (loss):
Net reclassifications into earnings of net cash flow hedge gains, net of tax(a)	—	—	(3)
Other comprehensive income (loss), net of tax	—	—	(3)
Comprehensive income (loss) attributable to WPX Energy, Inc. common stockholders	$(1,736)	$164	$(1,188)
 __________

(a)
Net reclassifications into earnings of net cash flow hedge realized gains are net of $2 million of income tax for 2013. Before tax amounts realized and reclassified to product revenues, primarily natural gas sales revenues, on the Consolidated Statements of Operations were $5 million for 2013.

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity

		WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests(a)	Total
		(Millions)
Balance at December 31, 2012	$—	$2	$5,487	$(223)	$2	$5,268	$103	$5,371
Comprehensive income:
Net income (loss)	—	—	—	(1,185)	—	(1,185)	(6)	(1,191)
Other comprehensive income (loss)		—	—		(3)	(3)	—	(3)
Comprehensive income (loss)								(1,194)
Contribution from noncontrolling interest							4	4
Stock based compensation, net of tax benefit	—		29			29		29
Balance at December 31, 2013	—	2	5,516	(1,408)	(1)	4,109	101	4,210
Comprehensive income:
Net income (loss)	—	—	—	164	—	164	7	171
Other comprehensive income (loss)		—	—		—	—	—	—
Comprehensive income (loss)								171
Contribution from noncontrolling interest							1	1
Stock based compensation, net of tax benefit	—	—	46		—	46	—	46
Balance at December 31, 2014	—	2	5,562	(1,244)	(1)	4,319	109	4,428
Comprehensive income:
Net income (loss)	—	—	—	(1,727)		(1,727)	1	(1,726)
Comprehensive income (loss)								(1,726)
Stock based compensation, net of tax benefit	—	—	26		—	26	—	26
Dividends on preferred stock			(11)			(11)	—	(11)
Issuance of common stock to public, net of offering costs			292			292	—	292
Issuance of common stock related to an acquisition		1	295			296	—	296
Issuance of preferred stock to public, net of offering costs	339					339	—	339
Impact of divestitures					1	1	(110)	(109)
Balance at December 31, 2015	$339	$3	$6,164	$(2,971)	$—	$3,535	$—	$3,535

__________

(a)	Primarily represents the 31 percent of Apco Oil and Gas International Inc. owned by others.
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Operating Activities	(Millions)
Net income (loss)	$(1,726)	$171	$(1,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities(a):
Depreciation, depletion and amortization	940	863	940
Deferred income tax provision (benefit)	(1,005)	46	(645)
Provision for impairment of properties and equipment (including certain exploration expenses) and investments	2,426	236	1,483
Amortization of stock-based awards	35	36	32
Loss on extinguishment of acquired debt and acquisition bridge financing fees	81	—	—
(Gain) loss on sales of domestic assets and international interests	(385)	196	(41)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	233	51	(43)
Inventories	(2)	19	(5)
Margin deposits and customer margin deposits payable	26	(10)	(18)
Other current assets	—	8	(7)
Accounts payable	(247)	4	41
Accrued and other current liabilities	79	(1)	(21)
Changes in current and noncurrent derivative assets and liabilities	199	(559)	106
Other, including changes in other noncurrent assets and liabilities	157	10	5
Net cash provided by operating activities	811	1,070	636
Investing Activities
Capital expenditures(b)	(1,124)	(1,807)	(1,154)
Proceeds from sales of domestic assets and international interests	1,019	374	49
Purchases of a business, net of cash acquired	(1,212)	—	—
Other	1	(4)	(6)
Net cash used in investing activities	(1,316)	(1,437)	(1,111)
Financing Activities
Proceeds from common stock	295	16	6
Proceeds from preferred stock	339	—	—
Dividends paid on preferred stock	(6)	—	—
Proceeds from long-term debt	1,000	500	—
Payments for retirement of long-term debt	(45)	—	—
Payments for retirement of acquired debt	(1,055)	—	—
Borrowings on credit facility	841	1,947	970
Payments on credit facility	(856)	(2,077)	(560)
Payments for debt issuance costs and acquisition bridge financing fees	(40)	(13)	—
Other	—	(29)	10
Net cash provided by financing activities	473	344	426
Net increase (decrease) in cash and cash equivalents	(32)	(23)	(49)
Effect of exchange rate changes on international cash and cash equivalents	—	(6)	(5)
Cash and cash equivalents at beginning of period(c)	70	99	153
Cash and cash equivalents at end of period(c)	$38	$70	$99
__________
(a) Includes amounts related to discontinued operations.
(b) Increase to properties and equipment	$(865)	$(1,934)	$(1,207)
Changes in related accounts payable and accounts receivable	(259)	127	53
Capital expenditures	$(1,124)	$(1,807)	$(1,154)
(c) For periods prior to sale, amounts include cash associated with our international operations and represents the difference between amounts reported as cash on the Consolidated Balance Sheets.
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Description of Business
Operations of our company include oil, natural gas and NGL development, production and gas management activities primarily located in Colorado, New Mexico, North Dakota and Texas in the United States. We specialize in development and production from tight-sands and shale formations in the Piceance, Williston and San Juan Basins and we have recently entered the core of the Permian's Delaware Basin through our acquisition of RKI Exploration & Production, LLC (“RKI”). See Note 2 for additional information regarding this acquisition. We also have operations and interests in the Appalachian and Green River Basins located in Pennsylvania and Wyoming. Associated with our commodity production are sales and marketing activities, referred to as gas management activities, that include the management of various commodity contracts such as transportation and related derivatives coupled with the sale of our commodity volumes.
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
Our continuing operations are comprised of a single business segment, the domestic development, production and gas management activities of oil, natural gas and NGLs. Prior to classifying our international operations as discontinued operations, we reported business segments for domestic and international.
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
See Note 3 for a further discussion of discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations. Additionally, see Note 10 for a discussion of contingencies related to Williams’ former power business (most of which was disposed of in 2007).
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The core principles of the guidance in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the guidance in this update. In August 2015, the FASB issued ASU 2015-15 to incorporate into the ASU an SEC announcement that the SEC staff will not object to an entity presenting the cost of securing a line of credit as an asset. The Company has adopted ASU 2015-03 and ASU 2015-15 as of December 31, 2015, and has applied its provisions retrospectively. The adoption of this standard resulted in the reclassification of $31 million and $20 million of unamortized debt issuance costs related to the Company's senior unsecured notes from other noncurrent assets to long-term debt within its Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, respectively. The unamortized costs associated with our revolving line of credit remain in other noncurrent assets for the periods presented. Other than this reclassification, the adoption of this standard did not have an impact on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the ASU, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

accounting had been completed at the acquisition date. The ASU does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. ASU 2015-16 is effective for the annual reporting period beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. The Company early adopted this ASU in 2015.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes as part of the Simplification Initiative. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company has adopted ASU 2015-17 prospectively beginning with the interim period October 1, 2015, thus prior periods were not retrospectively adjusted.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09 and has updated with additional ASUs, Revenue from Contracts with Customers. The core principles of the guidance in ASU 2014-09 are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, of ASU 2014-09 to the Company's financial position, results of operations or cash flows.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, enhancing the reporting model for financial instruments. The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is only permitted under specific circumstances. The Company is currently evaluating the impact, if any, of ASU 2016-01 to the Company's financial position, results of operations or cash flows.
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
Significant estimates and assumptions which impact these financials include:

•	impairment assessments of long-lived assets;

•	valuations of derivatives;

•	estimation of oil and natural gas reserves;

•	assessments of litigation-related contingencies;

•	asset retirement obligations; and

•	valuation of deferred tax assets.

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
Restricted cash
Restricted cash consists of approximately $10 million and $6 million at December 31, 2015 and 2014, respectively, and is included in other current assets on the Consolidated Balance Sheets.
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
Inventories
All inventories are stated at the lower of cost or market. Our materials, supplies and other inventories consist of tubular goods and production equipment for future transfer to wells and crude oil production in transit. Inventory is recorded and relieved using the weighted average cost method. The following table presents a summary of inventories.

	Years ended December 31,
	2015	2014
	(Millions)
Material, supplies and other	$57	$43
Crude oil production in transit	2	2
	$59	$45
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Product revenues
Revenues for sales of oil, condensate and natural gas and natural gas liquids are recognized when the product is sold and delivered. Revenues from production in properties for which we have an interest with other producers are recognized based on the actual volumes sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, that are determined to be nonrecoverable through remaining production are recognized as accounts receivable or accounts payable, as appropriate. Our cumulative net natural gas imbalance position based on market prices as of December 31, 2015 and 2014 was insignificant. Additionally, natural gas revenues include $5 million in 2013 of realized gains from derivatives designated as cash flow hedges of our production sold.
Gas management revenues and expenses
Revenues for sales related to gas management activities are recognized when the product is sold and physically delivered. Gas management activities include the managing of various natural gas related contracts such as transportation and related

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

hedges. The Company also sells oil, natural gas and NGLs purchased from working interest owners in operated wells and other area third-party producers. The revenues and expenses related to these marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses.
Charges for unutilized transportation capacity included in gas management expenses were $38 million, $57 million and $61 million in 2015, 2014 and 2013, respectively.
Capitalization of interest
We capitalize interest during construction on projects with construction periods of at least three months and a total estimated project cost in excess of $1 million. We use the weighted average rate of our outstanding debt (see Note 8).
Income taxes
We file consolidated and combined federal and state income tax returns for the Company and its subsidiaries. We record deferred taxes for the differences between the tax and book basis of our assets as well as loss or credit carryovers to future years.
Deferred tax liabilities and assets are classified as noncurrent in a classified statement of financial position. As of December 31, 2015, the Company adopted new guidance that seeks to simplify the presentation of deferred tax liabilities and assets and has applied its provisions prospectively thus prior periods were not retrospectively adjusted. See Note 9 for additional discussion.
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
Earnings (loss) per common share
Basic earnings (loss) per common share is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share includes any dilutive effect of stock options and nonvested restricted stock units (see Note 4).
Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company had total net debt issuance costs of $45 million and $28 million as of December 31, 2015 and December 31, 2014, respectively. Approximately $31 million and $20 million of unamortized debt issuance costs related to the Company's senior unsecured notes and were reclassified from other noncurrent assets to long-term debt within our Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, respectively. Debt issuance costs related to the senior unsecured Credit Facility remain recorded in other noncurrent assets on the Company's Consolidated Balance Sheets.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 2. Acquisition
On August 17, 2015, we completed the acquisition of privately held RKI Exploration & Production, LLC (“RKI”). Per the terms of the merger agreement, the purchase price was $2.75 billion, consisting of 40 million unregistered shares of WPX common stock and approximately $2.28 billion in cash (the “Acquisition”). The cash consideration was subject to closing adjustments and was reduced by our assumption of $400 million of aggregate principal amount of RKI's senior notes and amounts outstanding under RKI's revolving credit facility along with other working capital items. The closing adjustments are subject to change as closing estimates are finalized. We incurred approximately $23 million of acquisition-related costs, primarily related to legal and advisory fees which are reflected on a separate line item on the Consolidated Statements of Operations. In addition, we incurred $16 million of acquisition bridge facility fees, included in interest expense, and a $65 million loss on extinguishment of RKI's senior notes, reflected as a separate line in the Consolidated Statements of Operations.
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
The majority of RKI's Delaware Basin leasehold is located in Loving County, Texas and Eddy County, New Mexico. RKI's assets in the Permian Basin include approximately 92,000 net acres in the core of the Permian's Delaware Basin. RKI operated 659 gross producing wells in the Delaware Basin with an average working interest of approximately 93 percent. RKI's average net daily production from its Delaware Basin properties for the year ended December 31, 2014 was 18.7 Mboe per day, 43 percent of which was oil, 34 percent natural gas and 23 percent NGLs. As of December 31, 2014, RKI reported proved reserves in the Delaware Basin of 101.5 MMboe, 40 percent of which was oil, 35 percent natural gas and 25 percent NGLs.
WPX funded the Acquisition with proceeds from a combination of debt, preferred stock and common stock offerings along with available cash on hand and borrowings under its revolving credit facility. See Notes 8 and 13 for further discussion on the financing of this transaction.
The following table presents the unaudited pro forma financial results for the years ended December 31, 2015 and 2014 as if the Acquisition and related financings had been completed January 1, 2014. In addition, the year ended December 31, 2015 has been adjusted to exclude $23 million of acquisition costs, $65 million loss on extinguishment of acquired debt and $16 million of acquisition bridge facility fees. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Acquisition occurred on the date assumed or for the periods presented, nor is such information indicative of the Company's expected future results of operations.

	Years Ended December 31,
	2015	2014
	(Millions)
Revenues	$2,100	$3,875
Net income (loss) from continuing operations attributable to WPX Energy, Inc.	$(1,554)	$151
The Acquisition qualified as a business combination, and as a result, we must estimate the fair value of the underlying shares distributed, the assets acquired and the liabilities assumed as of the August 17, 2015 acquisition date. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements also utilize assumptions of market participants. We used a combination of market data, discounted cash flow models and replacement estimates in determining the fair value of the oil and gas properties and the related midstream assets. All of which include estimates and assumptions such as future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs. Deferred taxes must also be recorded for any differences between the assigned values and the carryover tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and carryovers at the Acquisition date (see Note 9).

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

Purchase Price Allocation
(Millions)
Consideration:
Cash, net of an estimated post-close settlement	$1,251
Fair value of WPX common stock issued	296
Total consideration	$1,547
Fair value of liabilities assumed:
Accounts payable	$104
Accrued liabilities	74
Deferred income taxes	692
Long-term debt	990
Asset retirement obligation	23
Total liabilities assumed as of December 31, 2015	1,883
Fair value of assets acquired:
Cash and cash equivalents	51
Accounts receivable, net	80
Derivative assets, current	97
Derivative assets, noncurrent	34
Inventories	12
Other current assets	3
Properties and equipment(a)	3,149
Other noncurrent assets	4
Total assets acquired as of December 31, 2015	3,430
Net fair value of assets and liabilities	$1,547
__________
(a) Properties and equipment reflect the following as of the Acquisition date:

Proved properties	$881
Unproved properties	2,108
Gathering, processing and other facilities	157
Other	3
Total	$3,149

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
In August 2015, we signed agreements for the sale of our Powder River Basin for $80 million, subject to closing adjustments. On September 1, 2015, we completed a portion of the Powder River Basin divestiture. The remaining portion of the divestiture, which relates to our equity method investment in Fort Union Gas Gathering, LLC, closed on October 30, 2015. We recorded a pre-tax loss of $15 million related to this transaction during 2015. During the first and second quarters of 2015, we recorded a total of $16 million in impairments of the net assets to a probability weighted-average of expected sales prices for the Powder River Basin. In addition, we retained certain firm gathering and treating obligations with total commitments of $104 million through 2020 related to the Powder River properties sold. These commitments had been in excess of our production throughput. At the time of closing, we also had certain pipeline capacity obligations held by our marketing company with total commitments through 2021 totaling $150 million, which were related to the Powder River Operation. With the closing of the Powder River Basin sale and exiting this basin, we recorded $187 million of expense related to these contracts, which is included as a separate line below. This expense is the estimated present value of the $254 million in payments associated with these contracts remaining as of the Powder River Basin sales date, and includes the fair value of estimated recoveries from third parties and discounting based on our risk adjusted borrowing rate. Offsetting liabilities of $54 million and $133 million were recorded in accrued and other current liabilities and other noncurrent liabilities, respectively, as of the closing date.
During the third quarter of 2014, we had signed an agreement to sell our Powder River Basin holdings. This sales agreement did not successfully close in March 2015 and we subsequently terminated the transaction with the counterparty. During third-quarter 2015, we received $13 million in escrow funds as a result of the terminated contract and this amount is included in Other-net expense below.
Summarized Results of Discontinued Operations

For the year ended December 31, 2015	Powder River Basin	International	Total
		(Millions)
Total revenues	$55	$15	$70
Costs and expenses:
Lease and facility operating	$24	$4	$28
Gathering, processing and transportation	39	—	39
Taxes other than income	5	3	8
Accrual for contract obligations retained and related accretion	190	—	190
Impairment of assets held for sale	16	—	16
General and administrative	5	1	6
Other—net	(14)	—	(14)
Total costs and expenses	265	8	273
Operating income (loss)	(210)	7	(203)
Investment income and other	5	1	6
Loss on sale of Powder River Basin	(15)	—	(15)
Gain on sale of international assets	—	41	41
Income (loss) from discontinued operations before income taxes	(220)	49	(171)
Provision (benefit) for income taxes	(81)	(3)	(84)
Income (loss) from discontinued operations	$(139)	$52	$(87)

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

For the year ended December 31, 2014	Powder River Basin	International	Total
		(Millions)
Total revenues	$189	$163	$352
Costs and expenses:
Lease and facility operating	$41	$37	$78
Gathering, processing and transportation	70	1	71
Taxes other than income	16	28	44
Exploration	—	4	4
Depreciation, depletion and amortization	11	42	53
Impairment of producing properties and costs of acquired unproved reserves	45	—	45
General and administrative	4	16	20
Other—net	—	12	12
Total costs and expenses	187	140	327
Operating income (loss)	2	23	25
Interest capitalized	1	—	1
Investment income and other	6	19	25
Income (loss) from discontinued operations before income taxes	9	42	51
Provision (benefit) for income taxes(a)	2	7	9
Income (loss) from discontinued operations	$7	$35	$42
__________
(a) International income tax provision for 2014 is net of $18 million deferred tax benefit for the excess tax basis in our investment in Apco's stock.

For the year ended December 31, 2013	Powder River Basin	International	Total
		(Millions)
Total revenues	$178	$152	$330
Costs and expenses:
Lease and facility operating	$44	$37	$81
Gathering, processing and transportation	80	3	83
Taxes other than income	15	24	39
Exploration	1	7	8
Depreciation, depletion and amortization	48	34	82
Impairment of producing properties and costs of acquired unproved reserves	192	3	195
Gain on sale of Powder River Basin deep rights leasehold	(36)	—	(36)
General and administrative	6	14	20
Other—net	5	—	5
Total costs and expenses	355	122	477
Operating income (loss)	(177)	30	(147)
Interest capitalized	4	—	4
Investment income and other	4	21	25
Income (loss) from discontinued operations before income taxes	(169)	51	(118)
Provision (benefit) for income taxes(a)	(62)	31	(31)
Income (loss) from discontinued operations	$(107)	$20	$(87)
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

December 31, 2014	Powder River Basin	International	Total
		(Millions)
Assets classified as held for sale
Current assets:
Cash and cash equivalents	$—	$29	$29
Accounts receivable	—	25	25
Inventories	1	7	8
Other	—	14	14
Total current assets	1	75	76
Investments	18	134	152
Properties and equipment (successful efforts method of accounting)(a)	132	445	577
Less—accumulated depreciation, depletion and amortization	(10)	(228)	(238)
Properties and equipment, net	122	217	339
Other noncurrent assets	—	6	6
Total assets classified as held for sale—discontinued operations	$141	$432	$573
Total assets classified as held for sale—continuing operations (Note 5)	200	—	200
Total assets classified as held for sale on the Consolidated Balance Sheets	$341	$432	$773

Liabilities associated with assets held for sale
Current liabilities:
Accounts payable	$—	$34	$34
Accrued and other current liabilities	3	23	26
Total current liabilities	3	57	60
Deferred income taxes	—	13	13
Long-term debt	—	2	2
Asset retirement obligations	45	7	52
Other noncurrent liabilities	—	3	3
Total liabilities associated with assets held for sale—discontinued operations	$48	$82	$130
Total liabilities associated with assets held for sale—continuing operations (Note 4)	$2	$—	$2
Total liabilities associated with assets held for sale on the Consolidated Balance Sheets	$50	$82	$132
__________
(a) Powder River Basin includes $45 million impairment of the net assets.
Noncontrolling interests in consolidated subsidiaries of $109 million as of December 31, 2014, related to assets classified as held for sale.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Cash Flows Attributable to Discontinued Operations
Excluding taxes and changes to working capital related to Powder River Basin, total cash provided by operating activities related to discontinued operations was $12 million, $65 million and $36 million for 2015, 2014 and 2013, respectively. Total cash used in investing activities related to Powder River Basin discontinued operations was $3 million, $11 million and $3 million for 2015, 2014 and 2013, respectively. Cash provided by operating activities related to our international operations was $3 million, $65 million and $56 million for 2015, 2014 and 2013, respectively. Total cash used in investing activities related our international operations was $15 million, $85 million and $43 million for 2015, 2014 and 2013, respectively.
Note 4. Earnings (Loss) Per Common Share from Continuing Operations
 The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
	2015	2014	2013
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc.	$(1,639)	$129	$(1,092)
Less: Dividends on preferred stock	9	—	—
Income (loss) from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(1,648)	$129	$(1,092)
Basic weighted-average shares	234.2	202.7	200.5
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	—	2.7	—
Stock options	—	0.9	—
Diluted weighted-average shares	234.2	206.3	200.5
Earnings (loss) per common share from continuing operations:
Basic	$(7.04)	$0.63	$(5.45)
Diluted	$(7.04)	$0.62	$(5.45)
 __________
(a) The following table includes amounts that have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders.

	Years Ended December 31,
	2015	2014	2013
	(Millions)
Weighted-average nonvested restricted stock units and awards	1.3	—	2.5
Weighted-average stock options	0.1	—	1.1
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock (Note 13)	15.5	—	—
The table below includes information related to stock options that were outstanding at December 31, 2015, 2014 and 2013 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the fourth quarter weighted-average market price of our common shares.

	2015	2014	2013
Options excluded (millions)	2.6	1.4	0.4
Weighted-average exercise price of options excluded	$16.16	$18.42	$20.24
Exercise price range of options excluded	$11.46 - $21.81	$16.46 - $21.81	$20.21 - $20.97
Fourth quarter weighted-average market price	$7.43	$15.96	$19.97

For 2015, approximately 3.0 million nonvested restricted stock units and awards were antidilutive and were excluded from the computation of diluted weighted-average shares.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 5. Asset Sales, Impairments, Other Expenses and Exploration Expenses
In 2015, we recorded a total of $2,334 million in impairment charges associated with the Piceance Basin, of which approximately $2,308 million is recorded as a separate line on the Consolidated Statements of Operations and $26 million is included in exploration expenses. In 2014, we recorded a total of $87 million in impairment charges associated with exploratory well costs and producing properties of which approximately $20 million is recorded as a separate line on the Consolidated Statements of Operations and $67 million is included in exploration expenses. In 2013, we recorded a total of $1.2 billion in impairment charges of which $860 million is recorded as a separate line on the Consolidated Statements of Operations, $317 million is included in exploration expenses and $20 million is included in investment income, impairment of equity method investment and other. These impairments are discussed further in the sections below.
Asset Sales
In December 2015, we announced an agreement to sell our San Juan Basin gathering system for consideration of approximately $309 million to a portfolio company of ISQ Global Infrastructure Fund, a fund managed by I Squared Capital. The consideration reflects $285 million in cash, subject to closing adjustments, and a commitment estimated at $24 million in capital designated by the purchaser to expand the system to support WPX's development in the Gallup oil play. We are obligated to complete certain in-progress construction estimated to total approximately $13 million. Under the terms of the agreement, WPX will continue to operate, at the direction of the owner, the gathering system for an initial term of two years with the opportunity to continue in ensuing years. The parties expect to close in first-quarter 2016. Upon closing, the gathering system will consist of more than 220 miles of oil, gas and water gathering lines that WPX installed in conjunction with drilling in the Gallup oil play where it made a discovery in 2013. These assets totaled $40 million at December 31, 2015 and are classified as held for sale on the Consolidated Balance Sheets.
During the fourth quarter of 2015, we completed the sale of a North Dakota gathering system for approximately $185 million, subject to closing adjustments, to a private equity fund managed by the Ares EIF Group, a subsidiary of Ares Management, L.P. (NYSE: ARES). Under the terms of the agreement, a subsidiary of the buyer, Midstream Capital Partners, will manage the overall system and we will operate, at the direction of the owner, the system for a two year initial term and any renewal terms. The system currently gathers approximately 11,000 barrels per day of oil, approximately 6,500 Mcf per day of natural gas and approximately 5,000 barrels per day of water. As a result of this transaction, we recorded a net gain of $70 million in fourth-quarter 2015. In addition, we accrued approximately $25 million related to future construction obligations under the terms of the agreement, of which $22 million is reported in other noncurrent liabilities and $3 million is reported in accrued and other current liabilities on the Consolidated Balance Sheet. We also accrued approximately $33 million of deferred gain related to these obligations, of which $29 million is reported in other noncurrent liabilities and $4 million is reported in accrued and other current liabilities on the Consolidated Balance Sheet.
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
During the first quarter of 2015, we sold a portion of our Appalachian Basin operations and released certain firm transportation capacity to Southwestern Energy Company (NYSE: SWN) for approximately $288 million, subject to post-closing adjustments. Including an estimate of post-closing adjustments of $17 million, we recorded a net gain of $69 million in first-quarter 2015. The transaction included physical operations covering approximately 46,700 acres, roughly 50 MMcfe per day of net natural gas production and 63 horizontal wells. The assets were primarily located in the Appalachian Basin in Susquehanna County, Pennsylvania. The transaction also included the release of firm transportation capacity that we had under contract in the Northeast, primarily 260 MMcfe per day with Millennium Pipeline. Upon the transfer of the firm capacity, we were released from approximately $24 million per year in annual demand obligations associated with the transport.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Impairments
The following table presents a summary of significant impairments of producing properties and costs of acquired unproved reserves and impairment of equity method investments.

	Years Ended December 31,
	2015	2014	2013
	(Millions)
Impairment of producing properties and costs of acquired unproved reserves(a)	$2,308	$20	$860
Impairment of equity method investment in Appalachian Basin	$—	$—	$20
 __________

(a)	Excludes related impairments of unproved leasehold included in exploration expenses.
As a result of market conditions including oil and natural gas prices in the fourth quarter of 2015, we performed impairment assessments of our proved producing properties. As a result of these assessments, which included the possibility of cash flows from a divestiture of the Piceance Basin, we recorded a $2,308 million impairment in the fourth quarter of 2015 in the Piceance Basin.
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
Our impairment analyses included an assessment of undiscounted and discounted future cash flows, which considered information obtained from drilling, other activities and natural gas reserve quantities (see Note 14).
Other Expenses
In December 2015, we plugged and abandoned the remaining wells serviced by a certain natural gas gathering system in the Appalachian Basin. As a result, we recorded approximately $23 million associated with the net present value of future obligations under the gathering agreement which is included in other-net on the Consolidated Statement of Operations.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Exploration Expenses
The following table presents a summary of exploration expenses.

	Years Ended December 31,
	2015	2014	2013
	(Millions)
Geologic and geophysical costs	$7	$11	$18
Impairments of exploratory area well costs and dry hole costs	24	88	3
Unproved leasehold property impairments, amortization and expiration	80	74	402
Total exploration expenses	$111	$173	$423
Impairments of exploratory well costs and dry hole costs for 2015 include $24 million related to a non-core exploratory play where we no longer intend to continue exploration activities. Impairments of exploratory well costs and dry hole costs for 2014 include $67 million of impairment related to our Niobrara Shale well costs in the Piceance Basin and $16 million of impairments in other exploratory areas where management has determined to cease exploratory activities. The remaining amount in 2014 represents dry hole costs associated with exploratory wells where hydrocarbons were not detected. The $67 million Niobrara Shale impairment relates to carrying costs on producing and science wells in excess of estimated discounted cash flows of the exploratory play.
Unproved leasehold property impairments, amortization and expiration in 2015 includes impairments of $26 million related to unproved leasehold costs in the Piceance Basin and $26 million related to a non-core exploratory play where we no longer intend to continue exploration activities. The $26 million impairment of Piceance Basin leasehold costs was recorded in connection with the impairment of the proved properties previously discussed. Unproved leasehold property impairment, amortization and expiration in 2014 includes $41 million related to unproved leasehold costs in exploratory areas where we no longer intend to continue exploration activities. Unproved leasehold impairment, amortization and expiration in 2013 includes a $317 million impairment to estimated fair values of Appalachia leasehold associated with our impairment of the producing properties in the Appalachian Basin.
Note 6. Properties and Equipment
Properties and equipment is carried at cost and consists of the following:

	Estimated Useful Life(a) (Years)	December 31,
		2015	2014
		(Millions)
Proved properties	(b)	$6,315	$10,386
Unproved properties	(c)	2,355	394
Gathering, processing and other facilities	15-25	258	251
Construction in progress	(c)	218	541
Other	3-40	148	181
Total properties and equipment, at cost		9,294	11,753
Accumulated depreciation, depletion and amortization		(1,893)	(4,911)
Properties and equipment—net		$7,401	$6,842
__________

(a)	Estimated useful lives are presented as of December 31, 2015.

(b)	Proved properties are depreciated, depleted and amortized using the units-of-production method (see Note 1).

(c)	Unproved properties and construction in progress are not yet subject to depreciation and depletion.
We recorded a $2.3 billion impairment of the Piceance Basin properties which is reflected in the amounts as of December 31, 2015. On August 17, 2015 we completed the Acquisition of RKI. See Note 2 for additional detail related to the Acquisition.
During 2014, we purchased oil and natural gas properties in the San Juan Basin for $150 million. The properties purchased included both producing wells and undeveloped locations. Approximately $50 million of the purchase price was

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Unproved properties consist primarily of non-producing leasehold in the Permian, San Juan and Williston Basins.
Asset Retirement Obligations
Our asset retirement obligations relate to producing wells, gas gathering well connections and related facilities. At the end of the useful life of each respective asset, we are legally obligated to plug producing wells and remove any related surface equipment and to cap gathering well connections at the wellhead and remove any related facility surface equipment.
A rollforward of our asset retirement obligations for the years ended 2015 and 2014 is presented below.

	2015	2014
	(Millions)
Balance, January 1	$201	$308
Liabilities incurred	28	19
Liabilities settled	(2)	(2)
Liabilities associated with assets sold	—	(65)
Estimate revisions	(4)	(78)
Accretion expense(a)	13	19
Balance, December 31(b)	$236	$201
Amount reflected as current	$4	$3
__________

(a)	Accretion expense is included in lease and facility operating expense on the Consolidated Statements of Operations.

(b)	Asset retirement obligations for our Piceance Basin assets were approximately $133 million as of December 31, 2015.
Estimate revisions in 2014 are primarily associated with decreases in anticipated plug and abandonment costs.
Note 7. Accounts Payable and Accrued and Other Current Liabilities
Accounts Payable
The following table presents a summary of our accounts payable as of the dates indicated below.

	December 31,
	2015	2014
	(Millions)
Trade	$125	$215
Accrual for capital expenditures	70	313
Royalties	103	125
Other	30	59
	$328	$712

Accrued and other current liabilities
The following table presents a summary of our accrued and other current liabilities as of the dates indicated below.

	December 31,
	2015	2014
	(Millions)
Taxes other than income taxes	$71	$41
Accrued interest	82	53
Compensation and benefit related accruals	61	55
Gathering and transportation	8	7
Gathering and transportation related to exited areas	56	6
Accrued income taxes	41	3
Other, including other loss contingencies	30	12
	$349	$177
Note 8. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated below.

	December 31,
	2015 (a)	2014 (a)
	(Millions)
5.250% Senior Notes due 2017	$355	$400
7.500% Senior Notes due 2020	500	—
6.000% Senior Notes due 2022	1,100	1,100
8.250% Senior Notes due 2023	500	—
5.250% Senior Notes due 2024	500	500
Credit facility agreement	265	280
Other	1	1
Total debt	$3,221	$2,281
Less: Current portion of long-term debt	1	1
Total long-term debt	$3,220	$2,280
Less: Debt issuance costs	$31	$20
Total long-term debt, net(b)	$3,189	$2,260
__________

(a)	Interest paid on debt totaled $120 million and $97 million for 2015 and 2014, respectively.

(b)	Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.

Subsequent to December 31, 2015, we have borrowed an additional $110 million on our revolving credit facility. Also subsequent to December 31, 2015, we have repurchased $51 million of long-term notes due in 2017.

Senior Notes
On July 22, 2015, we completed our debt offering of (a) $500 million aggregate principal amount of 7.500% senior unsecured notes due 2020 (the “2020 Notes”) and (b) $500 million aggregate principal amount of 8.250% senior unsecured notes due 2023 (the “2023 Notes”).
The notes are the Company’s senior unsecured obligations ranking equally with the Company’s other existing and future senior unsecured indebtedness. Interest is payable on the notes semiannually in arrears on February 1 and August 1 of each year commencing on February 1, 2016. The 2020 Notes will mature on August 1, 2020. The 2023 Notes will mature on August 1, 2023. The indenture contains covenants that, among other things, restrict the Company’s ability to grant liens on its assets and merge, consolidate or transfer or lease all or substantially all of its assets, subject to certain qualifications and exceptions. The

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

net proceeds from the offering of the 2020 and 2023 Notes was approximately $494 million for each note after deducting the initial purchasers’ discounts and our offering expenses. The proceeds were used to repay borrowings under our Credit Facility.
In September 2014, we issued $500 million aggregate principal amount of 5.250% Senior Notes due 2024 (“the 2024 Notes”) pursuant to our automatic shelf registration statement on Form S-3 filed with the Securities and Exchange Commission. The 2024 Notes were issued under an indenture, as supplemented by a supplemental indenture, each between us and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the offering of the 2024 Notes were approximately $494 million after deducting the initial purchasers’ discounts and our offering expenses. The proceeds were used to repay borrowings under our Credit Facility.
In November 2011, we issued $400 million aggregate principal amount of 5.250% Senior Notes due 2017 (the “2017 Notes”) and $1.1 billion aggregate principal amount of 6.000% Senior Notes due 2022 (the “2022 Notes”) pursuant to a private offering, and in June 2012 we exchanged these notes for registered 2017 Notes and 2022 Notes. The 2017 Notes and 2022 Notes were issued under an indenture between us and The Bank of New York Mellon Trust Company, N.A., as trustee.
The terms of the indentures governing our notes are substantially identical.
Optional Redemption. We have the option prior to maturity for the 2017 Notes, prior to July 1, 2020 for the 2020 Notes, prior to October 15, 2021 for the 2022 Notes, prior to June 1, 2023 for the 2023 Notes and prior to June 15, 2024 for the 2024 Notes to redeem some or all of such notes at a specified “make whole” premium as described in the indenture(s) governing the notes to be redeemed. We also have the option at any time or from time to time on or after July 1, 2020 to redeem the 2020 Notes, or on or after October 15, 2021 to redeem the 2022 Notes, or on or after June 1, 2023 to redeem the 2023 Notes and or on or after June 15, 2024, to redeem the 2024 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date as more fully described in the indenture.
During 2015, we repurchased approximately $45 million of the 2017 Notes. The Company's next debt maturity does not occur until 2020.
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
Credit Facility Agreement
Including the impact of amendments in July 2015, we have a $1.75 billion five-year senior unsecured revolving credit facility agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility matures on October 28, 2019. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. As

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

of December 31, 2015, the weighted average variable interest rate was 2.20% on the $265 million outstanding under the Credit Facility Agreement.
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
Under the amended revolving Credit Facility, if the Company’s Corporate Rating is (a) BB- or worse by S&P and Ba3 or worse by Moody’s or (b) B+ or worse by S&P or B1 or worse by Moody’s, the Company will be required to maintain a ratio of net present value of projected future cash flows from proved reserves, calculated in accordance with the terms of the Credit Facility, to Consolidated Indebtedness of at least 1.10 to 1.00 as of the last day of any fiscal quarter ending on or before December 31, 2016 and at least 1.50 to 1.00 thereafter unless and until (i) the Company’s Corporate Rating is (A) BBB- or better with S&P (without negative outlook or negative watch) or (B) Baa3 or better by Moody’s (without negative outlook or negative watch) and (ii) the other of the two Corporate Ratings is at least BB+ by S&P or Ba1 by Moody’s. As of December 31, 2015, our credit rating with S&P was BB, positive outlook and our credit rating with Moody's is Ba1, negative outlook. Subsequent to December 31, 2015, our credit ratings were downgraded to BB-, negative outlook and B2, negative outlook with S&P and Moody's, respectively.
In addition, the Company is required to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDAX of not greater than 4.50 to 1.00 as of the last day of any fiscal quarter ending on or before December 31, 2016 and 4.00 to 1.00 thereafter, unless at such time the Company’s Corporate Ratings are equal to, or better than, Baa3 or BBB- by at least one of S&P and Moody’s and not less than BB+ or Ba1 by the other such agency. Furthermore, the ratio of Consolidated Indebtedness to Consolidated Total Capitalization is not permitted to be greater than 60 percent and the Company may not permit the ratio of Consolidated EBITDAX to Consolidated Interest Charges to be less than 2.5 to 1.00 for the life of the agreement.
As of December 31, 2015, we were in compliance with our financial covenants and had full access to the Credit Facility.
Interest on borrowings under the Credit Facility Agreement are payable at rates per annum equal to, at our option: (1) a fluctuating base rate equal to the Alternate Base Rate plus the Applicable Rate, or (2) a periodic fixed rate equal to LIBOR plus the Applicable Rate. The Alternate Base Rate will be the highest of (i) the federal funds rate plus 0.5%, (ii) The Wells Fargo Bank, National Association, publicly announced prime rate, and (iii) one-month LIBOR plus 1.0%. The Applicable Rate is defined in the Credit Facility Agreement and is determined by which interest rate we select and the ratings of our long-term unsecured debt. At December 31, 2015, the Applicable Rate was 1.875% on our LIBOR loans and 0.875% on our alternate base rate loans. Additionally, we will be required to pay a commitment fee, based on the ratings of our long-term unsecured debt, on the unused portion of the commitments under the Credit Facility Agreement. At December 31, 2015, the commitment fee rate was 0.30%.
The Credit Facility Agreement contains customary representations and warranties and affirmative, negative and financial covenants which were made only for the purposes of the Credit Facility Agreement and as of the specific date (or dates) set forth therein, and may be subject to certain limitations as agreed upon by the contracting parties. The covenants limit, among other things, the ability of our subsidiaries to incur indebtedness; our and our subsidiaries' ability to grant certain liens, materially change the nature of our or their business, make investments, guarantees, loans or advances in non-subsidiaries or enter into certain hedging agreements; the ability of our material subsidiaries to enter into certain restrictive agreements; our and our material subsidiaries' ability to enter into certain affiliate transactions; and our ability to merge or consolidate with any person or sell all or substantially all of our assets to any person. We and our subsidiaries are also prohibited from using the proceeds under the Credit Facility in violation of Sanctions (as defined in the Credit Facility). In addition, the representations, warranties and covenants contained in the Credit Facility Agreement may be subject to certain exceptions and/or standards of materiality applicable to the contracting parties that differ from those applicable to investors.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Letters of Credit
WPX has also entered into three bilateral, uncommitted letter of credit (“LC”) agreements. These LC agreements provide WPX the ability to meet various contractual requirements and incorporate terms similar to those found in the Credit Facility Agreement. At December 31, 2015, a total of $233 million in letters of credit have been issued.
Note 9. Provision (Benefit) for Income Taxes
The following table includes the provision (benefit) for income taxes from continuing operations.

	Years Ended December 31,
	2015	2014	2013
	(Millions)
Provision (benefit):
Current:
Federal	$(4)	$(3)	$(29)
State	7	1	1
	3	(2)	(28)
Deferred:
Federal	(869)	76	(549)
State	(49)	1	(47)
	(918)	77	(596)
Total provision (benefit)	$(915)	$75	$(624)

The following table provides reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the realized provision (benefit) for income taxes.

	Years Ended December 31,
	2015	2014	2013
	(Millions)
Provision (benefit) at statutory rate	$(893)	$71	$(604)
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	(35)	2	(31)
State income tax legislation change (net of federal benefit)	—	9	—
Effective state income tax rate change (net of federal benefit)	8	(9)	(3)
Other	5	2	14
Provision (benefit) for income taxes	$(915)	$75	$(624)

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table includes significant components of deferred tax liabilities and deferred tax assets.

	December 31,
	2015	2014
	(Millions)
Deferred tax liabilities:
Properties and equipment	$988	$738
Derivatives, net	155	170
Other, net	1	17
Total deferred tax liabilities	1,144	925
Deferred tax assets:
Accrued liabilities and other	248	124
Alternative minimum tax credits	114	60
Loss carryovers	441	51
Other, net	—	32
Total deferred tax assets	803	267
Less: valuation allowance	124	114
Total net deferred tax assets	679	153
Net deferred tax liabilities	$465	$772
Net cash payments (refunds) for income taxes were $(8) million, $9 million and $(26) million in 2015, 2014 and 2013, respectively.
As a result of the sale of Apco in the first quarter of 2015, we no longer have foreign operations and the associated tax liabilities. The closing of the Apco sale resulted in a $42 million capital loss for which a valuation allowance was established in 2014.
Significant changes to our operations during 2015 resulted in changes to our anticipated future state apportionment for our estimated state deferred tax liability. As a result of these changes and the differing state tax rates, we accrued an additional $9 million of deferred tax expense in 2015. Tax reform legislation that was enacted by the state of New York on March, 31, 2014 had an impact on us as a result of our marketing activities in the state. As a result, we recorded an additional $9 million of deferred tax expense in the first quarter of 2014. However, due to announced asset sales in fourth-quarter 2014, our state effective tax rate decreased resulting in a $8 million deferred tax benefit.
The acquisition of the stock of RKI in third-quarter 2015 (see Note 2) resulted in an increase to our deferred tax liabilities of $693 million as of the Acquisition date. Included in this amount are deferred tax assets for federal net operating loss (“NOL”) carryovers of $125 million, minimum tax credits of $50 million and state NOL carryovers of $7 million.
The Company has federal NOL carryovers of approximately $902 million at December 31, 2015, including the RKI NOL, that will not begin to expire until 2032. In addition, we have $47 million of capital loss carryovers at December 31, 2015, that will begin to expire in 2020.
The Company has state NOL carryovers, including the RKI carryovers, of approximately $2.0 billion and $875 million at 2015 and 2014, respectively, of which more than 98 percent expire after 2029.
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax is subject to various limitations under the Internal Revenue Code (the Code). The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an Ownership Change). As of December 31, 2015, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for RKI effective with the Acquisition. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the Acquisition.
We have recorded valuation allowances against deferred tax assets attributable primarily to certain state NOL carryovers as well as our federal capital loss carryover. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent we also consider future taxable income exclusive of

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and the circumstances surrounding the actual realization of related tax assets. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income, or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies.
In previous periods, our deferred income tax liabilities and assets have been separated into current and noncurrent amounts. The company adopted ASU No. 2015-17: Balance Sheet Classification of Deferred Taxes as of December 31, 2015. See Note 1 for further discussion.
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
As of December 31, 2015, the Company has no significant unrecognized tax benefits. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position will result in a significant increase or decrease of an unrecognized tax benefit.
Note 10. Contingent Liabilities and Commitments
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
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs sought monetary damages and a declaratory judgment enjoining

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

activities relating to production, payments and future reporting. This matter was removed to the United States District Court for New Mexico where the court denied plaintiffs' motion for class certification. In August 2012, a second potential class action was filed against us in the United States District Court for the District of New Mexico by mineral interest owners in New Mexico and Colorado. Plaintiffs claim breach of contract, breach of the covenant of good faith and fair dealing, breach of implied duty to market both in Colorado and New Mexico and violation of the New Mexico Oil and Gas Proceeds Payment Act, and seek declaratory judgment, accounting and injunction. At this time, we believe that our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.
Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The guidelines for New Mexico properties were revised slightly in September 2013 as a result of additional work performed by the ONRR. The revisions did not change the basic function of the original guidance. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in Colorado though such guidelines are expected in the future. However, the timing of any such guidance is uncertain and, independent of the issuance of additional guidance, ONRR asked producers to attempt to evaluate the deductibility of these fees directly with the midstream companies that transport and process gas. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments, and the effect could be material to our results of operations. Interpretive guidelines on the applicability of certain deductions in the calculation of federal royalties are extremely complex and may vary based upon the ONRR’s assessment of the configuration of processing, treating and transportation operations supporting each federal lease. Correspondence in 2009 with the ONRR’s predecessor did not take issue with our calculation regarding the Piceance Basin assumptions, which we believe have been consistent with the requirements. From January 2009 through December 2015, our deductions used in the calculation of the royalty payments in states other than New Mexico associated with conventional gas production total approximately $114 million.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
At December 31, 2015, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of December 31, 2015 and December 31, 2014, the Company had accrued approximately $17 million and $16 million, respectively, for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Commitments
As part of managing our commodity price risk, we utilize contracted pipeline capacity to move our natural gas production and third party gas purchases to other locations in an attempt to obtain more favorable pricing differentials. Our commitments under these contracts as of December 31, 2015 are as follows:

(Millions)
2016	$140
2017	130
2018	116
2019	104
2020	91
Thereafter	105

Total	$686
In conjunction with our exit of the Powder River Basin, we recorded liabilities associated with certain pipeline capacity obligations held by our marketing company of which $29 million and $84 million is recorded in accrued and other current liabilities and other noncurrent liabilities, respectively, as of December 31, 2015. Commitments related to these pipeline agreements for 2016 and beyond total $139 million and are included in the table above. Also included in the table is approximately $527 million of transportation obligations primarily associated with our Piceance Basin of which $104 million will be assumed by the purchaser (see Note 16 of Notes to Consolidated Financial Statements).

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

We have certain commitments, for natural gas gathering and treating services, which total $524 million, including approximately $106 million associated with our Piceance Basin operations that will be assumed by the purchaser, $92 million associated with our exit from the Powder River Basin and $33 million associated with gathering commitments in a portion of our Appalachian Basin operations (see Notes 3, 5 and 16 of the Notes to Consolidated Financial Statements). Liabilities associated with the Powder River Basin of $19 million and $40 million were recorded in accrued and other current liabilities and other noncurrent liabilities, respectively, as of December 31, 2015. In addition, we accrued approximately $23 million related to the abandonment of a portion of our Appalachian Basin operations, of which $20 million is recorded in other noncurrent liabilities as of December 31, 2015. Commitments other than those associated with our Piceance Basin operations will be settled over approximately eight years.
Future minimum annual rentals under noncancelable operating leases as of December 31, 2015, are payable as follows:

(Millions)
2016	$28
2017	23
2018	12
2019	7
2020	7
Thereafter	9

Total	$86
Total rent expense, excluding amounts capitalized, was $30 million, $27 million and $27 million in 2015, 2014 and 2013, respectively. Rent charges incurred for drilling rig rentals are capitalized under the successful efforts method of accounting; however, charges for rig release penalties or long term standby charges are expensed as incurred.
Note 11. Employee Benefit Plans
WPX has a defined contribution plan which matches dollar-for-dollar up to the first 6 percent of eligible pay per period. Employees also receive a non-matching annual employer contribution of equal to 8 percent of eligible pay if they are age 40 or older and 6 percent of eligible pay if they are under age 40. Total contributions to this plan were $15 million, $17 million and $16 million for 2015, 2014 and 2013, respectively. Approximately $9 million and $10 million were included in accrued and other current liabilities at December 31, 2015 and December 31, 2014, respectively, related to the non-matching annual employer contribution.
Note 12. Stock-Based Compensation
WPX Energy, Inc. 2013 Incentive Plan
We have an equity incentive plan (“2013 Incentive Plan”) and an employee stock purchase plan (“ESPP”). The 2013 Incentive Plan authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The number of shares of common stock authorized for issuance pursuant to all awards granted under the 2013 Incentive Plan is 19.6 million shares. The 2013 Incentive Plan is administered by either the full Board of Directors or a committee as designated by the Board of Directors, determined by the grant. Our employees, officers and non-employee directors are eligible to receive awards under the 2013 Incentive Plan.
The ESPP allows domestic employees the option to purchase WPX common stock at a 15 percent discount through after-tax payroll deductions. The purchase price of the stock is the lower of either the first or last day of the biannual offering periods, followed with the 15 percent discount. The maximum number of shares that shall be made available under the purchase plan is 1 million shares, subject to adjustment for stock splits and similar events. The first offering under the ESPP commenced on March 1, 2012 and ended on June 30, 2012. Subsequent offering periods are from January through June and from July through December. Employees purchased 191 thousand shares at an average price of $7.05 per share during 2015.
Employee stock-based awards
Stock options are valued at the date of award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period. The purchase price per share for stock options may not be less than the market price of the underlying stock on the date of grant.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Stock options generally become exercisable over a three-year period from the date of grant and generally expire ten years after the grant.
Restricted stock units are generally valued at fair value on the grant date and generally vest over three years. Restricted stock unit compensation cost, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.
Total stock-based compensation expense reflected in general and administrative expense for the years ended December 31, 2015, 2014 and 2013 was $35 million, $35 million and $31 million, respectively. Measured but unrecognized stock-based compensation expense at December 31, 2015 was $37 million. This amount is comprised of $1 million related to stock options and $36 million related to restricted stock units. These amounts are expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
The following summary reflects stock option activity and related information for the year ended December 31, 2015.

	WPX Plan
Stock Options	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
	(Millions)		(Millions)
Outstanding at December 31, 2014(a)	3.1	$14.80	$2
Granted	—	$—
Exercised	(0.2)	$10.33
Forfeited	—	$—
Outstanding at December 31, 2015	2.9	$15.07	$—
Exercisable at December 31, 2015	2.7	$14.75	$—
__________

(a)	Includes approximately 137 thousand shares held by Williams' employees at a weighted average price of $10.64 per share at December 31, 2014.
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $319 thousand, $13 million and $5 million, respectively.
The following summary provides additional information about stock options that are outstanding and exercisable at December 31, 2015.

	WPX Plan
	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
	(Millions)		(Years)	(Millions)		(Years)
$ 6.02 to $12.32	0.9	$9.79	3.0	0.9	$9.79	3.0
$ 14.41 to $17.47	1.2	$15.97	5.0	1.1	$15.92	4.6
$18.16 to $19.95	0.3	$18.21	6.4	0.3	$18.21	6.4
$20.21 to $21.81	0.5	$20.62	4.0	0.4	$20.37	2.8
Total	2.9	$15.07	4.4	2.7	$14.75	4.0

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The estimated fair value at date of grant of options for our common stock in each respective year, using the Black-Scholes option pricing model, is as follows:

	WPX Plan
	2015	2014	2013
Weighted-average grant date fair value of options granted	$—	$18.94	$6.04
Weighted-average assumptions:
Dividend yield	—	—	—
Volatility	—%	43.0%	42.8%
Risk-free interest rate	—%	1.85%	1.06%
Expected life (years)	0.0	5.9	6.0
For 2014 and 2013, we determined that the Williams stock option grant data was not relevant for valuing WPX options; therefore the Company used the SEC simplified method. The expected volatility is based primarily on the historical volatility of comparable peer group stocks. The risk free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life is assumed based on the SEC simplified method.
Cash received from stock option exercises was $2 million, $14 million and $4 million during 2015, 2014 and 2013, respectively.
Nonvested Restricted Stock Units
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2015.

	WPX Plan
Restricted Stock Units	Shares	Weighted- Average Fair Value(a)
	(Millions)
Nonvested at December 31, 2014	5.1	$17.58
Granted	3.1	$10.24
Forfeited	(0.1)	$14.89
Vested	(2.2)	$18.34
Nonvested at December 31, 2015	5.9	$13.34
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

Other restricted stock unit information

	WPX Plan
	2015	2014	2013
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$10.24	$18.37	$14.97
Total fair value of restricted stock units vested during the year (millions)	$40	$33	$18
Performance-based shares granted represent 25 percent of nonvested restricted stock units outstanding at December 31, 2015. These grants may be earned at the end of a three-year period based on actual performance against a performance target. Expense associated with these performance-based grants is recognized in periods after performance targets are established. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 13. Stockholders’ Equity
On July 22, 2015, we completed equity offerings of (a) 30 million shares of our common stock for gross proceeds of approximately $303 million, before underwriter discounts and commissions of $10.5 million, at the public offering price of $10.10 per share and (b) $350 million of aggregate liquidation preference of 6.25% series A mandatory convertible preferred stock (“Mandatory Convertible Preferred Stock”) as further described below.
On August 17, 2015, we issued 40 million unregistered shares of our common stock to RKI shareholders as part of the consideration under our merger agreement. The estimated fair value of the shares on the Acquisition date was $296 million. These shares were registered in December 2015. See Note 2 for further discussion of the Acquisition.
Common Stock
Each share of our common stock entitles its holder to one vote in the election of each director. No share of our common stock affords any cumulative voting rights. Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. No dividends on our common stock were declared or paid for 2015, 2014 or 2013. No shares of common stock are subject to redemption or have preemptive rights to purchase additional shares of our common stock or other securities.
Subject to certain exceptions, so long as any share of our Mandatory Convertible Preferred Stock remains outstanding, no dividend or distribution shall be declared or paid on the shares of the Company’s common stock or any other class or series of junior stock, and no common stock or any other class or series of junior or parity stock shall be purchased, redeemed or otherwise acquired for consideration by the Company or any of its subsidiaries unless all accumulated and unpaid dividends for all preceding dividend periods have been declared and paid upon, or a sufficient sum of cash or number of shares of the Company’s common stock has been set apart for the payment of such dividends upon, all outstanding shares of Mandatory Convertible Preferred Stock.
Preferred Stock
Our amended and restated certificate of incorporation authorizes our Board of Directors to establish one or more series of preferred stock. Unless required by law or by any stock exchange on which our common stock is listed, the authorized shares of preferred stock will be available for issuance without further action. Rights and privileges associated with shares of preferred stock are subject to authorization by our Board of Directors and may differ from those of any and all other series at any time outstanding. As of December 31, 2015, there were 7 million shares of our 6.25% series A Mandatory Convertible Preferred Stock (as described below) issued and outstanding.
Series A Mandatory Convertible Preferred Stock
On July 22, 2015, we issued 7 million shares, $0.01 par value, pursuant to a registered public offering, of our 6.25% Series A Mandatory Convertible Preferred Stock at $50 per share, for gross proceeds of approximately $350 million, before underwriting discounts and commissions of $10.5 million. The underwriters did not exercise their option to purchase additional shares.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

On October 2, 2015, our Board of Directors approved a quarterly dividend of $0.85938 per share to holders of our Mandatory Convertible Preferred Stock. The dividend was paid on November 2, 2015, to holders of record of our Mandatory Convertible Preferred Stock at the close of business on October 15, 2015. On November 12, 2015, our Board of Directors approved a quarterly dividend of $0.78125 per share to holders of our Mandatory Convertible Preferred Stock. The dividend was paid on February 1, 2016, to holders of record of our Mandatory Convertible Preferred Stock at the close of business on January 15, 2016.
Note 14. Fair Value Measurements
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

•
Level 2—Inputs are other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. Our Level 2 measurements primarily consist of over-the-counter (“OTC”) instruments such as forwards, swaps and options. These options, which hedge future sales of production, are structured as costless collars, calls or swaptions and are financially settled. They are valued using an industry standard Black-Scholes option pricing model. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings.

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
The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash and margin deposits approximate fair value due to the nature of the instrument and/or the short-term maturity of these instruments.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(Millions)				(Millions)
Energy derivative assets	$—	$441	$—	$441	$14	$517	$5	$536
Energy derivative liabilities	$—	$15	$—	$15	$32	$10	$—	$42
Total debt(a)	$—	$2,495	$—	$2,495	$—	$2,218	$—	$2,218
__________

(a)	The carrying value of total debt, excluding capital leases and debt issuance costs, was $3,220 million and $2,280 million as of December 31, 2015 and 2014, respectively.
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
Forward, swap, option and swaption contracts included in Level 2 are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of our production, are structured as costless collars, calls or swaptions and are financially settled. All of our financial options are valued using an industry standard Black-Scholes option pricing model. In connection with several natural gas and crude oil swaps entered into, we granted swaptions and calls to the swap counterparties in exchange for receiving premium hedged prices on the natural gas and crude oil swaps. These swaptions and calls grant the counterparty the option to enter into future swaps with us. Significant inputs into our Level 2 valuations include commodity prices, implied volatility and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.
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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at December 31, 2015, consist primarily of natural gas index transactions that are used to manage our physical requirements.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the years ended December 31, 2015 or 2014.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table presents a reconciliation of changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.

	Years ended December 31,
	2015	2014	2013
	(Millions)
Beginning balance	$5	$—	$(1)
Realized and unrealized gains (losses):
Included in income (loss) from continuing operations	(1)	5	(2)
Included in other comprehensive income (loss)	—	—	—
Purchases, issuances, and settlements	(4)	—	3
Transfers out of Level 3	—	—	—
Ending balance	$—	$5	$—
Unrealized gains included in income (loss) from continuing operations relating to instruments still held at December 31	$—	$5	$(1)
Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues in our Consolidated Statements of Operations.
As previously noted, we evaluate our long-lived assets for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. On several occasions in the past three years, we considered the significant declines in forward natural gas, oil and NGL prices as compared to the previous respective period’s forward prices to be indicators of a potential impairment. As a result, we assessed the carrying value of our producing properties and costs of acquired unproved reserves for impairments as of the dates of those declines. Our assessments utilized estimates of future cash flows, including in some instances potential disposition proceeds. Significant judgments and assumptions in these assessments include estimates of proved, probable and possible reserve quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), expectation for market participant drilling plans, expected capital costs and an applicable discount rate commensurate with the risk of the underlying cash flow estimates. In each of the three years ended December 31, 2015, our assessments identified certain properties with a carrying value in excess of their calculated fair values and as a result, we recorded impairment charges. The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

	Total losses for the years ended December 31,
	2015 (a)	2014 (b)	2013 (c)
	(Millions)
Impairments:
Producing properties and costs of acquired unproved reserves (Note 3 and Note 5)	$2,308	$20	$1,055
Unproved leasehold	26	—	317
Equity method investment (Note 5)	—	—	20
	$2,334	$20	$1,392
__________

(a)
As a result of our impairment assessment in 2015, we recorded the following significant impairment charges, for which the fair value measured for these properties at December 31, 2015 was estimated to be approximately $880 million:

•
$2,308 million impairment charge related to natural gas-producing properties in the Piceance Basin. Significant assumptions in valuing these properties included estimated cash flows from a potential divestment.

•	$26 million impairment charge on our unproved leasehold acreage in the Piceance Basin as a result of the impairment of the producing properties in conjunction with a potential divestment.

(b)
As a result of our impairment assessment in 2014, we recorded the following significant impairment charges, including those reflected in discontinued operations, for which the fair value measured for these properties at December 31, 2014 was estimated to be approximately $11 million:

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

(c)
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

Note 15. Derivatives and Concentration of Credit Risk
Energy Commodity Derivatives
Risk Management Activities
We are exposed to market risk from changes in energy commodity prices within our operations. We utilize derivatives to manage exposure to the variability in expected future cash flows from forecasted sales of crude oil, natural gas and natural gas liquids attributable to commodity price risk.
We produce, buy and sell crude oil, natural gas and natural gas liquids at different locations throughout the United States. To reduce exposure to a decrease in revenues from fluctuations in commodity market prices, we enter into futures contracts, swap agreements, and financial option contracts to mitigate the price risk on forecasted sales of crude oil, natural gas and natural gas liquids. We have also entered into basis swap agreements to reduce the locational price risk associated with our producing basins. Our financial option contracts are either purchased or sold options, or a combination of options that comprise a net purchased option, zero-cost collar or swaptions.
We also may enter into forward contracts to buy and sell natural gas to maximize the economic value of transportation agreements. To reduce exposure to a decrease in margins from fluctuations in natural gas market prices, we may enter into futures contracts, swap agreements, and financial option contracts to mitigate the price risk associated with these contracts. Derivatives for transportation economically hedge the expected cash flows generated by those agreements.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of December 31, 2015.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)
Crude Oil
Crude Oil	2016	Fixed Price Swaps	WTI	(27,549)	$61.70
Crude Oil	2016	Basis Swaps	Midland	(5,000)	$(0.45)
Crude Oil	2016	Fixed Price Calls	WTI	(1,243)	$55.75
Crude Oil	2016	Swaptions	WTI	(1,257)	$57.15
Crude Oil	2017	Fixed Price Swaps	WTI	(9,304)	$61.66
Crude Oil	2017	Swaptions	WTI	(1,500)	$59.00
Natural Gas
Natural Gas	2016	Fixed Price Swaps	Henry Hub	(412)	$3.63
Natural Gas	2016	Basis Swaps	NGPL	(5)	$(0.23)
Natural Gas	2016	Basis Swaps	Permian	(33)	$(0.17)
Natural Gas	2016	Basis Swaps	Rockies	(230)	$(0.21)
Natural Gas	2016	Basis Swaps	San Juan	(100)	$(0.18)
Natural Gas	2016	Basis Swaps	SoCal	(45)	$(0.01)
Natural Gas	2017	Fixed Price Swaps	Henry Hub	(93)	$3.22
Natural Gas	2017	Basis Swaps	Rockies	(50)	$(0.21)
Natural Gas	2017	Basis Swaps	San Juan	(33)	$(0.16)
Natural Gas	2017	Basis Swaps	SoCal	(10)	$—
Natural Gas	2017	Fixed Price Calls	Henry Hub	(16)	$4.50
Natural Gas	2017	Swaptions	Henry Hub	(65)	$4.19
Natural Gas	2018	Fixed Price Calls	Henry Hub	(16)	$4.75

__________

(a)
Derivatives related to crude oil production are fixed price swaps settled on the business day average and swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, calls, swaptions and costless collars. In connection with several natural gas and crude oil swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the natural gas and crude oil swaps. These swaptions and calls grant the counterparty the option to enter into future swaps with us.

(b)	Crude oil volumes are reported in Bbl/day and natural gas volumes are reported in BBtu/day.

(c)	The weighted average price for crude oil is reported in $/Bbl and the natural gas is reported in $/MMBtu.

Derivatives primarily related to transportation
The following table sets forth the derivative notional volumes of the net long (short) positions of derivatives primarily related to transportation contracts, which are included in our commodity derivatives portfolio as of December 31, 2015. The weighted average price is not reported since the notional volumes represent a net position comprised of buys and sells with positive and negative transaction prices.

Commodity	Period	Contract Type (a)	Location (b)	Notional Volume (c)
Natural Gas	2016	Index	Multiple	(17)
__________

(a)	We enter into exchange traded fixed price and basis swaps, over-the-counter fixed price and basis swaps, physical fixed price transactions and transactions with an index component.

(b)	We transact at multiple locations primarily around our core assets to maximize the economic value of our transportation and asset management agreements.

(c)	Natural gas volumes are reported in BBtu/day.

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

	December 31,
	2015		2014
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Derivatives related to production not designated as hedging instruments	$441	$15	$517	$10
Derivatives related to physical marketing agreements not designated as hedging instruments	—	—	19	32
Total derivatives not designated as hedging instruments	$441	$15	$536	$42

For the periods ended December 31, 2015, 2014 and 2013, respectively, the Company had no energy commodity derivatives designated as cash flow hedges.
The following table presents the net gain (loss) related to our energy commodity derivatives.

	Years Ended December 31,
	2015	2014	2013

Gain (loss) from derivatives related to production not designated as hedging instruments(a)	$438	$515	$(57)
Gain (loss) from derivatives related to physical marketing agreements not designated as hedging instruments(b)	(20)	(81)	(67)
Net gain (loss) on derivatives not designated as hedges	$418	$434	$(124)
__________

(a)	Includes settlements totaling $650 million for the year ended December 31, 2015, and payments totaling $4 million and $11 million for the years ended December 31, 2014 and 2013, respectively.

(b)	Includes payments totaling $33 million, $120 million and $6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The cash flow impact of our derivative activities is presented in the Consolidated Statements of Cash Flows as changes in current and noncurrent derivative assets and liabilities.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Cash Collateral Posted(Received)	Net Amount
December 31, 2015	(Millions)
Derivative assets with right of offset or master netting agreements	$441	$(14)	$—	$427
Derivative liabilities with right of offset or master netting agreements	$(15)	$14	$—	$(1)

December 31, 2014
Derivative assets with right of offset or master netting agreements	$536	$(25)	$—	$511
Derivative liabilities with right of offset or master netting agreements	$(42)	$25	$17	$—
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
As of December 31, 2015, we didn't have any collateral posted to derivative counterparties, including zero initial margin to clearinghouses or exchanges to enter into positions or maintenance margin for changes in fair value of those positions, to support the aggregate fair value of our net $1 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. At December 31, 2014, we had collateral totaling $26 million posted to derivative counterparties, which includes $9 million of initial margin to clearinghouses or exchanges to enter into positions and $17 million of maintenance margin for changes in fair value of those positions, to support the aggregate fair value of our net $17 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which included a reduction of less than $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was less than $1 million at both December 31, 2015 and December 31, 2014.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Accounts receivable
The following table summarizes concentration of receivables, net of allowances, by product or service as of December 31.

	2015	2014
	(Millions)
Receivables by product or service:
Sale of natural gas, crude and related products and services	$168	$340
Joint interest owners	100	106
Other	44	13
Total	$312	$459
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
We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2015, 2014 and 2013, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.
The following table summarizes the gross and net credit exposure from our derivative contracts as of December 31, 2015.

Counterparty Type	Gross Total	Net Total
	(Millions)
Financial institutions (Investment Grade)(a)	$442	$428
Credit reserves	(1)	(1)
Credit exposure from derivatives	$441	$427
__________

(a)
We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 in investment grade.

Our seven largest net counterparty positions represent approximately 99 percent of our net credit exposure from derivatives and are all with investment grade counterparties. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Other
At December 31, 2015, we held collateral support of approximately $45 million, either in the form of cash, letters of credit or surety bond, related to our gas management sale agreements.
Collateral support for our commodity agreements include letters of credit and guarantees of payment by credit worthy parties.
Revenues
During 2015, 2014 and 2013, BP Energy Company accounted for 9 percent, 13 percent and 16 percent of our consolidated revenues, respectively. During 2015, 2014 and 2013, Southern California Gas Company accounted for 7 percent, 8 percent and 11 percent of our consolidated revenues, respectively. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

Note 16. Subsequent Events
On February 9, 2016 we signed an agreement to sell our Piceance Basin operations to Terra Energy Partners LLC (“Terra”), for $910 million. The agreement requires Terra to assume approximately $104 million in transportation obligations held by our marketing company. Additionally, Terra will be assigned a portion of WPX's natural gas derivatives with a fair value of $82 million as of December 31, 2015. The parties expect to close the sale in the second quarter of 2016.
The Piceance Basin represents 52 percent of our total proved reserves at December 31, 2015 and 58 percent of our total production for 2015.
WPX has a variety of options for the Piceance Basin proceeds, including debt reduction, additional drilling, infrastructure investments such as expanding its Permian Basin gathering system, and buying out of any retained transportation obligations.
The following unaudited pro forma condensed consolidated financial statements apply certain pro forma adjustments to the historical consolidated financial statements of WPX Energy, Inc. The pro forma adjustments give effect to the probable disposition of our operations in the Piceance Basin (“Disposition”). It is anticipated that these operations will qualify as discontinued operations and as a result would be reclassified from income (loss) from continuing operations to discontinued operations in accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification in future filings.
The unaudited pro forma condensed consolidated statements of operations for the three years ended December 31, 2015 give effect to the reclassification of the results of the Piceance Basin from continuing operations. The unaudited pro forma condensed balance sheet as of December 31, 2015 assumes the transaction occurred on December 31, 2015.
The unaudited pro forma condensed consolidated financial statements are presented for illustrative purposes only to reflect the Disposition and do not represent what our results of operations or financial position would actually have been had the Disposition occurred on the dates noted above, or project our results of operations or financial position for any future periods. The unaudited pro forma condensed consolidated financial statements are intended to provide information about the continuing impact of the Disposition as if it had been consummated earlier and do not represent any conclusions about whether such operations of the Piceance Basin will be reported as discontinued operations. The pro forma adjustments are based on available information and certain assumptions that management believes are factually supportable and are expected to have a continuing impact on our results of operations. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma condensed consolidated financial statements have been made.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

	December 31, 2015
	WPX Energy, Inc. - As Reported	Disposition(a)	Pro Forma
	(Millions)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38	$910	$948
Accounts receivable, net of allowance	312	(55)	257
Derivative assets	376	(68)	308
Inventories	59	(13)	46
Margin deposits	1	—	1
Assets classified as held for sale	40	—	40
Other	24	(2)	22
Total current assets	850	772	1,622
Properties and equipment, net (successful efforts method of accounting)	7,401	(879)	6,522
Derivative assets	65	(14)	51
Other noncurrent assets	34	—	34
Total assets	$8,350	$(121)	$8,229
Liabilities and Equity
Current liabilities:
Accounts payable	$328	$(93)	$235
Accrued and other current liabilities	349	(50)	299
Derivative liabilities	13	—	13
Total current liabilities	690	(143)	547
Deferred income taxes	465	—	465
Long-term debt, net	3,189	—	3,189
Derivative liabilities	2	—	2
Asset retirement obligations	232	(133)	99
Other noncurrent liabilities	237	—	237
Contingent liabilities and commitments (Note 10)
Equity:
Stockholders’ equity:
Preferred stock	339	—	339
Common stock	3	—	3
Additional paid-in-capital	6,164	—	6,164
Accumulated deficit	(2,971)	155	(2,816)
Accumulated other comprehensive income (loss)	—	—	—
Total stockholders’ equity	3,535	155	3,690
Total liabilities and equity	$8,350	$(121)	$8,229
__________

(a)
Assumes receipt of $910 million of cash on December 31, 2015 for the assets and liabilities of Piceance Basin operations that are part of the probable Disposition. The $910 million purchase price does not assume any closing adjustments that will occur. The other amounts presented are the adjustments necessary to reflect the removal of the Piceance Basin assets and liabilities from our consolidated historical financial statements. These adjustments are based on available information and certain assumptions that management believes are factually supportable and may not represent the assets and liabilities that will be assumed by the buyer.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	WPX Energy Inc. - As Reported	Disposition(b)	Pro Forma
Revenues:	(Millions, except per share amounts)
Product revenues:	(Unaudited)
Oil and condensate sales	$514	$(20)	$494
Natural gas sales	563	(425)	138
Natural gas liquid sales	96	(73)	23
Total product revenues	1,173	(518)	655
Gas management	288	(2)	286
Net gain (loss) on derivatives not designated as hedges	418	—	418
Other	9	(2)	7
Total revenues	1,888	(522)	1,366
Costs and expenses:
Lease and facility operating	220	(75)	145
Gathering, processing and transportation	282	(218)	64
Taxes other than income	75	(13)	62
Gas management, including charges for unutilized pipeline capacity	262	(1)	261
Exploration	111	(26)	85
Depreciation, depletion and amortization	940	(412)	528
Impairment of producing properties and costs of acquired unproved reserves	2,308	(2,308)	—
Net (gain) loss on sales of assets	(349)	—	(349)
General and administrative	249	(39)	210
Acquisition costs	23	—	23
Other—net	67	(4)	63
Total costs and expenses	4,188	(3,096)	1,092
Operating income (loss)	(2,300)	2,574	274
Interest expense	(187)	—	(187)
Loss on extinguishment of acquired debt	(65)	—	(65)
Investment income, impairment of equity method investment and other	(2)	—	(2)
Income (loss) from continuing operations before income taxes	(2,554)	2,574	20
Provision (benefit) for income taxes	(915)	949	34
Income (loss) from continuing operations	$(1,639)	$1,625	$(14)

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2014
	WPX Energy Inc. - As Reported	Disposition(b)	Pro Forma
Revenues:	(Millions, except per share amounts)
Product revenues:	(Unaudited)
Oil and condensate sales	$724	$(55)	$669
Natural gas sales	1,002	(720)	282
Natural gas liquid sales	205	(185)	20
Total product revenues	1,931	(960)	971
Gas management	1,120	(10)	1,110
Net gain (loss) on derivatives not designated as hedges	434	—	434
Other	8	—	8
Total revenues	3,493	(970)	2,523
Costs and expenses:
Lease and facility operating	244	(101)	143
Gathering, processing and transportation	328	(257)	71
Taxes other than income	126	(38)	88
Gas management, including charges for unutilized pipeline capacity	987	(8)	979
Exploration	173	(72)	101
Depreciation, depletion and amortization	810	(447)	363
Impairment of producing properties and costs of acquired unproved reserves	20	(5)	15
Loss on sale of working interests in the Piceance Basin	196	(196)	—
General and administrative	271	(47)	224
Other—net	12	1	13
Total costs and expenses	3,167	(1,170)	1,997
Operating income (loss)	326	200	526
Interest expense	(123)	—	(123)
Investment income, impairment of equity method investment and other	1	—	1
Income (loss) from continuing operations before income taxes	204	200	404
Provision (benefit) for income taxes	75	73	148
Income (loss) from continuing operations	$129	$127	$256

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2013
	WPX Energy Inc. - As Reported	Disposition(b)	Pro Forma
Revenues:	(Millions, except per share amounts)
Product revenues:	(Unaudited)
Oil and condensate sales	$534	$(59)	$475
Natural gas sales	896	(637)	259
Natural gas liquid sales	228	(218)	10
Total product revenues	1,658	(914)	744
Gas management	891	(9)	882
Net gain (loss) on derivatives not designated as hedges	(124)	—	(124)
Other	6	(3)	3
Total revenues	2,431	(926)	1,505
Costs and expenses:
Lease and facility operating	227	(118)	109
Gathering, processing and transportation	350	(277)	73
Taxes other than income	102	(34)	68
Gas management, including charges for unutilized pipeline capacity	931	(4)	927
Exploration	423	(6)	417
Depreciation, depletion and amortization	858	(504)	354
Impairment of producing properties and costs of acquired unproved reserves	860	(88)	772
General and administrative	269	(51)	218
Other—net	12	—	12
Total costs and expenses	4,032	(1,082)	2,950
Operating income (loss)	(1,601)	156	(1,445)
Interest expense	(108)	—	(108)
Investment income, impairment of equity method investment and other	(19)	—	(19)
Income (loss) from continuing operations before income taxes	(1,728)	156	(1,572)
Provision (benefit) for income taxes	(624)	57	(567)
Income (loss) from continuing operations	$(1,104)	$99	$(1,005)
__________

(b)
Amounts presented are the adjustments necessary to reflect the removal of the results of operations of the Piceance Basin from our consolidated historical financial statements. These adjustments are based on available information and certain assumptions that management believes are factually supportable and may not be indicative of future results of operations of the Piceance Basin assets.

WPX Energy, Inc.
QUARTERLY FINANCIAL DATA
(Unaudited)
Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-share amounts)
2015
Revenues	$572	$284	$537	$495
Operating costs and expenses	$484	$431	$483	$492

Income (loss) from continuing operations	$22	$(23)	$(106)	$(1,532)
Income (loss) from discontinued operations	46	(7)	(124)	(2)
Net income (loss)	$68	$(30)	$(230)	$(1,534)
Amounts attributable to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$22	$(23)	$(110)	$(1,537)
Income (loss) from discontinued operations	45	(7)	(124)	(2)
Net income (loss)	$67	$(30)	$(234)	$(1,539)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.11	$(0.12)	$(0.44)	$(5.58)
Income (loss) from discontinued operations	0.22	(0.02)	(0.49)	(0.01)
Net income (loss)	$0.33	$(0.14)	$(0.93)	$(5.59)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.11	$(0.12)	$(0.44)	$(5.58)
Income (loss) from discontinued operations	0.21	(0.02)	(0.49)	(0.01)
Net income (loss)	$0.32	$(0.14)	$(0.93)	$(5.59)
2014
Revenues	$894	$727	$747	$1,125
Operating costs and expenses	$783	$659	$570	$656

Income (loss) from continuing operations	$—	$(144)	$46	$227
Income (loss) from discontinued operations	19	11	20	(8)
Net income (loss)	$19	$(133)	$66	$219
Amounts attributable to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$—	$(144)	$46	$227
Income (loss) from discontinued operations	18	9	16	(8)
Net income (loss)	$18	$(135)	$62	$219
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$—	$(0.71)	$0.23	$1.11
Income (loss) from discontinued operations	0.09	0.05	0.07	(0.03)
Net income (loss)	$0.09	$(0.66)	$0.30	$1.08
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$—	$(0.71)	$0.23	$1.10
Income (loss) from discontinued operations	0.09	0.05	0.07	(0.04)
Net income (loss)	$0.09	$(0.66)	$0.30	$1.06
The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to rounding.
Net income for first-quarter 2015 includes the following pre-tax items:

•	$41 million gain related to our divestment of APCO (see Note 3).

•	$69 million gain recorded for the sale of a portion of our Appalachian Basin operations (see Note 5).

•
During 2015, we executed a termination and settlement agreement to release us from a crude oil transportation and sales agreement in anticipation of entering into a different agreement with another third party with more favorable terms. As a result of this contract termination and settlement, we recorded an expense of approximately $22 million which is included in other-net on the Consolidated Statements of Operations (see Note 5).

Net loss for second-quarter 2015 includes the following pre-tax item:

•	$209 million gain recorded for the sale of a package of marketing contracts and release of certain related firm transportation capacity in the Northeast (see Note 5).
Net loss for third-quarter 2015 includes the following pre-tax items:

•	We completed the acquisition of privately held RKI and incurred additional $104 million costs related to this (see Note 2).

•	Discontinued operations had $187 million additional expense related to contract obligations as a result of the Powder River Basin sale closing (see Note 3).

•
$47 million exploratory impairments comprised of dry hole costs, impairments of exploratory area well costs and impairments of leasehold costs primarily associated with exploratory plays for which management has decided to cease any further exploration activities.

Net loss for fourth-quarter 2015 includes the following pre-tax items:

•	$2.3 billion of impairments costs on producing properties and leasehold (see Note 5).

•	$70 million gain on sale of a North Dakota gathering system (see Note 5).

•	$23 million related to gathering obligations in an area of the Appalachian Basin we exited in the fourth quarter of 2015 (see Note 5).
Net income for first-quarter 2014 includes the following item:

•	$9 million deferred tax expense to accrue for the impact of new legislation (see Note 9.)
Net loss for second-quarter 2014 includes the following pre-tax items:

•	$195 million loss on the sale of a portion of our working interests in certain Piceance Basin wells.

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
Net income for third-quarter 2014 includes the following pre-tax item:

•
$22 million exploratory impairments comprised of dry hole costs, impairments of exploratory area well costs and impairments of leasehold costs primarily associated with exploratory plays for which management has decided to cease any further exploration activities.

Net income for fourth-quarter 2014 includes the following pre-tax items:

•	$87 million of impairments of costs of producing properties, acquired unproved reserves and leasehold (see Note 5).

•
During 2014, we assigned our remaining natural gas storage capacity agreement to a third party and sold the remaining natural gas stored under this agreement for a total loss of approximately $18 million reflected in gas management expenses in the Consolidated Statements of Operations.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
(Unaudited)

We have significant continuing oil and gas producing activities primarily in the Permian Basin in Texas and New Mexico, the Williston Basin in North Dakota and the Piceance and San Juan Basins in the Rocky Mountain region, all of which are located in the United States. Until January 2015, we had international oil and gas producing activities, primarily in Argentina. The international activities through the date of the sale are reported as discontinued operations (see Note 3 of Notes to Consolidated Financial Statements). International net proved reserves, including amounts related to an equity method investment, were approximately 35 MMboe or less than 5 percent of our total domestic and international reserves at December 31, 2014. Other than noted below, the following information relates to our domestic oil and gas activities and excludes our gas management activities.
With the exception of Capitalized Costs and the Results of Operations for all years presented, the following information includes information through the completion of the sale of the Powder River Basin, which has been reported as discontinued operations in our consolidated financial statements. The Powder River Basin operations were sold in late 2015 and represented less than 5 percent of our total domestic proved reserves at December 31, 2014. Additionally, most of our Appalachian Basin assets were sold in early 2015 and also represented less than 5 percent of our total domestic proved reserves as of December 31, 2014. Subsequent to December 31, 2015, we entered into an agreement for the sale of our Piceance Basin properties (see Note 16 of Notes to Consolidated Financial Statements). The Piceance Basin properties represent approximately 52 percent of our reserves.
Capitalized Costs

	As of December 31,
	2015	2014
	(Millions)
Proved Properties	$6,478	$10,717
Unproved properties	2,355	394
	8,833	11,111
Accumulated depreciation, depletion and amortization and valuation provisions	(1,763)	(4,698)
Net capitalized costs	$7,070	$6,413
__________

•
Excluded from capitalized costs are equipment and facilities in support of oil and gas production of $292 million and $385 million, net, for 2015 and 2014, respectively. The $385 million at December 31, 2014 includes costs related to gathering assets sold or held for sale in 2015.

•	Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells including uncompleted development well costs and successful exploratory wells.

•	Unproved properties consist primarily of unproved leasehold costs.

Cost Incurred

	For the years ended December 31,
	2015	2014	2013
	(Millions)
Acquisition	$3,208	$294	$57
Exploration	84	92	104
Development	657	1,376	939
	$3,949	$1,762	$1,100
__________

•	Costs incurred include capitalized and expensed items.

•
Acquisition costs are as follows: costs in 2015 primarily relate to the allocated purchase price of RKI properties in the Permian-Delaware Basin (see Note 2 of Notes to Consolidated Financial Statements) and includes 53 MMboe of proved developed reserves. Costs in 2014 primarily relate to purchases of oil acreage in the San Juan Basin and include approximately 5 MMboe of proved reserves. The 2013 costs are primarily for undeveloped leasehold in exploratory areas targeting oil reserves.

•
Exploration costs include the costs incurred for geological and geophysical activity, drilling and equipping exploratory wells, including costs incurred during the year for wells determined to be dry holes, exploratory lease acquisitions and retaining undeveloped leaseholds. The 2015 amount primarily related to the drilling of Piceance Niobrara wells.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

•	Development costs include costs incurred to gain access to and prepare well locations for drilling and to drill and equip wells in our development basins.
Results of Operations

	For the years ended December 31,
	2015	2014	2013
	(Millions)
Revenues:
Oil and condensate sales	$514	$724	$534
Natural gas sales	563	1,002	896
Natural gas liquid sales	96	205	228
Net gain (loss) on derivatives not designated as hedges	438	515	(57)
Other revenues	9	8	6
Total revenues	1,620	2,454	1,607
Costs:
Lease and facility operating	220	244	227
Gathering, processing and transportation	282	328	350
Taxes other than income	75	126	102
Exploration	111	173	423
Depreciation, depletion and amortization	940	810	858
Impairment of certain proved properties	2,308	15	772
Impairment of costs of acquired unproved reserves	—	5	88
Net (gain) loss on sales of assets	(349)	196	—
General and administrative	242	264	262
Acquisition costs	23	—	—
Other (income) expense	67	12	12
Total costs	3,919	2,173	3,094
Results of operations	(2,299)	281	(1,487)
Provision (benefit) for income taxes	(845)	103	(543)
Exploration and production net income (loss)	$(1,454)	$178	$(944)
__________

•	Amounts for all years exclude the equity losses from our equity method investees. Net equity losses from these investees were $1 million and $21 million in 2014 and 2013, respectively.

•	Other revenues consist of activities that are an indirect part of the producing activities.

•
Exploration expenses include the costs of geological and geophysical activity, drilling and equipping exploratory wells determined to be dry holes and the cost of retaining undeveloped leaseholds including lease amortization and impairments. Additionally, exploration costs in 2015 and 2014 include impairments of certain exploratory well costs (see Note 5 of Notes to Consolidated Financial Statements). Exploration costs in 2015 include a $26 million impairment charge related to certain unproved leasehold in the Piceance Basin. Exploration costs in 2013 include a $317 million impairment to estimated fair value of unproved leasehold costs in the Appalachian Basin.

•	Depreciation, depletion and amortization includes depreciation of support equipment.

•
Other income (expense) includes $22 million as a result of a termination of a crude oil transportation and sales agreement. Also included is a $23 million charge related to the net present value of future obligations under a gathering agreement in an Appalachian area for which we plugged and abandoned our remaining wells in December 2015.

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

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

The following is a summary of changes in our domestic proved reserves including proved reserves in the Powder River Basin which is reported as discontinued operations. Excluded from the table are our international reserves that are primarily attributable to a consolidated subsidiary (Apco) which represented less than 5 percent of our total reserves. The international interests were sold in January 2015. In addition, the table includes proved reserves in the Piceance Basin. As of December 31, 2015, proved developed reserves and proved undeveloped reserves in the Piceance Basin were 228 MMboe and 75 MMboe, respectively.

	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	All Products (MMBoe)
Proved reserves at December 31, 2012	76.5	3,369.1	110.4	748.4
Revisions	3.5	308.3	(25.4)	29.5
Divestitures	—	(0.2)	—	—
Extensions and discoveries	28.8	312.0	8.1	88.9
Production	(5.9)	(359.4)	(7.4)	(73.2)
Proved reserves at December 31, 2013	102.9	3,629.8	85.7	793.6
Revisions	(7.7)	(198.3)	(13.4)	(54.1)
Purchases	4.2	6.0	0.8	6.0
Divestitures	(1.8)	(314.6)	(8.5)	(62.7)
Extensions and discoveries	42.4	362.1	12.5	115.2
Production	(9.2)	(335.4)	(6.3)	(71.4)
Proved reserves at December 31, 2014	130.8	3,149.6	70.8	726.6
Revisions	(31.9)	(624.6)	(14.0)	(150.0)
Purchases	39.8	205.6	20.7	94.7
Divestitures	—	(380.3)	—	(63.4)
Extensions and discoveries	17.1	116.9	5.1	41.6
Production	(13.1)	(277.0)	(7.3)	(66.5)
Proved reserves at December 31, 2015	142.7	2,190.2	75.3	583.0

Proved developed reserves:
December 31, 2013	36.8	2,265.2	48.6	463.0
December 31, 2014	60.0	2,090.0	43.9	452.3
December 31, 2015	83.0	1,618.2	49.5	402.2

Proved undeveloped reserves:
December 31, 2013	66.1	1,364.6	37.1	330.6
December 31, 2014	70.8	1,059.6	26.9	274.3
December 31, 2015	59.7	572.0	25.8	180.8
__________

•	Natural gas reserves are computed at 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.

•
Revision in 2015 primarily reflect 209 MMboe of negative revisions related to the decrease in the 12 month average prices partially offset by 59 MMboe of positive revisions due to decreased costs and well improvements. The 2015 revisions comprised 108 MMboe net negative revisions related to proved undeveloped locations and 42 MMboe net negative revisions related to proved developed locations. Revisions in 2014 primarily reflect 16 MMboe of net positive revisions to developed reserves and 70 MMboe of net negative revisions to undeveloped reserves. The 70 MMboe of net negative revisions were primarily due to a reduction in near-term drilling capital estimates and the related limitations imposed by the SEC five year rules. Revisions in 2013 reflects 22 MMboe related to developed reserves and 7 MMboe related to undeveloped reserves.

•	Purchases reflects the RKI acquisition of which 53.4 MMboe is proved developed and 41.3 MMboe is associated with proved undeveloped locations.

•
Divestitures in 2015 relate to sales of properties in the Powder River Basin (28 MMboe) and the Appalachian Basin (35 MMboe). Divestitures in 2014 primarily relate to the sale of working interests in the Piceance Basin (See Note 4 of Notes to Consolidated Financial Statements).

•
Extensions and discoveries in 2015 reflect 20.9 MMboe added for proved developed locations and 20.7 MMboe for proved undeveloped locations primarily related to our San Juan Gallup and Williston Basins. Extensions and discoveries in 2014 reflect 31 MMboe added for drilled locations and 84 MMboe added for new proved undeveloped locations. Extensions and discoveries in 2013 reflects 21 MMboe added for drilled locations and 68 MMboe added for

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

new undeveloped locations. The 2014 and 2013 extensions and discoveries were primarily in the Piceance Basin, Williston Basin, Appalachian Basin and San Juan Basin.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is based on the estimated quantities of proved reserves. Prices are based on the 12-month average price computed as an unweighted arithmetic average of the price as of the first day of each month, unless prices are defined by contractual arrangements. For the years ended December 31, 2015, 2014 and 2013, the average domestic combined natural gas and NGL equivalent price was $2.32, $4.34 and $3.63 per Mcfe, respectively. The average domestic oil price used in the estimates for the years ended December 31, 2015, 2014 and 2013 was $43.84, $83.62 and $92.16 per barrel, respectively. Future income tax expenses have been computed considering applicable taxable cash flows and appropriate statutory tax rates. The discount rate of 10 percent is as prescribed by authoritative guidance. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs.
Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Standardized Measure of Discounted Future Net Cash Flows

	As of December 31,
	2015	2014
	(Millions)
Future cash inflows	$12,391	$26,444
Less:
Future production costs	7,757	12,641
Future development costs	1,761	3,426
Future income tax provisions	—	2,519
Future net cash flows	2,873	7,858
Less 10 percent annual discount for estimated timing of cash flows	1,589	3,975
Standardized measure of discounted future net cash inflows	$1,284	$3,883
__________

•
Our historical tax basis (i.e. future deductions for taxable income calculation) of proved properties at December 31, 2015 is greater than the total future net cash flows before taxes; therefore, future taxable income would be less than zero.

•	Included in the $1,284 million of discounted future net cash inflows is $270 million related to the properties in the Piceance Basin.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures—(Continued)
(Unaudited)

Sources of Change in Standardized Measure of Discounted Future Net Cash Flows

	For the years ended December 31,
	2015	2014	2013
	(Millions)
Beginning of year	$3,883	$2,964	$1,949
Sales of oil and gas produced, net of operating costs	(541)	(1,324)	(1,040)
Net change in prices and production costs	(5,231)	303	1,198
Extensions, discoveries and improved recovery, less estimated future costs	254	1,761	1,282
Development costs incurred during year	276	592	414
Changes in estimated future development costs	1,213	143	(736)
Purchase of reserves in place, less estimated future costs	657	147	—
Sale of reserves in place, less estimated future costs	(397)	(391)	(3)
Revisions of previous quantity estimates	(374)	(536)	239
Accretion of discount	489	383	225
Net change in income taxes	1,073	(142)	(540)
Other	(18)	(17)	(24)
Net changes	(2,599)	919	1,015
End of year	$1,284	$3,883	$2,964

WPX Energy, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged (Credited) to Costs and Expenses	Other	Deductions	Ending Balance

2015:
Allowance for doubtful accounts—accounts and notes receivable(a)	$6	$5	$—	$(5)	$6
Deferred tax asset valuation allowance(b)	118	3	3	—	124
Price-risk management credit reserves—assets(a)(c)	1	—	—	—	1
2014:
Allowance for doubtful accounts—accounts and notes receivable(a)	$7	$—	$—	$(1)	$6
Deferred tax asset valuation allowance(b)	102	(1)	17	—	118
Price-risk management credit reserves—assets(a)(c)	—	—	1	—	1
2013:
Allowance for doubtful accounts—accounts and notes receivable(a)	11	(3)	—	(1)	7
Deferred tax asset valuation allowance(b)	19	80	3	—	102
 __________

(a)	Deducted from related assets.

(b)	Deducted from related assets, with a portion included in assets held for sale.

(c)	Included in revenues.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Fourth Quarter 2015 Changes in Internal Controls
There have been no changes during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2016 Annual meeting of Stockholders, or our 2016 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, under the headings “Proposal 1— Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership and Reporting Compliance.”

Item 11.	Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2016 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, under the headings “Executive Compensation” and “Compensation Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2016 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2016 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, under the headings “Corporate Governance” and “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2016 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015, under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1 and 2.

Page
Covered by report of Independent Registered Public Accounting Firm:
Consolidated balance sheets at December 31, 2015 and 2014	74
Consolidated statements of operations for each year in the three-year period ended December 31, 2015	75
Consolidated statements of comprehensive income (loss) for each year in the three-year period ended December 31, 2015	77
Consolidated statements of changes in equity for each year in the three-year period ended December 31, 2015	78
Consolidated statements of cash flows for each year in the three-year period ended December 31, 2015	79
Notes to consolidated financial statements	80
Schedule for each year in the three-year period ended December 31, 2015:
II — Valuation and qualifying accounts	129
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Not covered by report of independent auditors:
Quarterly financial data (unaudited)	121
Supplemental oil and gas disclosures (unaudited)	123
(a) 3 and (b). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Contribution Agreement, dated as of October 26, 2010, by and among Williams Production RMT Company, LLC, Williams Energy Services, LLC, Williams Partners GP LLC, Williams Partners L.P., Williams Partners Operating LLC and Williams Field Services Group, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s registration statement on Form S-1/A (File No. 333-173808) filed with the SEC on July 19, 2011)

2.2**
Agreement and Plan of Merger, dated October 2, 2014, by and among Pluspetrol Resources Corporation, Pluspetrol Black River Corporation and Apco Oil and Gas International Inc. (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on October 7, 2014)

2.3**
Agreement and Plan of Merger, dated as of July 13, 2015, by and among RKI Exploration & Production, LLC, WPX Energy, Inc. and Thunder Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

2.4**
Membership Interest Purchase Agreement by and Among WPX Energy Holdings, LLC, as Seller, WPX Energy, Inc., solely for purposes of Section 14.15, and Terra Energy Partners LLC, as Purchaser, dated February 8, 2016 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2016)

3.1
Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

3.2
Amended and Restated Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current report on Form 8-K (File No. 001-35322) filed with the SEC on November 15, 2013)

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

Exhibit No.	Description

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

10.11
WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011)(1)

10.12
Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.13
Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.14
Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.15
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)(1)

10.16
Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.17
WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.18
WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.19
Agreement, dated December 17, 2013, between WPX Energy, Inc. and Taconic Capital Advisors LP (incorporated herein by reference to Exhibit 99.1 to WPX Energy, Inc.'s Current report on Form 8-K filed with the SEC on December 18, 2013).

10.20
Retirement Agreement, dated December 16, 2013, between WPX Energy, Inc. and Ralph A. Hill (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.'s Current report on Form 8-K filed with the SEC on December 17, 2013).

Exhibit No.	Description

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

10.31
Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.32
Form of Voting and Support Agreement, dated as of July 13, 2015, by and between WPX Energy, Inc. and the Member signatory thereto (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

10.33
First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing administrative agent and existing swingline lender, and Wells Fargo Bank, National Association, as successor administrative agent and successor swingline lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.34
Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.35
Registration Rights Agreement dated August 17, 2015, among WPX Energy, Inc. and the signatories thereto (incorporated herein by reference to Exhibit 10.35 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

12*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

Exhibit No.	Description

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

24.1*	Powers of Attorney

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

#	Certain portions have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC on December 5, 2011. Omitted information has been filed separately with the SEC.

*	Filed herewith

**	All schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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
Date: February 25, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Muncrief	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016

/s/ J. Kevin Vann	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2016

/s/ Stephen L. Faulkner	Controller (Principal Accounting Officer)	February 25, 2016

/s/ John A. Carrig*	Director	February 25, 2016

/s/ William R. Granberry*	Director	February 25, 2016

/s/ Robert K. Herdman*	Director	February 25, 2016

/s/ Kelt Kindick*	Director	February 25, 2016

/s/ Karl F. Kurz*	Director	February 25, 2016

/s/ Henry E. Lentz*	Director	February 25, 2016

/s/ George A. Lorch*	Director	February 25, 2016

/s/ William G. Lowrie*	Chairman of the Board	February 25, 2016

/s/ Kimberly S. Lubel*	Director	February 25, 2016

/s/ David F. Work*	Director	February 25, 2016

/s/ Stephen E. Brilz
*By:	Attorney-in-Fact	February 25, 2016