Form 10-Q
period 2016-03-31
WPX ENERGY, INC.
filed 2016-05-05
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at May 4, 2016 were 276,641,972.

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
Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:

•
availability of supplies (including the uncertainties inherent in assessing, estimating, acquiring and developing future oil and natural gas reserves), market demand, volatility of prices and the availability and cost of capital;

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

•	changes in maintenance and construction costs;

•	changes in the current geopolitical situation;

•	our exposure to the credit risk of our customers;

•	risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;

•	risks associated with future weather conditions;

•	acts of terrorism;

•	other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and

•	additional risks described in our filings with the Securities and Exchange Commission (“SEC”).
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$11	$38
Accounts receivable, net of allowance of $6 million as of March 31, 2016 and December 31, 2015	190	300
Derivative assets	240	308
Inventories	42	46
Assets classified as held for sale	1,056	178
Other	24	23
Total current assets	1,563	893
Properties and equipment (successful efforts method of accounting)	8,551	8,415
Less—accumulated depreciation, depletion and amortization	(2,047)	(1,893)
Properties and equipment, net	6,504	6,522
Derivative assets	41	51
Other noncurrent assets	32	927
Total assets	$8,140	$8,393

Liabilities and Equity
Current liabilities:
Accounts payable	$220	$278
Accrued and other current liabilities	223	301
Liabilities associated with assets held for sale	275	140
Current portion of long-term debt, net	304	1
Derivative liabilities	7	13
Total current liabilities	1,029	733
Deferred income taxes	505	465
Long-term debt, net	2,746	3,189
Derivative liabilities	18	2
Asset retirement obligations	100	99
Other noncurrent liabilities	227	370
Contingent liabilities and commitments (Note 9)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; 7 million shares issued at March 31, 2016 and December 31, 2015)	339	339
Common stock (2 billion shares authorized at $0.01 par value; 276.7 million shares issued at March 31, 2016 and 275.4 million shares issued at December 31, 2015)	3	3
Additional paid-in-capital	6,156	6,164
Accumulated deficit	(2,983)	(2,971)
Total stockholders’ equity	3,515	3,535
Total liabilities and equity	$8,140	$8,393
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues:	(Millions, except per-share amounts)
Product revenues:
Oil sales	$97	$112
Natural gas sales	25	41
Natural gas liquid sales	5	3
Total product revenues	127	156
Gas management	31	157
Net gain (loss) on derivatives (Note 11)	57	105
Other	1	2
Total revenues	216	420
Costs and expenses:
Lease and facility operating	42	35
Gathering, processing and transportation	16	17
Taxes other than income	11	15
Gas management, including charges for unutilized pipeline capacity	39	109
Exploration (Note 5)	9	7
Depreciation, depletion and amortization	152	117
Net (gain) loss on sales of assets (Note 5)	(198)	(69)
General and administrative	53	54
Other—net	2	22
Total costs and expenses	126	307
Operating income (loss)	90	113
Interest expense	(57)	(33)
Investment income and other	2	1
Income (loss) from continuing operations before income taxes	35	81
Provision (benefit) for income taxes (Note 8)	35	29
Income (loss) from continuing operations	—	52
Income (loss) from discontinued operations	(12)	16
Net income (loss)	(12)	68
Less: Net income (loss) attributable to noncontrolling interests	—	1
Comprehensive income (loss) attributable to WPX Energy, Inc.	(12)	67
Less: Dividends on preferred stock	5	—
Net income (loss) attributable to WPX Energy, Inc. common stockholders	$(17)	$67
Amounts attributable to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(5)	$52
Income (loss) from discontinued operations	(12)	15
Net income (loss)	$(17)	$67
Basic earnings (loss) per common share (Note 4):
Income (loss) from continuing operations	$(0.02)	$0.26
Income (loss) from discontinued operations	(0.04)	0.07
Net income (loss)	$(0.06)	$0.33
Basic weighted-average shares	276.1	204.1
Diluted earnings (loss) per common share (Note 4):
Income (loss) from continuing operations	$(0.02)	$0.25
Income (loss) from discontinued operations	(0.04)	0.07
Net income (loss)	$(0.06)	$0.32
Diluted weighted-average shares	276.1	205.9
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2015	$339	$3	$6,164	$(2,971)	$3,535
Comprehensive income (loss) attributable to WPX Energy, Inc.	—	—	—	(12)	(12)
Stock based compensation	—	—	(3)	—	(3)
Dividends on preferred stock	—	—	(5)	—	(5)
Balance at March 31, 2016	$339	$3	$6,156	$(2,983)	$3,515
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2016	2015
Operating Activities	(Millions)
Net income (loss)	$(12)	$68
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	161	216
Deferred income tax provision (benefit)	34	4
Provision for impairment of properties and equipment (including certain exploration expenses)	9	15
Amortization of stock-based awards	7	9
Gain on extinguishment of debt	(3)	—
Net gain on sales of domestic assets and international interests	(198)	(110)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	117	110
Inventories	4	(3)
Margin deposits and customer margin deposits payable	2	8
Other current assets	—	(5)
Accounts payable	(26)	(90)
Income taxes payable	(33)	—
Accrued and other current liabilities	(131)	(62)
Accrued liabilities for retained transportation and gathering contracts related to discontinued operations	(10)	—
Changes in current and noncurrent derivative assets and liabilities	96	30
Other, including changes in other noncurrent assets and liabilities	(1)	4
Net cash provided by operating activities(a)	16	194
Investing Activities
Capital expenditures(b)	(185)	(480)
Proceeds from sales of domestic assets and international interests	281	563
Other	(1)	4
Net cash provided by (used in) investing activities(a)	95	87
Financing Activities
Proceeds from common stock	1	2
Dividends paid on preferred stock	(5)	—
Borrowings on credit facility	370	181
Payments on credit facility	(460)	(461)
Payments for retirement of debt	(48)	—
Payments for credit facility amendment fees	(3)	—
Other	7	9
Net cash provided by (used in) financing activities	(138)	(269)
Net increase (decrease) in cash and cash equivalents	(27)	12
Cash and cash equivalents at beginning of period	38	70
Cash and cash equivalents at end of period	$11	$82
__________
(a) Amounts include activity related to discontinued operations. See Note 3 of Notes to Consolidated Financial Statements for discussion of discontinued operations.
(b) Increase to properties and equipment	$(170)	$(297)
Changes in related accounts payable and accounts receivable	(15)	(183)
Capital expenditures	$(185)	$(480)
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation and Description of Business
Description of Business
Operations of our company include oil, natural gas and NGL development, production, and gas management activities primarily located in Texas, North Dakota, New Mexico and Colorado. We specialize in development and production from tight-sands and shale formations in the Delaware, Williston and San Juan Basins. We also have operations and interests in the Appalachian and Green River Basins located in Pennsylvania and Wyoming. Associated with our commodity production are sales and marketing activities, referred to as gas management activities, that include the management of various commodity contracts, such as transportation and related derivatives, coupled with the sale of our commodity volumes.
In addition, we have operations in the Piceance Basin in Colorado, which were sold April 8, 2016. We also had operations for a portion of 2015 in the Powder River Basin in Wyoming, which were sold on September 1, 2015 and, until January 29, 2015, we had a 69 percent controlling interest in Apco Oil and Gas International Inc. (“Apco”), an oil and gas exploration and production company with activities in Argentina and Colombia. For all periods presented, the results of the Piceance Basin, Powder River Basin and Apco are reported as discontinued operations.
The consolidated businesses represented herein as WPX Energy, Inc. is also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 in the Company’s Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2016, results of operations for the three months ended March 31, 2016 and 2015, changes in equity for the three months ended March 31, 2016 and cash flows for the three months ended March 31, 2016 and 2015.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Our continuing operations comprise a single business segment, which includes the development, production and gas management activities of oil, natural gas and NGLs in the United States.
Discontinued Operations
On February 8, 2016, we signed an agreement to sell our Piceance Basin operations to Terra Energy Partners LLC (“Terra”) for $910 million. This transaction closed on April 8, 2016. The assets and liabilities have been classified as held for sale on the Consolidated Balance Sheet as of March 31, 2016 and the results of operations of the Piceance Basin have been reported as discontinued operations on the Consolidated Statements of Operations (see Note 3).
In addition, our discontinued operations include the results of the Powder River Basin sold in September 2015 and the results of our international interests sold in January 2015.
See Note 3 for a further discussion of discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations. Additionally, see Note 9 for a discussion of contingencies related to the former power business of The Williams Companies, Inc. (“Williams”) (most of which was disposed of in 2007).
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and has updated with additional ASUs. The core principles of the guidance in ASU 2014-09 are that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact, if any, of ASU 2014-09 to the Company's financial position, results of operations or cash flows.
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
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact, if any, of ASU 2016-02 to the Company's financial position, results of operations or cash flows.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact, if any, of ASU 2016-09 to the Company's financial position, results of operations or cash flows.
Note 2. Acquisition
On August 17, 2015, we completed the acquisition of privately held RKI Exploration & Production, LLC (“RKI”) (the “Acquisition”). The Acquisition qualified as a business combination, and as a result, we estimated the fair value of the underlying shares distributed, the assets acquired and the liabilities assumed as of the August 17, 2015 acquisition date as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following table presents the unaudited pro forma financial results for the three months ended March 31, 2015 as if the Acquisition and related financings had been completed January 1, 2015. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Acquisition occurred on the date assumed or for the period presented, nor is such information indicative of the Company’s expected future results of operations.

Three months ended March 31,
2015
(Millions)
Revenues	$491
Net income from continuing operations attributable to WPX Energy, Inc.	$44
Note 3. Discontinued Operations
On February 8, 2016, we signed an agreement with Terra to sell WPX Energy Rocky Mountain, LLC that holds our Piceance Basin operations for $910 million. The agreement also requires Terra to become financially responsible for approximately $104 million in transportation obligations held by our marketing company. Additionally, WPX Energy Rocky Mountain, LLC was assigned a portion of WPX's natural gas derivatives with a fair value of $105 million as of March 31, 2016. In addition to the novated hedges, WPX Energy Rocky Mountain, LLC executed natural gas derivatives in the first quarter of 2016, which had a net liability value of $31 million as of March 31, 2016. The parties closed this sale in April of 2016. These operations are included in our domestic results presented below. We also have certain pipeline capacity obligations held by our marketing company with total commitments for remainder of 2016 and thereafter of approximately $400 million. We may record a portion of these obligations if they meet the definition of exit activities in association with exiting the Piceance Basin. Also included in the domestic results for 2015 are the operations in the Powder River Basin sold in October 2015.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

On January 29, 2015, we completed the divestiture of our international interests and received net proceeds of $291 million after expenses but before $17 million of cash on hand at Apco as of the closing date. These non-operated international holdings comprised our international segment. We recorded a pretax gain of $41 million related to this transaction during first quarter 2015.
Summarized Results of Discontinued Operations

	Three months ended March 31, 2016	Three months ended March 31, 2015
	Domestic	Domestic	International	Total
	(Millions)
Total revenues	$68	$177	$15	$192
Costs and expenses:
Lease and facility operating	$17	$32	$4	$36
Gathering, processing and transportation	44	70	—	70
Taxes other than income	2	10	3	13
Gas management, including charges for unutilized pipeline capacity	3	—	—	—
Exploration	—	—	—	—
Depreciation, depletion and amortization	9	99	—	99
Impairment of assets held for sale	—	10	—	10
General and administrative	7	11	1	12
Other—net	—	3	—	3
Total costs and expenses	82	235	8	243
Operating income (loss)	(14)	(58)	7	(51)
Investment income and other	—	2	1	3
Gain on sale of international interests	—	—	41	41
Income (loss) from discontinued operations before income taxes	(14)	(56)	49	(7)
Provision (benefit) for income taxes(a)	(2)	(20)	(3)	(23)
Income (loss) from discontinued operations	$(12)	$(36)	$52	$16
__________
(a) International for the three months ended March 31, 2015, includes the reversal of certain U.S. deferred tax liabilities associated with Apco. The three months ended March 31, 2016 includes a valuation allowance on certain state tax carryovers.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Assets and Liabilities in the Consolidated Balance Sheets attributable to Discontinued Operations
As of March 31, 2016, the following table presents assets classified as held for sale and liabilities associated with assets held for sale related to our Piceance Basin operations.

March 31, 2016
Total
(Millions)
Assets classified as held for sale
Current assets:
Accounts receivable (including an affiliate receivable)	$39
Derivative assets	96
Inventories	12
Other	2
Total current assets	149
Properties and equipment, net	895
Derivative assets	12
Total assets classified as held for sale on the Consolidated Balance Sheets	$1,056

Liabilities associated with assets held for sale
Current liabilities:
Accounts payable	$75
Accrued and other current liabilities	31
Total current liabilities	106
Derivative liabilities	34
Other noncurrent liabilities	135
Total liabilities associated with assets held for sale on the Consolidated Balance Sheets	$275

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2015 the following table presents domestic assets classified as held for sale and liabilities associated with assets held for sale related to our Piceance Basin operations.

December 31, 2015
Total

Assets classified as held for sale
Current assets:
Accounts receivable (including an affiliate receivable)	$55
Derivative assets	68
Inventories	13
Other	2
Total current assets	138
Properties and equipment, net	879
Derivative assets	14
Total assets classified as held for sale—discontinued operations(a)	$1,031
Total assets classified as held for sale—continuing operations (Note 5)(b)	40
Total assets classified as held for sale on the Consolidated Balance Sheets(a)	$1,071

Liabilities associated with assets held for sale
Current liabilities:
Accounts payable	$93
Accrued and other current liabilities	47
Total current liabilities	140
Asset retirement obligations	133
Total liabilities associated with assets held for sale on the Consolidated Balance Sheets(a)	$273
__________
(a) Noncurrent assets and liabilities as of December 31, 2015 that are attributable to discontinued operations have been reflected in other noncurrent assets and liabilities on the Consolidated Balance Sheet as of December 31, 2015.
(b) Classified as current as of December 31, 2015.

Cash Flows Attributable to Discontinued Operations
Excluding income taxes and changes to working capital, total cash provided by domestic operating activities was $15 million and $52 million for the three months ended March 31, 2016 and 2015, respectively. In addition, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $10 million for the three months ended March 31, 2016. Cash provided by operating activities related to our international operations was $3 million for the three months ended March 31, 2015. Total cash used in investing activities related to domestic discontinued operations was $26 million and $125 million for the three months ended March 31, 2016 and 2015, respectively. Total cash used in investing activities related to our international operations was $15 million for the three months ended March 31, 2015.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 4. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended March 31,
	2016	2015
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc.	$—	$52
Less: Dividends on preferred stock	5	—
Income (loss) from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(5)	$52
Basic weighted-average shares	276.1	204.1
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	—	1.7
Stock options	—	0.1
Diluted weighted-average shares	276.1	205.9
Earnings (loss) per common share from continuing operations:
Basic	$(0.02)	$0.26
Diluted	$(0.02)	$0.25
__________
(a) For the three months ended March 31, 2016, 2.0 million weighted-average nonvested restricted stock units and 34.7 million common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders.
The table below includes information related to stock options that were outstanding at March 31, 2016 and 2015 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares.

	March 31,
	2016	2015
Options excluded (millions)	2.7	2.6
Weighted-average exercise price of options excluded	$15.24	$16.16
Exercise price range of options excluded	$6.02 - $21.81	$11.46 - $21.81
First quarter weighted-average market price	$5.10	$11.43
For the three months ended March 31, 2016 and 2015, approximately 2.2 million and 1.0 million, respectively, nonvested restricted stock units were antidilutive and were excluded from the computation of diluted weighted-average shares.
Note 5. Asset Sales, Other Expenses and Exploration Expenses
Asset Sales
On March 9, 2016, we completed the sale of our San Juan Basin gathering system for consideration of approximately $309 million to a portfolio company of ISQ Global Infrastructure Fund, a fund managed by I Squared Capital. The consideration reflects $285 million in cash, subject to closing adjustments, and a commitment estimated at $24 million in capital designated by the purchaser to expand the system to support WPX's development in the Gallup oil play. We are obligated to complete certain in-progress construction estimated to total approximately $7 million as of March 31, 2016. Under the terms of the agreement, WPX will continue to operate, at the direction of the owner, the gathering system for an initial term of two years with the opportunity to continue in ensuing years. The gathering system consists of more than 220 miles of oil, gas and water gathering lines that WPX installed in conjunction with drilling in the Gallup oil play where it made a discovery in 2013. As a result of this transaction, we recorded a $199 million gain in first-quarter 2016. We also accrued an additional $35 million of deferred gain reported in accrued and other current liabilities in the Consolidated Balance Sheet.
During the first quarter of 2015, we sold a portion of our Appalachian Basin operations and released certain firm transportation capacity to Southwestern Energy Company (NYSE: SWN) for approximately $288 million, before post-closing

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

adjustments. Including an estimate of post-closing adjustments of $17 million, we recorded a net gain of $69 million in first-quarter 2015.
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
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended March 31,
	2016	2015
	(Millions)
Geologic and geophysical costs	$—	$1
Unproved leasehold property impairment, amortization and expiration	9	6
Total exploration expenses	$9	$7
Note 6. Inventories
The following table presents a summary of our inventories as of the dates indicated below.

	March 31, 2016	December 31, 2015
	(Millions)
Material, supplies and other	$41	$44
Crude oil production in transit	1	2
Total inventories	$42	$46
Note 7. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated below.

	March 31, 2016	December 31, 2015
	(Millions)
5.250% Senior Notes due 2017	$304	$355
7.500% Senior Notes due 2020	500	500
6.000% Senior Notes due 2022	1,100	1,100
8.250% Senior Notes due 2023	500	500
5.250% Senior Notes due 2024	500	500
Credit facility agreement	175	265
Other	1	1
Total debt	$3,080	$3,221
Less: Current portion of long-term debt, net(a)	304	1
Total long-term debt	$2,776	$3,220
Less: Debt issuance costs on long-term debt(b)	30	31
Total long-term debt, net(b)	$2,746	$3,189
__________
(a) Includes debt issuance costs.
(b) Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Senior Notes
During the first quarter 2016, we repurchased approximately $51 million of our 5.250% senior unsecured notes due 2017 for $48 million. Subsequent to March 31, 2016, we redeemed an additional $87 million after we tendered for the remaining outstanding Senior Notes due in 2017.
See our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our previously issued senior notes.
Credit Facility
On March 18, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility, as amended, is now a $1.2 billion senior secured revolving credit facility with a maturity date of October 28, 2019. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. As of March 31, 2016, the weighted average variable interest rate was 4.75% on the $175 million outstanding under the Credit Facility Agreement.
    During any Collateral Trigger Period, loans under the Credit Facility will be subject to a Borrowing Base as calculated in accordance with the Provisions of the Credit Facility. As of March 18, 2016, the Borrowing Base was set at $1.025 billion. This Borrowing Base will remain in effect until the next Borrowing Base is re-determined pursuant to the Credit Facility. The next scheduled Re-determination date is October 1, 2016 and biannually thereafter.
Subject to the satisfaction of certain conditions set forth in the Credit Facility, during any Collateral Trigger Period (as described below), the Company may designate Loans under the Credit Facility as either General Loans, the proceeds of which may be used for the general purposes described above, or as Development Loans, the proceeds of which shall be used solely for the development of oil and gas property owned or leased by the Company and certain of its subsidiaries. Additionally, during any Collateral Trigger Period, the Loans shall be secured and the obligations outstanding under the Credit Facility shall be guaranteed, in each case, as more particularly described below.
On the date of the closing of the Credit Facility a Collateral Trigger Period shall be in effect and all Loans outstanding shall be deemed to be General Loans. The General Loans and the other General Secured Obligations outstanding under the Credit Facility will initially be guaranteed by certain subsidiaries of the Company (excluding subsidiaries holding Midstream Assets and subsidiaries meeting other customary exclusion criteria), as Guarantors, and secured by substantially all of the Company’s and the Guarantors’ assets (including oil and gas properties), subject to customary exceptions and carve outs (which shall also exclude Midstream Assets and the equity interests of subsidiaries holding Midstream Assets). Any Development Loans and any Development Secured Obligations shall be secured by certain oil, gas or other mineral properties developed with the proceeds thereof and not otherwise securing the General Secured Obligations. Such obligations will continue to be secured during any Collateral Trigger Period and such security interest shall terminate on the earlier of any applicable Collateral Trigger Termination Date (as described below) or the date on which all liens held by the Administrative Agent for the benefit of the secured parties are released pursuant to the terms of the Credit Facility.
The Collateral Trigger Period means, as applicable, (1) the period beginning on the date of the closing of the Credit Facility, as amended, and ending on the initial Collateral Trigger Termination Date and (2) each period beginning on a Collateral Trigger Date (as described below) and ending on the first Collateral Trigger Termination Date occurring after such Collateral Trigger Date.
The Collateral Trigger Date is the first date after any Collateral Trigger Termination Date on which either (1) the Company’s Corporate Rating is Ba3 or lower (or unrated) by Moody’s or BB- or lower (or unrated) by S&P or (2) the Company elects to have the Borrowing Base apply. The Collateral Trigger Termination Date is the first date following the date of the closing of the Credit Facility and the first date following any Collateral Trigger Date, as applicable, on which (1)(i) the Company’s Corporate Rating is BBB- or better by S&P (without negative outlook or negative watch) or (ii) Baa3 or better by Moody’s (without negative outlook or negative watch), provided that the other of the two Corporate Ratings is at least BB+ by S&P or Ba1 by Moody’s or (2) both (i) the ratio of Consolidated Net Indebtedness to Consolidated EBITDAX (for the most recently ended four consecutive fiscal quarters) is less than or equal to 3.00 to 1.00 and (ii) the Corporate Rating is (A) at least Ba1 by Moody’s and at least BB by S&P or (B) at least Ba2 by Moody’s and at least BB+ by S&P. If the Company elects to have the Borrowing Base apply, the Collateral Trigger Termination Date is the date the Company elects under the terms of the Credit Facility to no longer have the Borrowing Base apply.
Interest on borrowings under the Credit Facility is payable at rates per annum equal to, at the Company’s option: (1) a fluctuating base rate equal to the alternate base rate plus the applicable margin, or (2) a periodic fixed rate equal to LIBOR plus the applicable margin. The alternate base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) the Prime

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Rate, and (iii) one-month LIBOR plus 1.0 percent. The Company is required to pay a commitment fee based on the unused portion of the commitments under the Credit Facility. The applicable margin and the commitment fees during a Collateral Trigger Period are determined by reference to a utilization percentage as set forth in the Credit Facility. The applicable margin and the commitment fee other than during a Collateral Trigger Period are determined by reference to a pricing schedule based on the Company’s senior unsecured non-credit enhanced debt ratings.
During any Collateral Trigger Period, the Company is required to maintain a ratio of Consolidated Secured Indebtedness to Consolidated EBITDAX (for the most recently ended four consecutive fiscal quarters) of not greater than 3.25 to 1.00 as of the last day of any fiscal quarter ending on or before December 31, 2017 and 3.00 to 1.00 thereafter. During any Collateral Trigger Period, the Company may also not permit the ratio of consolidated current assets (including the unused amount of the Borrowing Base) of the Company and its consolidated subsidiaries to the consolidated current liabilities of the Company and its consolidated subsidiaries as of the last day of any fiscal quarter to be less than 1.0 to 1.0.
Other than during a Collateral Trigger Period, the Company is required to maintain a ratio of Consolidated Net Indebtedness to Consolidated EBITDAX (for the most recently ended four consecutive fiscal quarters) of not greater than 4.50 to 1.00 as of the last day of any fiscal quarter ending on or before December 31, 2016 and 4.00 to 1.00 thereafter, unless at such time the Company’s Corporate Ratings are equal to, or better than, Baa3 or BBB- by at least one of S&P and Moody’s and not less than BB+ or Ba1 by the other such agency. In addition, other than during a Collateral Trigger Period, the ratio of Consolidated Indebtedness to Consolidated Total Capitalization is not permitted to be greater than 60 percent and is applicable for the life of the agreement. Furthermore, other than during a Collateral Trigger Period, the Company may not permit the ratio of Consolidated EBITDAX (for the most recently ended four consecutive fiscal quarters) to Consolidated Interest Charges to be less than 2.5 to 1.00.
The Credit Facility contains customary representations and warranties and affirmative, negative and financial covenants (as described above) which were made only for the purposes of the Credit Facility and as of the specific date (or dates) set forth therein, and may be subject to certain limitations as agreed upon by the contracting parties. The covenants limit, among other things, the ability of the Company’s subsidiaries to incur indebtedness; the ability of the Company and its subsidiaries to grant certain liens, make restricted payments, materially change the nature of its or their business, make investments, guarantees, loans or advances in non-subsidiaries or enter into certain hedging agreements; the ability of the Company’s material subsidiaries to enter into certain restrictive agreements; the ability of the Company and its material subsidiaries to enter into certain affiliate transactions; the ability of the Company and its subsidiaries to redeem any senior notes; and the Company’s ability to merge or consolidate with any person or sell all or substantially all of its assets to any person. The Company and its subsidiaries are also prohibited from using the proceeds under the Credit Facility in violation of Sanctions (as defined in the Credit Facility). In addition, the representations, warranties and covenants contained in the Credit Facility are subject to certain exceptions and/or standards of materiality applicable to the contracting parties.
The Credit Facility includes customary events of default, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties in any material respect when made or when deemed made, violation of covenants, cross payment-defaults, cross acceleration, bankruptcy and insolvency events, certain unsatisfied judgments, a change of control and, during any secured period, the failure of the collateral documents to be in effect or a lien to be valid and perfected. If an event of default with respect to a borrower occurs under the Credit Facility, the lenders will be able to terminate the commitments and accelerate the maturity of the loans of the defaulting borrower under the Credit Facility and exercise other rights and remedies.
Letters of Credit
WPX has also entered into three bilateral, uncommitted letter of credit (“LC”) agreements most of which expire throughout 2016. These LC agreements provide WPX the ability to meet various contractual requirements and incorporate terms similar to those found in the Credit Facility. At March 31, 2016, a total of $231 million in letters of credit have been issued, a majority of which support interstate pipeline contracts. If these letter of credit agreements are not renewed, we may issue letters of credit under our Credit Facility.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 8. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended March 31,
	2016	2015
	(Millions)
Current:
Federal	$—	$—
State	—	(1)
	—	(1)
Deferred:
Federal	—	27
State	35	3
	35	30
Total provision (benefit)	$35	$29
The effective income tax rate for the three months ended March 31, 2016, differs from the federal statutory rate due to state tax adjustments resulting from the sale of our Piceance Basin operations in Colorado. We recorded $8 million of valuation allowances against Colorado loss and credit carryovers generated in prior years. We also increased our state effective tax rate by less than a half percent to reflect changes in our expected future apportionment among the states where we continue to operate which resulted in a $14 million increase of our deferred tax liability as of the beginning of the year.
The effective income tax rate for the three months ended March 31, 2015 differs from the federal statutory rate due to the effects of state income taxes.
We have recorded valuation allowances against deferred tax assets attributable primarily to certain state net operating loss (“NOL”) carryovers as well as our federal capital loss carryover. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income, or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies. We have not recorded a valuation allowance against our federal NOL carryover, but a valuation allowance could be required in future periods if the federal NOL carryover continues to increase or circumstances change. When assessing the need for a valuation allowance for the federal NOL carryover we primarily consider future reversals of existing taxable temporary differences.
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of March 31, 2016, we do not believe that an Ownership Change has occurred for WPX, but a change could occur in the future due to shareholders with new positions in our stock greater than 5 percent. An Ownership Change did occur for RKI effective with the Acquisition which resulted in an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the Acquisition.
As of March 31, 2016, the amount of unrecognized tax benefits is not material. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position will result in a significant increase or decrease of our unrecognized tax benefit.
Pursuant to our tax sharing agreement with Williams, we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre spin-off period for which we continue to have exposure to audit adjustments as part of Williams. We are not aware of any significant issues related to our business for which we would owe additional tax; however, the alternative minimum tax credit deferred tax asset that was allocated to us by Williams at the time of the spin-off could change due to audit adjustments unrelated to our business.
Note 9. Contingent Liabilities and Commitments
Royalty litigation
In September 2006, royalty-interest owners in Garfield County, Colorado, filed a class action suit in District Court, Garfield County, Colorado, alleging we improperly calculated oil and gas royalty payments, failed to account for proceeds received from the sale of natural gas and extracted products, improperly charged certain expenses, and failed to refund amounts

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

withheld in excess of ad valorem tax obligations. Plaintiffs sought to certify a class of royalty-interest owners, recover underpayment of royalties and obtain corrected payments related to calculation errors. We entered into a final partial settlement agreement. The partial settlement agreement defined the class for certification, resolved claims relating to past calculation of royalty and overriding royalty payments, established certain rules to govern future royalty and overriding royalty payments, resolved claims related to past withholding for ad valorem tax payments, established a procedure for refunds of any such excess withholding in the future, and reserved two claims for court resolution. We have prevailed at the trial court and all levels of appeal on the first reserved claim regarding whether we are allowed to deduct mainline pipeline transportation costs pursuant to certain lease agreements. The remaining claim is regarding whether we are required to have proportionately increased the value of natural gas by transporting that gas on mainline transmission lines and, if required, whether we did so and are entitled to deduct a proportionate share of transportation costs in calculating royalty payments. Plaintiffs have claimed damages of approximately $20 million plus interest for the period from July 2000 to July 2008. The court issued pretrial orders finding that we bear the burden of demonstrating enhancement of the value of gas in order to deduct transportation costs and that the enhancement test must be applied on a monthly basis in order to determine the reasonableness of post-production transportation costs. Trial occurred in December 2013 on the issue of whether we have met that burden. Following that trial, the court issued its order rejecting plaintiffs’ proposed standard and accepting our position as to the methodology to use in determining the standard by which our activity should be judged. We completed the accounting process under that standard and have obtained the court's approval. However, as we continue to believe our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and Colorado law, we appealed this matter to the Colorado Court of Appeals. In March, 2016, the Colorado Court of Appeals reversed the trial court’s judgment against us and adopted our position that transportation costs incurred after gas is made marketable are not subject to an enhancement test. Plaintiffs have now appealed that ruling to the Colorado Supreme Court. Plaintiffs have also filed a second class action lawsuit in the District Court, Garfield County containing similar allegations but related to subsequent time periods. The parties have agreed to stay the second lawsuit pending resolution of the first lawsuit.
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs sought monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter was removed to the United States District Court for New Mexico where the court denied plaintiffs' motion for class certification. In August 2012, a second potential class action was filed against us in the United States District Court for the District of New Mexico by mineral interest owners in New Mexico and Colorado. Plaintiffs claim breach of contract, breach of the covenant of good faith and fair dealing, breach of implied duty to market both in Colorado and New Mexico and violation of the New Mexico Oil and Gas Proceeds Payment Act, and seek declaratory judgment, accounting and injunctive relief. At this time, we believe that our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.
Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to our federal leases in New Mexico. The guidelines for New Mexico properties were revised slightly in September 2013 as a result of additional work performed by the ONRR. The revisions did not change the basic function of the original guidance. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in Colorado though such guidelines are expected in the future. However, the timing of any such guidance is uncertain and, independent of the issuance of additional guidance, ONRR asked producers to attempt to evaluate the deductibility of these fees directly with the midstream companies that transport and process gas. The issuance of similar guidelines in Colorado and other states could affect our previous royalty payments, and the effect could be material to our results of operations. Interpretive guidelines on the applicability of certain deductions in the calculation of federal royalties are extremely complex and may vary based upon the ONRR’s assessment of the configuration of processing, treating and transportation operations supporting each federal lease. Correspondence in 2009 with the ONRR’s predecessor did not take issue with our calculation regarding the Piceance Basin assumptions, which we believe have been consistent with the requirements. From April 2010 through March 2016, our deductions used in the calculation of the royalty payments in states other than New Mexico associated with conventional gas production total approximately $103 million.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
In the other cases, on July 18, 2011, the Nevada district court granted our joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the Federal Energy Regulatory Commission exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit issued its opinion in the In re: Western States Wholesale Antitrust Litigation, holding that the Natural Gas Act does not preempt the plaintiffs’ state antitrust claims and reversing the summary judgment previously entered in favor of the defendants. The U.S. Supreme Court granted Defendants' writ of certiorari. On April 21, 2015, the U.S. Supreme Court determined that the state antitrust claims are not preempted by the federal Natural Gas Act. Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposures at this time.
Other Indemnifications
Pursuant to various purchase and sale agreements relating to divested businesses and assets, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breaches of representations and warranties, tax liabilities, historic litigation, personal injury, environmental matters and rights-of-way.
At March 31, 2016, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of March 31, 2016 and December 31, 2015, the Company had accrued approximately $16 million for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Commitments
In conjunction with the sale of our San Juan Basin gathering system, our contractual obligations increased by approximately $370 million for gathering services to be provided by the purchaser over a ten year period.
Note 10. Fair Value Measurements
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

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$281	$—	$281	$—	$359	$—	$359
Energy derivative liabilities	$—	$25	$—	$25	$—	$15	$—	$15
Total debt(a)	$—	$2,402	$—	$2,402	$—	$2,495	$—	$2,495
__________

(a)	The carrying value of total debt, excluding capital leases and debt issuance costs, was $3,079 million and $3,220 million as of March 31, 2016 and December 31, 2015, respectively.
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
Our energy derivatives portfolio is largely comprised of over-the-counter products or like products and the tenure of our derivatives portfolio extends through the end of 2018. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes or market indications and documented on a monthly basis.
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

included in Level 3 were a net liability of less than $1 million at March 31, 2016, and consist primarily of natural gas index transactions that are used to manage our physical requirements.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended March 31, 2016 and 2015.
There have been no material changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.

Note 11. Derivatives and Concentration of Credit Risk
Energy Commodity Derivatives
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of March 31, 2016. The table below excludes any derivatives that are held for sale as of March 31, 2016 (see Note 3).

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Apr -Dec 2016	Fixed Price Swaps	WTI	(29,166)	$60.77
Crude Oil	Apr -Dec 2016	Basis Swaps	Midland-Cushing	(5,000)	$(0.45)
Crude Oil	Apr -Dec 2016	Fixed Price Calls	WTI	(827)	$55.75
Crude Oil	Apr -Dec 2016	Swaptions	WTI	(1,673)	$57.15
Crude Oil	2017	Fixed Price Swaps	WTI	(22,804)	$50.71
Crude Oil	2017	Swaptions	WTI	(3,264)	$51.22
Crude Oil	2017	Fixed Price Calls	WTI	(2,000)	$57.10
Crude Oil	2018	Fixed Price Calls	WTI	(2,000)	$57.10
Natural Gas
Natural Gas	Apr -Dec 2016	Fixed Price Swaps	Henry Hub	(147)	$3.93
Natural Gas	Apr -Dec 2016	Basis Swaps	NGPL	(5)	$(0.23)
Natural Gas	Apr -Dec 2016	Basis Swaps	Permian	(33)	$(0.17)
Natural Gas	Apr -Dec 2016	Basis Swaps	Rockies	(33)	$(0.33)
Natural Gas	Apr -Dec 2016	Basis Swaps	San Juan	(100)	$(0.18)
Natural Gas	Apr -Dec 2016	Basis Swaps	SoCal	(45)	$(0.01)
Natural Gas	2017	Fixed Price Swaps	Henry Hub	(30)	$2.70
Natural Gas	2017	Basis Swaps	Rockies	(20)	$(0.27)
Natural Gas	2017	Basis Swaps	San Juan	(33)	$(0.16)
Natural Gas	2017	Basis Swaps	SoCal	(10)	$—
Natural Gas	2017	Fixed Price Calls	Henry Hub	(16)	$4.50
Natural Gas	2017	Swaptions	Henry Hub	(65)	$4.19
Natural Gas	2018	Fixed Price Calls	Henry Hub	(16)	$4.75
Commodity	Period	Contract Type	Location(d)	Notional Volume (b)	Weighted Average Price (e)

Physical Derivatives
Natural Gas	Apr -Dec 2016	Index	Multiple	(78)	N/A
Natural Gas	2017	Index	Multiple	(16)	N/A
__________

(a)
Derivatives related to crude oil production are fixed price swaps, calls and swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, calls and swaptions. In connection with several natural gas and crude oil swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the natural gas and crude oil swaps. These swaptions grant the counterparty the option to enter into future swaps with us.

(b)	Crude oil volumes are reported in Bbl/day and natural gas volumes are reported in BBtu/day.

(c)	The weighted average price for crude oil price is reported in $/Bbl and natural gas is reported in $/MMBtu.

(d)	We transact at multiple locations primarily around our core assets to maximize the economic value of our transportation and asset management agreements.

(e)	Weighted average price is not reported since the notional volumes represent a net position comprised of buys and sells with positive and negative transaction prices.

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

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(Millions)
Derivatives related to production	$281	$25	$359	$15
Derivatives related to physical marketing agreements	—	—	—	—
Total derivatives	$281	$25	$359	$15
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting on derivative instruments. The following table presents the net gain (loss) related to our energy commodity derivatives.

	Three months ended March 31,
	2016	2015
	(Millions)
Gain (loss) from derivatives related to production(a)	$57	$122
Gain (loss) from derivatives related to physical marketing agreements(b)	—	(17)
Net gain (loss) on derivatives not designated as hedges	$57	$105
__________

(a)	Includes receipts totaling $132 million and $158 million for the three months ended March 31, 2016 and 2015, respectively.

(b)	Includes receipts totaling $1 million and payments totaling $23 million for the three months ended March 31, 2016 and 2015, respectively.
The cash flow impact of our derivative activities is presented in the Consolidated Statements of Cash Flows as changes in current and noncurrent derivative assets and liabilities.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Cash Collateral Posted (Received)	Net Amount
March 31, 2016	(Millions)
Derivative assets with right of offset or master netting agreements	$281	$(25)	$—	$256
Derivative liabilities with right of offset or master netting agreements	$(25)	$25	$—	$—

December 31, 2015
Derivative assets with right of offset or master netting agreements	$359	$(14)	$—	$345
Derivative liabilities with right of offset or master netting agreements	$(15)	$14	$—	$(1)
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
As of March 31, 2016, we had no collateral posted to derivative counterparties, to support the aggregate fair value of our less than $1 million net derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. There would have been no additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, at March 31, 2016.
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

We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2016 and 2015, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

counterparty with amounts we owe the counterparty under derivative contracts.

The following table presents the gross and net credit exposure from our derivative contracts as of March 31, 2016.

Counterparty Type	Gross Total	Net Total
	(Millions)
Financial institutions (Investment Grade)(a)	$281	$256
Credit exposure from derivatives	$281	$256

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
Other
Collateral support for our commodity agreements could include margin deposits, letters of credit, surety bonds and guarantees of payment by credit worthy parties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the selected historical consolidated financial data and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our 2015 Annual Report on Form 10-K. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q and our Annual Report on Form 10-K.
On February 8, 2016, we signed an agreement to sell our Piceance Basin operations to Terra Energy Partners LLC (“Terra”) for $910 million and closed the transaction on April 8, 2016. The results of operations of the Piceance Basin are reported as discontinued operations (see Note 3 of Notes to Consolidated Financial Statements). In addition, our discontinued operations include the results of the Powder River Basin sold in September 2015 and our international interests sold in January 2015 (see Note 3 of Notes to Consolidated Financial Statements).
Unless indicated otherwise, the following discussion relates to continuing operations.
On August 17, 2015, we completed the acquisition of privately-held RKI Exploration & Production, LLC (“RKI”). See Note 2 of Notes to Consolidated Financial Statements for further discussion of the acquisition of RKI.
Overview
The following table presents our production volumes and financial highlights for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Production Sales Data(a):
Volumes:
Oil (MBbls)	3,774	2,972
Natural gas (MMcf)	16,820	15,832
NGLs (MBbls)	708	379
Combined equivalent volumes (MBoe)(b)	7,285	5,990
Per day volumes:
Oil (MBbls/d)	41.5	33.0
Natural gas (MMcf/d)	185	176
NGLs (MBbls/d)	7.8	4.2
Per day combined equivalent volumes (MBoe/d)(b)	80.1	66.6
Financial Data (millions):
Total revenues	$216	$420
Operating income (loss)	$90	$113
Cash capital expenditures(c)	$185	$480
Capital expenditure activity(d)	$170	$297
 __________

(a)	Excludes production from our discontinued operations.

(b)	MBoe are converted using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.

(c)	Includes capital expenditures related to discontinued operations of $26 million and $140 million for the three months ended March 31, 2016 and 2015, respectively.

(d)	Includes capital expenditures related to discontinued operations of $24 million and $80 million for the three months ended March 31, 2016 and 2015, respectively
Our first-quarter 2016 operating results were $23 million unfavorable compared to first-quarter 2015. The primary unfavorable impacts include $56 million lower net gas management margin, a $48 million decrease in net gain on derivatives, and $29 million lower product revenues for the three months ended March 31, 2016 compared to the same period in 2015. Favorable impacts include a $198 million net gain on sales of assets for 2016 compared to $69 million in 2015.

Outlook
The oil and gas industry is in a challenging environment as evidenced by greatly reduced capital plans among our peers, reductions in workforces across the industry and concerns about liquidity. Our current liquidity should sustain us if there is a prolonged downturn. We have access to $1.025 billion under our renegotiated secured revolving credit agreement and in April received proceeds from the sale of WPX Energy Rocky Mountain LLC, which holds our Piceance operations. We have a variety of options for the Piceance proceeds, some of which may include leverage reduction through repayment of outstanding amounts under the Credit Facility and tendering for our Senior Notes due in 2017; additional drilling and completion of drilled locations; infrastructure investments such as expanding our Permian gathering system; and buying out of any retained transportation obligations. In addition, we have 30,438 barrels of oil per day hedged at $60.35 per barrel in 2016. For 2017, we have 22,804 Bbl per day of oil hedged at $50.71 per barrel. Over the past two years, we have been committed to the strategy of increasing oil production as a percentage of our overall production and increasing margins. This commitment has led to the transformation of the Company. Our primary focus will be on the Delaware Basin assets acquired in 2015. The asset scale and concentrated acreage position will allow for efficient, low-cost development activities over a number of years that will provide additional optionality to our portfolio and a more balanced commodity mix. A substantial portion of our future capital spending will be allocated to the Delaware Basin where expected returns are attractive even in the current commodity price environment. We will also continue our development of the oil plays in the Williston and San Juan Basins.
As we continue our transformation, we have the opportunity to improve our cost structure and ensure that our organization is in alignment with our growth objectives. Throughout 2016, we plan to continue the cost reduction efforts through reduced drilling times, efficient use of pad design and completion activities, and collaboration with our vendors to lower costs on goods and services; however, additional savings may not be as great as those seen in 2015. Additionally, we are challenging our levels of general and administrative costs. In February 2016, we announced our plans to close the Oklahoma City office by mid-year 2016. Also, after completion of our sale of the Piceance Basin and transition obligations, we expect to have further reductions to our cost structure. We will continue to further align our organizational size to achieve an optimal workforce conducive to the current pricing environment and future growth.
During the first three months of 2016, we incurred $161 million of drilling and completion expenditures, which includes $24 million associated with the Piceance assets through the closing date. Our 2016 drilling and completion capital program is expected to range from $350 million to $450 million. For the full-year 2016, we expect to spend $175 million to $225 million in the Delaware Basin while running an average of three rigs to develop our acreage. We expect to spend $100 million to $125 million in the Williston Basin and deploy one rig. We expect to spend $75 million to $90 million in the San Juan Basin, primarily in the Gallup Sandstone, with one rig.
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

•	continuing to pursue cost improvements and efficiency gains;

•	employing new technology and operating methods;

•	continuing to invest in projects to assess resources and add new development opportunities to our portfolio;

•	retaining the flexibility to make adjustments to our planned levels and allocation of capital investment expenditures in response to changes in economic conditions or business opportunities; and

•	continuing to maintain an active economic hedging program around our commodity price risks.
Potential risks or obstacles that could impact the execution of our plan include:

•	lower than anticipated energy commodity prices;

•	unavailability of capital either under our revolver or access to capital markets;

•	lower than expected results from acquisitions;

•	higher capital costs of developing our properties;

•	lower than expected levels of cash flow from operations;

•	counterparty credit and performance risk;

•	general economic, financial markets or industry downturn;

•	changes in the political and regulatory environments;

•	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment supplies, skilled labor or transportation; and

•	decreased drilling success.

With the exception of potential impairments, we continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. If impairments were required, the charges could be significant and may impact our financial ratios within our Credit Agreement covenants. The net book value of our predominantly oil proved properties is $3.7 billion and the net book value of our predominantly natural gas proved properties is approximately $300 million. In addition, the net book value associated with unproved leasehold is approximately $2.2 billion and is primarily associated with our Delaware Basin properties. See our discussion of impairment of long-lived assets in our critical accounting estimates discussion in our Annual Report on Form 10-K for the year ended December 31, 2015.
Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing oil and gas properties, we enter into derivative contracts for a portion of our future production (see Note 11 of Notes to Consolidated Financial Statements). We chose not to designate our derivative contracts associated with our future production as cash flow hedges for accounting purposes. For the remainder of 2016 and 2017, we have the following contracts as of the date of this filing shown at weighted average volumes and basin-level weighted average prices:

Crude Oil	Apr - Dec 2016		2017
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed-price—WTI	30,438	$60.35	22,804	$50.71
Swaptions—WTI	1,673	$57.15	3,264	$51.22
Fixed Price Calls—WTI	2,099	$52.69	2,000	$57.10
Basis swaps—Midland	5,000	$(0.45)	—	$—

Natural Gas	Apr - Dec 2016		2017
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed-price—Henry Hub	147	$3.93	90	$2.82
Swaptions—Henry Hub	—	$—	65	$4.19
Fixed Price Calls—Henry Hub	—	$—	16	$4.50
Basis swaps—NGPL	5	$(0.23)	—	$—
Basis swaps—Permian	33	$(0.17)	—	$—
Basis swaps—San Juan	100	$(0.18)	33	$(0.16)
Basis swaps—Rockies	33	$(0.33)	—	$—
Basis swaps—SoCal	45	$(0.01)	10	$—
As part of the agreement to sell our Piceance Basin operations to Terra Energy Partners LLC, WPX novated to WPX Energy Rocky Mountain, LLC fixed price Henry Hub swaps totaling 265 BBtu per day in April-December 2016 at a weighted average price of $3.463 per MMBtu and 2017 fixed price Henry Hub swaps totaling 93 BBtu per day at a weighted average price of $3.22. In addition to the novated hedges mentioned above, WPX Energy Rocky Mountain, LLC, pursuant to the sales agreement executed fixed price Henry Hub swaps in first quarter of 2016 totaling 279,267 BBtu from April 2016 through 2020 at a weighted average price of $2.77 per MMBtu. Any activity associated with these derivatives after February 8, 2016, are reported in discontinued operations.
Results of Operations
Operations of our company include oil, natural gas and NGL development, production and gas management activities primarily located in Texas, North Dakota, New Mexico and Colorado. Our development and production techniques specialize in production from tight-sands and shale formations in the Delaware, Williston and San Juan Basins. Associated with our commodity production are sales and marketing activities, referred to as gas management activities, which include the management of various commodity contracts, such as transportation and related derivatives, coupled with the sale of our commodity volumes.

Three Month-Over-Three Month Results of Operations
Revenue Analysis

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2016	2015
	(Millions)
Revenues:
Oil sales	$97	$112	$(15)	(13)%
Natural gas sales	25	41	(16)	(39)%
Natural gas liquid sales	5	3	2	67%
Total product revenues	127	156	(29)	(19)%
Gas management	31	157	(126)	(80)%
Net gain (loss) on derivatives	57	105	(48)	(46)%
Other	1	2	(1)	(50)%
Total revenues	$216	$420	$(204)	(49)%
Significant variances in the respective line items of revenues are comprised of the following:

•
$15 million decrease in oil sales reflects $45 million related to lower sales prices partially offset by a $30 million increase related to higher production sales volumes for 2016 compared to 2015. The increase in production sales volumes primarily relates to our Delaware Basin which was acquired in the third quarter of 2015. The Delaware Basin volumes were 12.0 MBbls per day for the first three months of 2016. The following table reflects oil production prices and volumes for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015

Oil sales (per barrel)	$25.62	$37.69
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	19.90	30.92
Oil net price including derivative settlements (per barrel)	$45.52	$68.61

Oil production sales volumes (MBbls)	3,774	2,972
Per day oil production sales volumes (MBbls/d)	41.5	33.0
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$16 million decrease in natural gas sales is primarily due to $19 million related to lower sales prices partially offset by a $3 million increase related to higher production sales volumes. The increase in our production sales volumes is due in part to our Delaware Basin which was acquired in the third quarter of 2015 as well as continued development in the Williston and San Juan Basins. The increase is partially offset by the impact of the sales of Appalachian Basin assets in the first quarter of 2015. The following table reflects natural gas production prices and volumes for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2106	2015

Natural gas sales (per Mcf)	$1.52	$2.59
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	3.41	4.17
Natural gas net price including derivative settlements (per Mcf)	$4.93	$6.76

Natural gas production sales volumes (MMcf)	16,820	15,832
Per day natural gas production sales volumes (MMcf/d)	185	176
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$2 million increase in natural gas liquids sales primarily reflects a $3 million increase related to production sales volumes for 2016 compared to 2015 partially offset by a $1 million related to lower sales prices. The following table reflects NGL production prices and volumes for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015

NGL sales (per barrel)	$7.14	$9.30

NGL production sales volumes (MBbls)	708	379
Per day NGL production sales volumes (MBbls/d)	7.8	4.2

•
$126 million decrease in gas management revenues is primarily due to lower average prices on physical natural gas sales as well as lower natural gas sales volumes. The decrease in volumes primarily relates to the sale of a package of marketing contracts in the second quarter of 2015 and release of certain related firm transportation capacity in the first and second quarters of 2015. The decrease in the sales price was greater than the decrease in the purchase price as reflected in the $70 million decrease in related gas management costs and expenses, discussed below.

•
$48 million unfavorable change in net gain (loss) on derivatives primarily reflects an unfavorable change in unrealized gains (losses) on derivatives related to production, primarily natural gas and crude. Settlements from our derivatives totaled $133 million and $135 million for the three months ended March 31, 2016 and 2015, respectively.

Cost and operating expense and operating income (loss) analysis

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2016	2015
	(Millions)
Costs and expenses:
Lease and facility operating	$42	$35	$(7)	(20)%
Gathering, processing and transportation	16	17	1	6%
Taxes other than income	11	15	4	27%
Gas management, including charges for unutilized pipeline capacity	39	109	70	64%
Exploration	9	7	(2)	(29)%
Depreciation, depletion and amortization	152	117	(35)	(30)%
Net (gain) loss on sales of assets	(198)	(69)	129	187%
General and administrative	53	54	1	2%
Other—net	2	22	20	91%
Total costs and expenses	$126	$307	$181	59%
Operating income (loss)	$90	$113	$(23)	(20)%

Significant components on our costs and expenses are comprised of the following:

•
$7 million increase in lease and facility operating expenses is primarily due to our Delaware Basin which was acquired in the third quarter of 2015. Lease and facility operating expense averaged $5.74 per Boe for the three months ended March 31, 2016 compared to $5.90 per Boe for the same period in 2015.

•	Gathering, processing and transportation charges averaged $2.17 per Boe for 2016 and $2.91 per Boe for 2015.

•
$4 million decrease in taxes other than income primarily relates to a lower rate in the Williston Basin and lower commodity prices. Taxes other than income averaged $1.47 per Boe for the three months ended March 31, 2016 compared to $2.45 per Boe for the same period in 2015.

•
$70 million decrease in gas management expenses is primarily due to lower natural gas purchase volumes, as previously discussed. Also included in gas management expenses are $10 million for both the three months ended March 31, 2016 and 2015 for unutilized pipeline capacity.

•
$35 million increase in depreciation, depletion and amortization is primarily due to our Delaware Basin, which was acquired in the third quarter of 2015, and a higher rate in 2016. The higher rate is due in part to our adjusting the proved reserves used for the calculation of depletion and amortization to reflect the impact of a decrease in the 12-month average price resulting in a $7 million addition to depreciation, depletion and amortization. Further decreases in the 12-month average price may result in additional increases in our depreciation, depletion and amortization expense. During the three months ended March 31, 2016, our depreciation, depletion and amortization averaged $20.93 per Boe compared to an average $19.56 per Boe for the same period in 2015.

•
$198 million net gain on sales of assets in 2016 primarily relates to the sale of the San Juan Basin gathering system while 2015 includes a $69 million gain on sale of a portion of our Appalachian Basin assets (see Note 5 of Notes to Consolidated Financial Statements).

•
General and administrative expenses include $3 million and $8 million in 2016 and 2015, respectively, for severance and relocation costs associated with workforce reductions and office consolidations. Offsetting the impacts of workforce reductions made in prior periods, are costs in 2016 related to our Delaware Basin which was acquired in the third quarter of 2015. We continue to challenge our levels of general and administrative costs, and we plan to further align our organizational size to achieve an optimal workforce conducive to the current pricing environment and future growth. General and administrative expenses averaged $7.34 per Boe for the three months ended March 31, 2016 compared to $8.94 per Boe for the same period in 2015. Excluding the severance and relocation costs, general and administrative expenses would have averaged $6.98 per Boe for 2016 and $7.57 per Boe for 2015.

•
$20 million decrease in other expenses primarily relates to expenses recorded in association with a contract termination in the first quarter of 2015 (see Note 5 of Notes to Consolidated Financial Statements).

Results below operating income (loss)

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2016	2015
	(Millions)
Operating income (loss)	$90	$113	$(23)	(20)%
Interest expense	(57)	(33)	(24)	(73)%
Investment income and other	2	1	1	100%
Income (loss) from continuing operations before income taxes	35	81	(46)	(57)%
Provision (benefit) for income taxes	35	29	(6)	(21)%
Income (loss) from continuing operations	—	52	(52)	(100)%
Income (loss) from discontinued operations	(12)	16	(28)	NM
Net income (loss)	(12)	68	(80)	NM
Less: Net income (loss) attributable to noncontrolling interests	—	1	(1)	(100)%
Net income (loss) attributable to WPX Energy, Inc.	$(12)	$67	$(79)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to $19 million associated with the notes issued in the second quarter of 2015 and $4 million related to expensing of certain previously capitalized costs associated with the amendment of our revolving credit facility.
Provision (benefit) for income taxes in 2016 changed unfavorably compared to 2015 due to state tax changes resulting from the sale of our Piceance Basin operations including $14 million for a state effective tax rate change and an $8 million valuation allowance recorded on Colorado loss and credit carryovers generated in prior years. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations in 2016 includes the Piceance Basin and certain retained gathering, processing and transportation costs related to the Powder River Basin while 2015 also includes our former international segment. We also have certain pipeline capacity obligations held by our marketing company with total commitments for the remainder of 2016 and thereafter of approximately $400 million (see Note 3 of Notes to Consolidated Financial Statements).

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
Our main sources of liquidity are cash on hand, internally generated cash flow from operations and our bank credit facility. Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities. In consideration of our liquidity, we note the following:

•	as of March 31, 2016, we maintained liquidity through cash, cash equivalents and available credit capacity under our credit facility; and

•	our credit exposure to derivative counterparties is partially mitigated by master netting agreements and collateral support.
Outlook
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital, capital expenditures and tax and debt payments while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2016 are expected cash flows from operations, proceeds from monetization of assets and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to pursue our business strategy and goals for 2016.
We note the following assumptions for the remainder of 2016:

•
our planned capital expenditures for all of 2016 are estimated to be approximately $350 million to $450 million. As of March 31, 2016, we have incurred $170 million of capital expenditures including $24 million related to our Piceance Basin;

•	we anticipate proceeds related to the sale of Piceance for approximately $910 million, subject to closing adjustments, from asset sales in 2016;

•
we seek to further reduce debt and we may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors; and

•
for the remainder of 2016 we have hedged 30,438 Bbls per day of our anticipated 2016 oil production at a weighted-average price of $60.35 per barrel. Excluding the derivatives assigned to the Piceance Basin buyer at closing, WPX has natural gas derivatives totaling 146,541 MMBtu per day for the remainder of 2016, at a weighted price of $3.93 per MMBtu. WPX has hedged 22,804 Bbls per day of our anticipated 2017 oil production at a weighted-average price of $50.71 per barrel.  We have also hedged 90,000 MMBtu per day of our anticipated 2017 natural gas production at a weighted-average price of $2.82 per MMBtu.

Potential risks associated with our planned levels of liquidity and the planned capital expenditures discussed above include:

•	lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices;

•	higher than expected collateral obligations that may be required;

•	significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold; and

•	reduced access to our credit facility pursuant to our financial covenants.
Liquidity
Based on our forecasted levels of cash flow from operations and other sources of liquidity, we expect to have sufficient liquidity to manage our businesses throughout 2016. In addition, we continually evaluate the level of our 2016 capital program given our expectations of our operating cash flows for 2016. Our internal and external sources of consolidated liquidity include cash generated from operations, cash and cash equivalents on hand, and our available credit facility capacity. Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities.

Credit Facility
On March 18, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility is a $1.2 billion senior secured revolving credit facility with a maturity date of October 28, 2019. At the time of closing of the Credit Facility, a Collateral Trigger Period was in effect. During a Collateral Trigger Period, Loans will be subject to a Borrowing Base as calculated in accordance with the provisions of the Credit Facility.

As of the Closing Date of the Credit Facility, the Borrowing Base was set at $1.025 billion and will remain in effect until the next date the Borrowing Base is re-determined pursuant to the Credit Facility. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. As of March 31, 2016, we were in compliance with our financial covenants, had full access to the Credit Facility and had outstanding borrowings of $175 million. As of May 5, 2016, we did not have any outstanding borrowings under the Credit Facility as proceeds from asset sales were used to repay all outstanding amounts. For additional information regarding the terms of our Credit Facility see Note 7 of Notes to Consolidated Financial Statements.
We currently have three bilateral, uncommitted letter of credit agreements most of which expire throughout 2016. These agreements allow us to preserve our liquidity under our Credit Facility while providing support to our ability to meet performance obligation needs for, among other items, various interstate pipeline contracts into which we have entered. These unsecured agreements incorporate similar terms as those in the Credit Facility. At March 31, 2016, a total of $231 million in letters of credit have been issued, a majority of which provide support for interstate pipeline contracts. If these letter of credit agreements are not renewed, we may issue letters of credit under our Credit Facility.
Sources (Uses) of Cash

	Three months ended March 31,
	2016	2015
	(Millions)
Net cash provided (used) by:
Operating activities	$16	$194
Investing activities	95	87
Financing activities	(138)	(269)
Increase (decrease) in cash and cash equivalents	$(27)	$12
Operating activities
Our net cash provided by operating activities for the three months ended March 31, 2016 decreased from the same period in 2015 primarily due to lower net gas management revenues and expenses, the income taxes paid in 2016 and lower commodity prices, partially offset by higher production volumes. Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $15 million and $55 million for the three months ended March 31, 2016 and 2015, respectively. In addition, cash outflows related to Powder River Basin gathering and transportation contracts retained by WPX were $10 million for the three months ended March 31, 2016.
Investing activities
Cash capital expenditures for drilling and completion were $172 million and $431 million for the three months ended March 31, 2016 and 2015, respectively. Cash capital expenditures for drilling and completion related to our Piceance Basin were $23 million and $118 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures incurred for drilling and completions were $161 million and $269 million during the three months ended March 31, 2016 and 2015, respectively. Capital expenditures incurred for drilling and completions related to our Piceance Basin were $21 million and $73 million during the three months ended March 31, 2016 and 2015, respectively. In addition, expenditures related to international were $15 million for the three months ended March 31, 2015.
Significant components related to proceeds from the sale of our domestic assets and international interests are comprised of the following:
2016
•$283 million for the sale of our San Juan Basin gathering system to a portfolio company of ISQ Global Infrastructure Fund, a fund managed by I Squared Capital during the first quarter of 2016 (see Note 5 of Notes to Consolidated Financial Statements).
2015
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

Financing activities
Net cash used by financing activities for the three months ended March 31, 2016 was primarily due to net repayments under the Credit Facility of $90 million. Additionally, we paid $48 million to repurchase approximately $51 million of our Senior Notes due in 2017. Net cash used by financing activities for the three months ended March 31, 2015 was primarily due to the repayment of all outstanding amounts on borrowings under the Credit Facility.
Contractual Obligations
In conjunction with the sale of our San Juan Basin gathering system, our contractual obligations increased by approximately $370 million for gathering services to be provided by the purchaser over a ten year period.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at March 31, 2016 or at December 31, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is related primarily to our debt portfolio and has not materially changed during the first three months of 2016.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of oil, natural gas and natural gas liquids as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our marketing trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted and changes in interest rates. See Notes 10 and 11 of Notes to Consolidated Financial Statements.
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
Trading
Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was zero at March 31, 2016 and December 31, 2015. The value at risk for contracts held for trading purposes was zero at March 31, 2016 and December 31, 2015.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $256 million and $344 million at March 31, 2016 and December 31, 2015, respectively.

The value at risk for derivative contracts held for nontrading purposes was $24 million at March 31, 2016 and $19 million at December 31, 2015. During the last 12 months, our value at risk for these contracts ranged from a high of $24 million to a low of $16 million.
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
Changes in Internal Control over Financial Reporting
There have been no changes in internal controls during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 9 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2015, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of March 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

EXHIBITS

Exhibit No.	Description

2.1**
Agreement and Plan of Merger, dated October 2, 2014, by and among Pluspetrol Resources Corporation, Pluspetrol Black River Corporation and Apco Oil and Gas International Inc. (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on October 7, 2014)

2.2**
Agreement and Plan of Merger, dated as of July 13, 2015, by and among RKI Exploration & Production, LLC, WPX Energy, Inc. and Thunder Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

2.3**
Membership Interest Purchase Agreement by and Among WPX Energy Holdings, LLC, as Seller, WPX Energy, Inc., solely for purposes of Section 14.15, and Terra Energy Partners LLC, as Purchaser, dated February 8, 2016 (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2016)

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

10.5
Form of Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 23, 2012) (1)

Exhibit No.	Description

10.6	WPX Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 29, 2013) (1)

10.7
WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011) (1)

10.8
Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.9
Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.10
Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.11
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.12
Form of Stock Option Agreement between WPX Energy, Inc. and Section 16 Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (1)

10.13
WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.14
WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.15
Retirement Agreement, dated December 16, 2013, between WPX Energy, Inc. and Ralph A. Hill (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on December 17, 2013)

10.16
Severance Agreement, dated February 18, 2014, between WPX Energy, Inc. and Neal A. Buck (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2014) (1)

10.17
Employment Agreement, dated April 29, 2014, between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.18
Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.19
Form of 2014 Time-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.20
Form of 2014 Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.21
Form of Time-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.5 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.22
Form of Performance-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.6 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

Exhibit No.	Description

10.23
Form of Restricted Stock Unit Award between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

10.24
Form of Restricted Stock Unit Award between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

10.25
Separation and Release Agreement, dated July 28, 2014, between WPX Energy, Inc. and James J. Bender (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

10.26	WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 19, 2014) (1)

10.27
Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.28
Form of Voting and Support Agreement, dated as of July 13, 2015, by and between WPX Energy, Inc. and the Member signatory thereto (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

10.29
First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing administrative agent and existing Swingline lender, and Wells Fargo Bank, National Association, as successor administrative agent and successor Swingline lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.30
Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.31
Registration Rights Agreement dated August 17, 2015, among WPX Energy, Inc. and the signatures thereto incorporated herein by reference to Exhibit 10.35 to WPX, Inc.’s Quarter Report for the quarter ended March 31, 2016

10.32
Second Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among WPX Energy, Inc., as the borrower thereunder, the financial institutions party thereto from time to time, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2016)

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
Date: May 5, 2016