Form 10-K
period 2016-12-31
WPX ENERGY, INC.
filed 2017-02-23
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $3,092,730,916.
The number of shares outstanding of the registrant’s common stock outstanding at February 22, 2017 was 396,323,493.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III.

WPX ENERGY, INC.
FORM 10-K

CERTAIN DEFINITIONS
The following oil and gas measurements and industry and other terms are used in this Form 10-K. As used herein, production volumes represent sales volumes, unless otherwise indicated.
Barrel—means one barrel of petroleum products that equals 42 U.S. gallons.
BBtu/d—means one billion BTUs per day.
Boe—means one barrel of oil equivalent, calculated by converting natural gas volumes to equivalent oil barrels at a ratio of six Mcf to one barrel of oil.
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
WPX ENERGY, INC.
Incorporated in 2011, we are an independent oil and natural gas exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting, developing and growing our oil positions in the Delaware (a subset of the Permian Basin) and San Juan Basins in the southwestern United States and the Williston Basin in North Dakota.
We have built a geographically diverse portfolio of oil and natural gas reserves through organic development and strategic acquisitions. Our proved reserves at December 31, 2016 were 346 MMboe. Our reserves reflect a mix of 51 percent crude oil, 35 percent natural gas and 14 percent NGLs. During 2016, we replaced our production for all commodities at a rate of 317 percent.
Our principal areas of operation are the Delaware Basin in Texas and New Mexico, the Williston Basin in North Dakota, and the San Juan Basin in New Mexico and Colorado. Our principal executive office is located at 3500 One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 855-979-2012. We maintain an Internet site at www.wpxenergy.com.

BUSINESS OVERVIEW AND PROPERTIES
Our Business Strategy
Our business strategy is to increase shareholder value by increasing production over time of oil, natural gas and NGLs, expanding our margins, and finding and developing reserves.

•
Focused, Long-Term Portfolio Management. We are focused on long-term profitable growth. Our objective over time is to grow our production within our cash flow. With that in mind, we regularly evaluate the performance of our assets and, when appropriate, we consider divestitures of assets that are underperforming or which are no longer a part of our strategic focus. Since mid-2014, we have completed approximately $5.5 billion of asset acquisitions and divestitures, allowing us to focus on our core areas and strengthen our financial position. With regard to our core assets, we expect to allocate capital to the most profitable opportunities based on commodity price cycles and other market conditions, enabling us to grow our reserves and production in a manner that maximizes our returns on investments.

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

•
Margin Expansion thru Focus on Costs. We believe we can expand our margins by focusing on opportunities to reduce our cost structure through improved operating efficiencies and minimal increases in employee headcount as we grow. As we have rationalized our portfolio and reduced our areas of focus to core basins, we believe our cost structure and our organization size are in alignment with our margin growth objectives.

•
Continue Oil Development and Increase Optionality. We believe that efforts to develop our oil properties will yield a more balanced commodity mix in our production, providing us with the option of focusing on the commodity with the best returns under different market conditions. This optionality, we believe, will place us in a position where we can better protect and grow our cash flows. We have engaged in, and will continue to engage in, commodity derivative hedging activities to maintain a degree of cash flow stability. Typically, we target hedging approximately 50 percent of expected revenue from domestic production during a current calendar year in order to strike an appropriate balance of commodity price upside with cash flow protection, although we may vary from this level based on our perceptions of market risk. We have hedged 39,554 Bbls per day and 30,000 Bbls per day of our anticipated remaining 2017 and 2018 oil production, respectively, at a weighted average price of $50.93 per barrel and $54.61 per barrel, respectively. We also have natural gas derivatives totaling 170,000 MMBtu per day and 155,000 MMBtu per day for the remainder of 2017 and 2018, respectively, at a weighted average price of $3.02 per MMBtu and $2.98 per MMBtu, respectively.

•
Maintain Financial Flexibility. We believe that our continued focus on cost reductions, increased capital efficiency and long-term oil production growth will allow us to generate increased and sustainable annual cash flows from operations. This cash flow, combined with our capital structure and available sources of liquidity, will allow us to efficiently develop and grow our resource base and pursue reserve growth throughout a variety of commodity price environments.

Significant Properties
Our principal areas of operation are the Delaware Basin (a subset of the Permian Basin), Williston Basin and San Juan Basin.
Delaware Basin
We entered the Delaware Basin in August 2015 upon the closing of our acquisition of RKI Exploration & Production, LLC (“RKI”) (the “Acquisition”). We operate 642 wells in the Delaware Basin and also own interests in 783 wells operated by others. We hold approximately 98,000 net acres in the Delaware Basin, with core operations located in Eddy, Lea and Chaves Counties in New Mexico and Loving, Pecos, Reeves, Ward and Winkler Counties in Texas. Approximately 90 percent of the leasehold is held by production. The Permian Basin is one of the most prolific hydrocarbon producing regions of the United States and spans an area approximately 250 miles wide by 300 miles long. The basin is characterized by numerous stacked reservoirs, high oil and natural gas content, extensive production history, long-lived reserves and high drilling success rates.
During 2016, we have operated an average of 3 drilling rigs in the Delaware Basin and have had an average of 24.2 Mboe per day of net production. We expect to operate 5 rigs in the Delaware Basin in 2017. Capital expenditures in 2016, excluding land purchases, were approximately $222 million, which included completion of 37 gross (29 net) wells. As of December 31, 2016, another 9 gross operated wells were awaiting completion.
Our activity in the Delaware Basin is primarily focused on the Wolfcamp Shale formation, the Bone Spring interval (which includes the Avalon sand and shales, and the Bone Springs sands, shales and carbonates), and the shallower Delaware sand interval. We have a multi-year inventory of stacked pays on approximately 98,000 net acres.
The Permian Basin, of which the Delaware Basin is a substantial sub-basin, covers a significant portion of western Texas and eastern New Mexico and is considered one of the major producing basins in the United States. The Permian Basin formed as an area of rapid Mississippian-Pennsylvanian subsidence in the foreland of the Ouachita fold belt. It is one of the largest sedimentary basins in the United States, and has oil and gas production from several reservoirs from Permian through Ordovician in age.
From the mid-Pennsylvanian period to the early Permian period, the Delaware Basin was a slowly subsiding area that was characterized by shallow marine shales and limestone. Influxes of clastic sands generally occurred as turbidite deposits formed during periodic sea-level changes. Records indicate a rapid deepening of the Delaware Basin relative to the emergent Central Basin Platform, during the early Permian period. Marine shale deposition continued to dominate the basin during this period. Episodic pulses of carbonate and clastic debris and density flows punctuated the shale deposition and eventually became significant reservoirs. Through the late Permian period, the basin became increasingly more clastic dominated as emergent shelf areas to the north shed sands into the basin.
The Wolfcamp formation within the Delaware Basin is a long-established reservoir, first found in the 1950s as wells aiming for deeper targets occasionally intersected slump blocks or debris flows with good reservoir properties. Wolfcamp reservoirs consist of debris-flow and grain-flow sediments, which were deposited in a submarine fan setting. The best carbonate reservoirs within the Wolfcamp are generally found in proximity to the Central Basin Platform, while the shale reservoirs thicken basinward away from the Central Basin Platform. The Wolfcamp contains organic-rich mudstone and shales which, when buried to sufficient depth for maturation, became the source of the hydrocarbons found both within the shales themselves and in the more conventional clastic and carbonate reservoirs between the shales.
We also have midstream and operational infrastructure in the Delaware Basin to support drilling activities and keep pace with production growth, including investing in low and high pressure gathering lines, compression systems, electrical power supply systems, fresh water supply systems and saltwater disposal systems. We believe these midstream assets provide a competitive advantage and reduce reliance on third parties for takeaway capacity.
Some of our acreage in the Delaware Basin is leased to us by or with the approval of the federal government or its agencies, including the United States Forest Service and Bureau of Land Management (“BLM”). These particular leases are subject to federal authority, including the National Environmental Policy Act (“NEPA”), and require governmental agencies to evaluate the potential environmental impacts of a proposed project on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining both permits to drill and rights of way.
Williston Basin
In December 2010, we acquired leasehold positions of approximately 85,800 net acres in the Williston Basin. All of these properties are on the Fort Berthold Indian Reservation in North Dakota and we are the primary operator. Based on our geologic interpretation of the Bakken formation, the evolution of completion techniques, our own drilling results as well as the publicly available drilling results for other operators in the basin, we believe that a substantial portion of our Williston Basin acreage is prospective in the Bakken and Three Forks formations, the primary targets for all of the well locations in our current drilling inventory. We operate 229 wells in the Williston Basin and also own interest in 91 wells operated by others. We hold 84,579 net acres in the Williston Basin.
During 2016, we operated an average of 1.2 rigs on our Williston Basin properties and we had an average of 25.0 Mboe per day of net production from our Williston Basin wells. We expect to operate 2 rigs in the Williston Basin in 2017. Capital expenditures in 2016 were approximately $163 million which included the completion of 30 gross (23 net) wells in 2016. As of December 31, 2016, another 12 gross operated wells were awaiting completion.
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
Our acreage in the Williston Basin is leased to us by or with the approval of the federal government or its agencies, and is subject to federal authority, the NEPA, the Bureau of Indian Affairs or other regulatory regimes that require governmental agencies to evaluate the potential environmental impacts of a proposed project on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining project permits or approvals and could result, in certain instances, in the cancellation of existing leases.
San Juan Basin
Our San Juan Basin operations include an oil position in the Mancos Gallup Sandstone that has the potential to significantly increase our oil production and reserves in future years. In 2014, we announced that we executed multiple transactions to own or control over 53,000 additional acres in the heart of the San Juan Basin’s Gallup oil window. At December 31, 2016, our leasehold position in the oil window of the San Juan Basin was approximately 105,000 net acres of which we own or control, and we are targeting additional acreage.
Our San Juan Basin properties also include holdings across the basin producing primarily from the Mesaverde, Fruitland Coal and Mancos Shale formations which are predominantly gas bearing. We operate four units in New Mexico (Rosa, Cox Canyon, Northwest Lybrook and South Chaco) and also operate the Northeast Chaco CA (Communitized Area), as well as a number of non-unit properties.  We operate in three major areas of Colorado (Northwest Cedar Hills, Ignacio and Bondad). We operate 1,017 wells in the San Juan Basin and also own interests in 2,347 wells operated by other operators in New Mexico and Colorado. We hold approximately 130,424 net acres in the gas window of the basin.
During 2016, we operated an average of 1.3 rigs in the San Juan Basin on our oil properties and we expect to operate 1 rig in the San Juan Basin in 2017. We had an average of 32.2 Mboe per day of net production from our San Juan Basin properties which included 7.6 Mbbls per day of oil. Capital expenditures in 2016 were approximately $86 million which included the completion of 16 gross (15 net) wells. As of December 31, 2016, no operated wells were awaiting completion.
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
Some of our acreage in the San Juan Basin is leased to us by or with the approval of the federal government or its agencies, including the United States Forest Service, BLM, the Bureau of Indian Affairs, and the Federal Indian Minerals Office. These particular leases are subject to federal authority, including the NEPA, and require governmental agencies to evaluate the potential environmental impacts of a proposed project on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining both permits to drill and rights of way.

Acquisitions and Divestitures
On February 8, 2016, we signed an agreement with Terra Energy Partners LLC (“Terra”) to sell WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations for $910 million. The agreement also required Terra to become financially responsible for approximately $104 million in transportation obligations held by our marketing company. Additionally, WPX Energy Rocky Mountain, LLC had natural gas derivatives with a fair value of $48 million as of the closing date. The parties closed this sale in April of 2016 and we received net proceeds of $862 million resulting in a gain of $52 million.

On January 12, 2017, we signed an agreement to acquire certain assets from Panther Energy Company II, LLC and Carrier Energy Partners, LLC for $775 million. The assets include approximately 6,500 Boe/d of existing production from 23 producing wells (17 horizontals), two drilled but uncompleted horizontal laterals, 18,100 net acres and 920 gross undeveloped locations in the Delaware Basin. We expect the incremental cash flow from the purchase to fund the existing two-rig program on the acquired acreage which will bring our rig count in the Delaware Basin to seven. We plan to close the transaction during the first quarter of 2017.
Title to Properties
Our title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and natural gas industry, to liens for current taxes not yet due and to other encumbrances. In addition, leases on Native American reservations are subject to Bureau of Indian Affairs and other approvals unique to those locations. As is customary in the industry in the case of undeveloped properties, a limited investigation of record title is made at the time of acquisition. Drilling title opinions are usually prepared before commencement of drilling operations. We believe we have satisfactory title to substantially all of our active properties in accordance with standards generally accepted in the oil and natural gas industry. Nevertheless, we are involved in title disputes from time to time which can result in litigation and delay or loss of our ability to realize the benefits of our leases.

Reserves and Production Information
We have significant oil and gas producing activities primarily in the Delaware, Williston and San Juan Basins located in the United States.
Oil and Gas Reserves
The following table sets forth our estimated net proved developed and undeveloped reserves expressed by product and on an oil equivalent basis for the reporting periods December 31, 2016, 2015 and 2014.

	As of December 31, 2016
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)%
Proved Developed	84,372	440,161	24,065	181,797	52%
Proved Undeveloped	90,191	294,240	25,378	164,609	48%
Total Proved	174,563	734,401	49,443	346,406

	As of December 31, 2015
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)%
Proved Developed	83,009	1,618,254	49,527	402,245	69%
Proved Undeveloped	59,710	571,949	25,766	180,801	31%
Total Proved	142,719	2,190,203	75,293	583,046
Less: Piceance Basin	5,707	1,551,734	39,419	303,748
Total Proved less Piceance Basin	137,012	638,469	35,874	279,298

	As of December 31, 2014
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)%
Proved Developed	60,012	2,089,974	43,955	452,296	62%
Proved Undeveloped	70,817	1,059,617	26,885	274,305	38%
Total Proved	130,829	3,149,591	70,840	726,601
Less: Piceance Basin	7,649	2,162,071	54,431	422,425
Total Proved less Piceance Basin	123,180	987,520	16,409	304,176
The following table sets forth our estimated net proved reserves for our largest areas of activity expressed by product and on an oil equivalent basis as of December 31, 2016.

	As of December 31, 2016
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)
Delaware Basin	66,866	274,629	30,895	143,532
Williston Basin	86,785	51,771	9,486	104,900
San Juan Basin	20,817	367,943	8,820	90,961
Other	95	40,058	242	7,013
Total Proved	174,563	734,401	49,443	346,406
We prepare our own reserves estimates and approximately 98 percent of our reserves are audited by Netherland, Sewell & Associates, Inc. (“NSAI”).
We have not filed on a recurring basis estimates of our total proved net oil, NGL, and gas reserves with any U.S. regulatory authority or agency other than with the U.S. Department of Energy and the SEC. The estimates furnished to the Department of Energy have been consistent with those furnished to the SEC.
Our 2016 year-end estimated proved reserves reflect an average oil price of $35.91 per barrel, an average natural gas price of $1.74 per Mcf and average NGL price of $10.57 per barrel. These prices were calculated from the 12-month trailing average, first-of-the-month price for the applicable indices for each basin as adjusted for respective location price differentials.

During 2016, we added 110 MMboe of extensions and discoveries to our proved reserves. During 2016, we incurred $471 million in development expenditures which included the drilling of 118 gross (64 net) wells.
Proved reserves reconciliation
Production of 40 MMboe includes approximately 9 MMboe related to the Piceance Basin through the completion of the sale. The 110 MMboe of extensions and discoveries reflects 26 MMboe added for drilled locations and 84 MMboe added for new proved undeveloped locations. Of the extensions and discoveries, 68 percent were in the Delaware Basin. The acquisitions of 3 MMboe were primarily in the Delaware Basin. The divestitures of 295 MMboe primarily related to the sale of our Piceance Basin operations. The overall net negative revisions of 15 MMboe reflect 2 MMboe of net positive revisions made to developed reserves and 17 MMboe of net negative revisions made to undeveloped reserves. In addition, the 15 MMboe of net negative revisions reflect 49 MMboe in negative revisions due to the decrease in the 12-month average prices partially offset by 34 MMboe of positive revisions due to decreased costs, improved well economics and increased drilling activity.
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
The reserves estimates resulting from our process are subjected to both internal and external controls to promote transparency and accuracy of the year-end reserves estimates. Our internal corporate reserves department is independent and does not work within an asset team or report directly to anyone on an asset team. The corporate reserves department provides detailed independent review and extensive documentation of the year-end process. Our internal processes and controls, as they relate to the year-end reserves, are reviewed and updated as appropriate. The compensation of our corporate reserves department is not directly linked to reserves additions or revisions.
Approximately 98 percent of our total year-end 2016 domestic proved reserves estimates were audited by NSAI. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures used to prepare the December 31, 2016 reserves estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, prepared by us. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for auditing the estimates meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.
The company’s internal technical person primarily responsible for overseeing preparation of the reserves estimates and the third party reserves audit has 34 years of reserves evaluation experience, a B.S. in geology from the University of Texas at Austin, an M.S. in Physical Sciences from the University of Houston and membership in the American Association of Petroleum Geologists and The Society of Petroleum Engineers.
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
At December 31, 2016, our proved undeveloped reserves were 165 MMboe, a decrease of 16 MMboe from our December 31, 2015 proved undeveloped reserves estimate of 181 MMboe. The 165 MMboe represents 48 percent of our total proved reserves at December 31, 2016 as compared with 181 MMboe which was 31 percent of our total proved reserves as of December 31, 2015. Below is a reconciliation of our proved undeveloped reserves for 2016:

		% of	% of
	MMboe	December 31, 2015	December 31, 2016
Proved Undeveloped Reserves at December 31, 2015	181
Converted to Proved Developed Reserves	(18)	(10)%	(11)%
Extensions and Discoveries	85	47%	52%
Revisions	(17)	(9)%	(10)%
Acquisitions	1	1%	1%
Divestitures	(67)	(37)%	(41)%
Proved Undeveloped Reserves at December 31, 2016	165

During 2016, 18 MMboe of our December 31, 2015 proved undeveloped reserves were converted to proved developed reserves at a cost of $143 million of which $64 million was incurred in prior years. This represents a proved undeveloped conversion rate of 10 percent. Of the converted proved undeveloped reserves, 47 percent were converted in the Piceance Basin before the divestiture, 42 percent were converted in the Williston Basin primarily in the Bakken and Three Forks formations, 8 percent were converted in the San Juan Basin mainly in the Gallup formation and approximately 3 percent were in the Delaware Basin in the Bone Springs and Wolfcamp formations.
Of the 85 MMboe of proved undeveloped extensions and discoveries, 72 percent are in the Delaware Basin, primarily in the Wolfcamp formation, 23 percent are in the San Juan Basin, mainly in the Gallup and Mancos dry gas formations, and 5 percent are in the Williston Basin in the Bakken and Three Forks formations.
In 2016, net negative revisions for our proved undeveloped reserves were 17 MMboe and reflected downward revisions of 37 MMboe reduction of reserves based on the 12 month trailing prices including 21 MMboe associated with uneconomic locations based on the 12 month trailing prices, partially offset by 20 MMboe of net upward revisions primarily due to technical items including improved well economics and increased drilling activity. Of the 21 MMboe downward revisions associated with the removal of uneconomic locations, 15 MMboe are from gas well locations of which 77 percent are from Avalon formation locations in the Delaware Basin and 23 percent are from various formations in the San Juan Basin. Of the 20 MMboe net upward non-price related revisions, 76 percent relates primarily to improved economics and an increase in drilling activity in the Williston Basin and the other 24 percent relates to all other basins combined.
The 1 MMboe of proved undeveloped acquisitions relates to the Delaware Basin. The 67 MMboe of proved undeveloped divestitures relate to the Piceance properties sold in April 2016.
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
The following table summarizes our net production sales volumes for the years indicated excluding discontinued operations.

	Year Ended December 31,				Year Ended December 31,
	2016	2015		2014	2016	2015		2014
Oil	(Mbbls)				(Mbbls/d)
Delaware Basin	4,773	1,261	(a)	—	13.0	3.5	(b)	—
Williston Basin	7,596	7,958		7,123	20.8	21.8		19.5
San Juan Basin	2,782	3,252		1,426	7.6	8.9		3.9
Other	27	8		19	0.1	—		0.1
Total	15,178	12,479		8,568	41.5	34.2		23.5

Natural Gas	(MMcf)				(MMcf/d)
Delaware Basin	15,818	4,217	(a)	—	43.2	11.6	(b)	—
Williston Basin	4,603	4,284		3,056	12.6	11.7		8.4
San Juan Basin	45,728	47,093		40,133	124.9	129.0		110.0
Other	6,693	10,593		31,344	18.3	29.0		85.8
Total	72,842	66,187		74,533	199.0	181.3		204.2

NGLs	(Mbbls)				(Mbbls/d)
Delaware Basin	1,445	409	(a)	—	4.0	1.1	(b)	—
Williston Basin	782	720		538	2.1	2.0		1.5
San Juan Basin	1,388	1,247		327	3.8	3.4		0.9
Other	30	36		33	0.1	0.1		0.1
Total	3,645	2,412		898	10.0	6.6		2.5

Combined Equivalent Volumes	(Mboe)				(Mboe/d)
Delaware Basin	8,854	2,373	(a)	—	24.2	6.5	(b)	—
Williston Basin	9,145	9,392		8,170	25.0	25.7		22.4
San Juan Basin	11,791	12,348		8,442	32.2	33.8		23.1
Other	1,173	1,809		5,276	3.2	5.0		14.5
Total	30,963	25,922		21,888	84.6	71.0		60.0
 __________
(a) Reflects production subsequent to the Acquisition date of August 17, 2015 through December 31, 2015.
(b) The Delaware Basin average daily volumes assumes 365 days. In 2015, since the time of acquisition on August 17, 2015, the combined equivalent per day volume was 17.4 Mboe.

Realized average price per unit

The following table summarizes our sales prices for the years indicated excluding discontinued operations.

	Year Ended December 31,
	2016	2015	2014
Oil(a):
Oil excluding all derivative settlements (per barrel)	$36.31	$39.61	$78.09
Impact of net cash received related to settlement of derivatives (per barrel)	12.50	31.21	2.17
Oil net price including all derivative settlements (per barrel)	$48.81	$70.82	$80.26
Natural gas(a):
Natural gas excluding all derivative settlements (per Mcf)	$1.72	$2.08	$3.78
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)	1.53	3.93	(0.37)
Natural gas net price including all derivative settlements (per Mcf)	$3.25	$6.01	$3.41
NGL(a):
NGL excluding all derivative settlements (per barrel)	$12.48	$9.39	$22.94
Impact of net cash received related to settlement of derivatives (per barrel)	—	—	7.81
NGL net price including all derivative settlements (per barrel)	$12.48	$9.39	$30.75

Combined commodity price per Mboe, including all derivative settlements	$33.04	$50.32	$44.30
 __________
(a) Realized average prices reflect market prices, net of fuel, shrink, transportation and fractionation, and processing.

Expenses per Mboe

The following table summarizes our costs for the years indicated excluding discontinued operations.

	Year Ended December 31,
	2016	2015	2014
Production costs:
Lifting costs and workovers	$4.74	$5.02	$5.96
Facilities operating expense	0.30	0.34	0.26
Accretion expense	0.18	0.19	0.22
Other operating and maintenance	0.04	0.04	0.07
Total LOE	$5.26	$5.59	$6.51
Gathering, processing and transportation charges	2.45	2.48	3.25
Taxes other than income	1.94	2.38	4.03
Total production cost	$9.65	$10.45	$13.79
General and administrative	$6.90	$8.12	$10.24
Depreciation, depletion and amortization	$20.11	$20.39	$16.58

Productive Oil and Gas Wells
The table below summarizes 2016 productive gross and net wells by area. We use the term “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest.

	Oil Wells (Gross)	Oil Wells (Net)	Gas Wells (Gross)	Gas Wells (Net)
Delaware Basin	1,203	577	222	108
Williston Basin	320	187	—	—
San Juan Basin	166	146	3,198	913
Other(a)	—	—	1,224	51
Total	1,689	910	4,644	1,072
__________

(a)	Includes Green River Basin, Appalachia Basin and other miscellaneous properties.
At December 31, 2016, there were 273 gross (198 net) operated and 864 gross (97 net) non-operated producing wells with multiple completions.
Developed and Undeveloped Acreage
The following table summarizes our leased acreage as of December 31, 2016.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Delaware Basin	125,344	69,292	54,832	28,689	180,176	97,981
Williston Basin	68,198	59,661	64,133	24,918	132,331	84,579
San Juan Basin	276,388	158,587	99,527	76,978	375,915	235,565
Other(a)	44,832	11,795	120,382	79,665	165,214	91,460
Total	514,762	299,335	338,874	210,250	853,636	509,585
 __________

(a)	Primarily acreage in exploratory areas we no longer plan to develop.

Drilling and Exploratory Activities
We focus on lower-risk development drilling. Our development drilling success rate was 100 percent in 2016, 2015 and 2014. Our combined development and exploration success rate was 100 percent, 99 percent and 97 percent in 2016, 2015 and 2014, respectively.

The following table summarizes the number of wells drilled for the periods indicated and excludes discontinued operations.

	2016		2015				2014
	Gross Wells	Net Wells	Gross Wells		Net Wells		Gross Wells	Net Wells
Development wells:
Delaware Basin	40	31	19	(a)	16	(a)	—	—
Williston Basin	25	21	21		13		55	45
San Juan Basin	12	12	53		46		47	44
Other(b)	41	—	34		—		42	7
Development well total	118	64	127		75		144	96
Exploration wells:
Productive	—	—	—		—		—	—
Nonproductive(c)	—	—	1		1		5	5
Exploration well total	—	—	1		1		5	5
Total Drilled	118	64	128		76		149	101
 __________

(a)	Reflects wells drilled from the Acquisition date of August 17, 2015 through December 31, 2015.

(b)	Includes Appalachia Basin, Green River Basin and other miscellaneous properties.

(c)	Reflects exploration wells which were drilled and not completed.
Total gross operated wells drilled were 63, 85 and 108 in 2016, 2015 and 2014, respectively.
Present Activities
At December 31, 2016, we had 10 gross (9 net) wells in the process of being drilled.
Scheduled Lease Expirations
The table below sets forth, as of December 31, 2016, the gross and net acres scheduled to expire over the next several years. The acreage will not expire if we are able to establish production by drilling wells on the lease prior to the expiration date.

	2017	2018	2019	2020+	Total
Delaware Basin	2,599	1,411	3,299	3,984	11,293
Williston Basin	200	426	160	—	786
San Juan Basin	8,447	11,365	13,247	6,597	39,656
Other(a)	58,830	9,891	9,764	13,510	91,995
Total (Gross Acres)	70,076	23,093	26,470	24,091	143,730

	2017	2018	2019	2020+	Total
Delaware Basin	2,402	638	2,938	3,865	9,843
Williston Basin	122	426	156	—	704
San Juan Basin	6,684	11,365	12,351	6,267	36,667
Other(a)	43,845	6,854	6,567	13,499	70,765
Total (Net Acres)	53,053	19,283	22,012	23,631	117,979
__________

(a)	Primarily acreage in exploratory areas we no longer plan to develop.
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
Hedging Activity
To manage the commodity price risk and volatility associated with owning producing crude oil, natural gas and NGL properties, we enter into derivative contracts for a portion of our expected future production. See further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
Oil, natural gas and NGL production is sold through our sales and marketing activities to a variety of purchasers under various length contracts ranging from one day to multi-year under various pricing structures. Our third-party customers include other producers, utility companies, power generators, banks, marketing and trading companies and midstream service providers. In 2016, we had three customers that accounted for 10 percent or more of our consolidated total revenues adjusted for net gain (loss) on derivatives. See further detail in Note 15 of Notes to Consolidated Financial Statements. We believe that the loss of one or more of our current oil, natural gas or NGLs purchasers would not have a material adverse effect on our ability to sell our production, because any individual purchaser could be readily replaced by other purchasers, absent a broad market disruption.

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
Although oil and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. We cannot predict whether new legislation to regulate oil and natural gas might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on our operations. Sales of oil, natural gas and NGLs are not currently regulated and are made at market prices.
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
Under the FERC’s current regulatory regime, transmission services must be provided on an open-access, nondiscriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states. Although its policy is still in flux, the FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of transporting natural gas to point-of-sale locations.
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
Operations on Native American Reservations
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
Native American tribes are subject to various federal statutes and oversight by the Bureau of Indian Affairs and BLM. However, each Native American tribe is a sovereign nation and has the right to enact and enforce certain other laws and regulations entirely independent from federal, state and local statutes and regulations, as long as they do not supersede or conflict with such federal statutes. These tribal laws and regulations include various fees, taxes, requirements to employ Native American tribal members or use tribal owned service businesses and numerous other conditions that apply to lessees, operators and contractors conducting operations within the boundaries of a Native American reservation. Further, lessees and operators operating within a Native American reservation are often subject to the Native American tribal court system, unless there is a specific waiver of sovereign immunity by the Native American tribe allowing resolution of disputes between the Native American tribe and those lessees or operators to occur in federal or state court.
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
Public and regulatory scrutiny of the energy industry has resulted in increased environmental regulation and enforcement being either proposed or implemented. For example, EPA’s 2011 – 2013, 2014 – 2016, and 2016 – 2019 National Enforcement Initiatives include Energy Extraction and “Ensuring Energy Extraction Activities Comply with Environmental Laws.” According to the EPA’s website, “some techniques for natural gas extraction pose a significant risk to public health and the environment.” To address these concerns, the EPA has settled a number of high-impact cases under this initiative resulting in significant air emissions reductions, and will continue to identify the best ways to address pollution through greater use of advanced pollution monitoring and reporting techniques. The EPA has emphasized that this initiative will be focused on those areas of the country where energy extraction activities are concentrated, and the focus and nature of the enforcement activities will vary with the type of activity and the related pollution problem presented. This initiative could involve a large scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.
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
Waste Discharges. The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. On January 11, 2017, the EPA issued the final 2017 construction general permit (“CGP”) for stormwater discharges from construction activities involving more than one acre, which will provide coverage for a five-year period and will take effect on February 16, 2017. The 2017 CGP implements Effluent Limitations Guidelines and New Source Performance Standards for the Construction and Development Industry. The rule includes stringent restrictions on erosion and sediment control, pollution prevention and stabilization.

Air Emissions. The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities. In 2012, the EPA issued federal regulations affecting our operations under the New Source Performance Standards provisions (new Subpart OOOO) and expanded regulations under national emission standards for hazardous air pollutants.
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
Hydraulic Fracturing. We ordinarily use hydraulic fracturing as a means to maximize the productivity of our oil and gas wells in all of the basins in which we operate. In particular, all of our wells that we drill and complete in our core assets such as Delaware, Williston and San Juan require hydraulic fracturing for production. Although average drilling and completion costs for each basin will vary, as will the cost of each well within a given basin, on average approximately one-third of the drilling and completion costs for each of our wells for which we use hydraulic fracturing is associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completion of our wells are treated and are built into and funded through our normal capital expenditure budget.
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

•	We conduct baseline water monitoring in some of the basins in which we use hydraulic fracturing.

•	In Colorado we perform baseline water monitoring required by the Colorado Oil and Gas Conservation Commission.

•	The BLM may require baseline water monitoring as a condition of approval for drilling permits.

•
There are currently no regulatory requirements to conduct baseline water monitoring in the Williston Basin, the Delaware Basin or the New Mexico portion of our San Juan Basin assets. The majority of our assets in the San Juan Basin are on federal lands, and there are few cases where water wells are within one to two miles of our wells, which is outside the range that we would typically sample.

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

Approximately 99 percent of hydraulic fracturing fluids are made up of water and sand. We utilize major hydraulic fracturing service companies whose research departments conduct ongoing development of “greener” chemicals that are used in fracturing. We evaluate, test, and where appropriate adopt those products that are more environmentally friendly. We have also chosen to participate in a voluntary fracturing chemical registry that is a public website: www.fracfocus.org at which interested persons can find out information about fracturing fluids. This registry is a joint project of the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission and provides our industry with an avenue to voluntarily disclose chemicals used in the hydraulic fracturing process. The Company registered with the FracFocus Chemical Disclosure Registry in April 2011 and began uploading data when the registry went live on April 11, 2011. Through December 31, 2016, we have loaded data on more than 1,693 wells, including data relating to wells fractured since January 1, 2011, to the site. Consistent with other industry participants, we are not planning to add data on wells drilled prior to 2011. The information included on this website is not incorporated by reference in this Annual Report on Form 10-K.
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
Federal agencies are also considering regulation of hydraulic fracturing. The EPA recently asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection Control Program, and on May 10, 2012, the EPA published its proposed guidance on the issue. The public comment period for the proposed permitting guidance closed in 2012, and the EPA issued its final guidance in February 2014. In August 2015, the EPA published its Final 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from on-shore Unconventional Oil and Gas Extraction and to specifically investigate centralized water treatment facilities that accept oil and gas extraction wastewaters. The EPA has also collected information as part of a multi-year study into the effects of hydraulic fracturing on drinking water. The EPA published its Final “Assessment of Potential Impacts of Hydraulic Fracturing for Oil and Gas on Drinking Water Resources” on December 13, 2016. The Final Assessment concluded that “EPA found scientific evidence that hydraulic fracturing activities can impact drinking water resources under some circumstances.” The final report could result in additional regulations, which could lead to operational burdens similar to those described above. In connection with the EPA study, we received and responded to a request for information from the EPA for 52 of our wells located in various basins that have been hydraulically fractured. The requested information covers well design, construction and completion practices, among other things. We understand that similar requests were sent to eight other companies that own or operate wells that utilized hydraulic fracturing.
In addition to the EPA study, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board issued a final report on hydraulic fracturing in November 2011. The report concludes that the risk of fracturing fluids contaminating drinking water sources through fractures in the shale formations “is remote.” It also states that development of the nation’s shale resources has produced major economic benefits. The report includes recommendations to address concerns related to hydraulic fracturing and shale gas production, including but not limited to conducting additional field studies on possible methane leakage from shale gas wells to water reservoirs and adopting new rules and enforcement practices to protect drinking and surface waters. The Government Accountability Office is also examining the environmental impacts of produced water and the Counsel for Environmental Quality has been petitioned by environmental groups to develop a programmatic environmental impact statement under NEPA for hydraulic fracturing. On November 18, 2016, the Department of the Interior, Bureau of Land Management (“BLM”) issued its final rule related to the reduction of waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on federal and Indian lands, to take effect on January 17, 2017. The rule, which will be phased in over time, requires oil and gas producers to use currently available technologies and processes to cut flaring in half at oil wells on public and tribal lands, periodically inspect their operations for leaks, replace outdated equipment, limit venting from storage tanks and to use best practices to limit gas losses when removing liquids from wells.
Several states, including Colorado, North Dakota and New Mexico, have adopted or are considering adopting, regulations that could restrict or impose additional requirements related to hydraulic fracturing. Since June 2009, Colorado has required all operators to maintain a chemical inventory by well site for each chemical product used downhole or stored for use downhole during drilling, completion and workover operations, including fracture stimulation in an amount exceeding 500 pounds during any quarterly reporting period. Colorado adopted its final hydraulic fracturing chemical disclosure rules on December 13, 2011. New Mexico and Texas require public disclosure of chemicals used in hydraulic fracturing. Disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. A number of states have also adopted regulations increasing the setback requirements, or are in the process of rulemaking to address the issue, including Colorado, New Mexico and Texas.
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
EMPLOYEES
At December 31, 2016, we had approximately 650 full-time employees.
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
Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A writedown constitutes a non-cash charge to earnings. In the fourth quarter of 2016, we performed impairment assessments of our proved and unproved properties. We determined that no impairment charges were required as a result of these assessments. These reviews included approximately $4.1 billion of net book value associated with our predominantly oil proved properties and approximately $320 million of net book value associated with our predominantly natural gas proved properties and utilized inputs generally consistent with those described above. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. We may incur impairment charges for these or other properties in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
Approximately 48 percent of our total estimated proved reserves at December 31, 2016 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserves data included in the reserves engineer reports assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
The marketability of our oil, natural gas and NGL production depends in large part on the operation, availability, proximity, capacity and expansion of transportation systems and facilities owned by third parties. For example, we can provide no assurance that sufficient transportation capacity will exist for expected production from the Delaware Basin, Williston Basin and San Juan Basin or that we will be able to obtain sufficient transportation capacity on economic terms.
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
If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues or increase our costs. As of December 31, 2016 , we were not the operator of approximately 12 percent of our total net production. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Because we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules thereunder adopted and to be adopted by the Commodity Futures Trading Commission (the “CFTC”), the SEC and other regulators establish federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Title VII of the Dodd-Frank Act (“Title VII”) and the rules adopted thereunder impose new statutory and regulatory requirements for derivative transactions that are employed in the major energy markets, including swaps, hedging and other transactions.
Title VII requires that certain classes of swaps be cleared on a derivatives clearing organization and that swaps subject to such clearing requirement be executed on a board of trade or swap execution facility unless, in each case, an exemption from the clearing requirement is available to a party to the swap. The CFTC has designated only certain classes of interest rate swaps and index credit default swaps for mandatory clearing. The swaps we currently use are not included in those classes of swaps, and it is unclear when the CFTC will designate those classes of swaps we use, such as physical commodity swaps, for mandatory clearing. Although we believe we will qualify for the end user exception to the mandatory clearing requirement for the swaps subject to such requirement that we enter to hedge our commercial risks, if we do not do so, the clearing of such swaps would require us to post cash or other liquid collateral in connection with those swaps and may cause increased costs to our counterparties that may be reflected in the pricing those counterparties make available to us. Moreover, execution of swaps on boards of trade or swap execution facilities may also adversely affect the pricing we are able to obtain for such swaps.
As required by the Dodd-Frank Act, the CFTC and the federal banking regulators have adopted rules requiring certain market participants to collect margin with respect to uncleared swaps from their counterparties that are financial end users and certain registered swap dealers and major swap participants. The requirements of those rules relating to the collection of initial margin are being phased in over a period scheduled to end on September 1, 2020. Although we believe we will qualify as a non-financial end user for purposes of these rules, were we not to do so and have to post margin as to our uncleared swaps in the future, our cost of entering into and maintaining swaps would be increased. In addition, our counterparties that are subject to the regulations imposing the Basel III capital requirements on them may increase the cost to us of entering into swaps with them or contractually require us to post collateral with them in connection with such swaps to offset their increased capital costs or to reduce their capital costs to maintain those swaps on their balance sheets. Posting of collateral, including under the margin rules, could affect our liquidity, financial flexibility, and available cash.
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
The complete impact of the Dodd-Frank Act on our hedging activities is unknown at this time because the CFTC and the SEC have yet to complete the adoption of a number of the rules required to implement the swap provisions of the Dodd-Frank Act and are still in the process of implementing certain of the rules they have adopted. We believe the derivative contracts that we enter into should not be adversely affected by the position limits for derivatives and that we should generally be eligible to elect the end user exception from the mandatory clearing requirement when it is applicable to our swaps and to qualify as a non-financial end user under the swap margin rules. Nevertheless, there is a risk that the position limits might restrict our ability to enter into swaps in certain instances and that we might not satisfy the conditions to reliance on such end-user exception or qualify as a non-financial end user for purposes of the margin rules. Additionally, the application of the mandatory clearing and trade execution requirements and the margin rules to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. The impact of the swap regulatory regime upon our businesses will depend on, among other factors, the final form of all the rules adopted by the CFTC and other federal regulators and the CFTC’s and the other regulators’ implementation and enforcement of those rules.
Compliance with the rules adopted and to be adopted by the CFTC and other federal regulatory bodies may significantly increase the cost of entering into and maintaining derivative contracts. The increased costs may include costs associated with the posting of cash or other liquid collateral for our commodities hedging transactions in accordance with the margin rules or contractual requirements in circumstances in which we do not currently post collateral. Posting of additional cash or liquid collateral could also impact our liquidity, reduce cash available for capital expenditures and reduce our ability to execute hedges against commodity price uncertainty to protect cash flows. If we reduce our use of derivatives as a result of the Dodd-Frank Act and the related rules, our results of operations may become more volatile or may otherwise be adversely affected and our cash flows may be less predictable. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act is to lower commodity prices.
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
The market price of our common stock has historically experienced and may continue to experience volatility. For example, during the twelve months ended December 31, 2016, the high sales price per share of our common stock on the NYSE was $16.17 and the low sales price per share was $2.53. The sales price per share of our common stock has traded as low as $12.60 since December 31, 2016. The market price of our common stock could be subject to wide fluctuations in the future in response to the following events or factors that may vary over time and some of which are beyond our control, including but not limited to:

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
Our credit facility contains various covenants that restrict or limit, among other things, our ability to grant liens, merge or sell substantially all of our assets, make investments, guarantees, loans or advances in non-subsidiaries, enter into certain hedging agreements, incur additional debt and enter into certain affiliate transactions. In addition, our credit facility contains financial covenants, including an additional financial covenant if our credit ratings are below a specified level, and other limitations with which we will need to comply and which may limit our ability to borrow under the facility. Similarly, the indentures governing our senior notes restrict our ability to grant liens to secure certain types of indebtedness and merge or sell substantially all of our assets. These covenants could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our current assumptions about future economic conditions turn out to be incorrect or unexpected events occur, our ability to comply with these covenants may be significantly impaired.
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
Any significant reduction in our borrowing base under our revolving credit facility as a result of periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility if required as a result of a borrowing base redetermination.
As of December 31, 2016, we had total commitments on our revolving credit facility of $1.2 billion. Availability under our revolving credit facility is currently subject to a borrowing base of $1.025 billion. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2016, we had no outstanding borrowings under our revolving credit facility, though we may elect to borrow under that facility in the future. As of December 31, 2016, we had $66 million of letters of credit issued under the credit facility and unused borrowing capacity was $959 million. Any significant reduction in our borrowing base as a result of borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
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

•	Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, which impose requirements for the handling and discharge of solid and hazardous waste from our facilities;

•	National Environmental Policy Act (“NEPA”), which requires federal agencies to study likely environmental impacts of a proposed federal action before it is approved, such as drilling on federal lands;

•	Safe Drinking Water Act (“SDWA”), which restricts the disposal, treatment or release of water produced or used during oil and gas development;

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

There is inherent risk of the incurrence of environmental costs and liabilities in our business, some of which may be material, due to the handling of our products as they are gathered, transported, processed and stored, air emissions related to our operations, historical industry operations, and water and waste disposal practices. Joint and several, strict liability may be incurred without regard to fault under certain environmental laws and regulations, including CERCLA, RCRA and analogous state laws, for the remediation of contaminated areas and in connection with spills or releases of oil, natural gas and wastes on, under, or from our properties and facilities. Private parties may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from our operations. In addition, Non-Governmental Organizations who oppose the development of fossil fuels for a number of reasons, including environmental concerns, have recently increased their activities in ways outside the normal legal process by staging protests and demonstrations in a way that may disrupt our ability to conduct our operations and market our production. To date, most of this activity has been related to issues associated with the development of infrastructure but the possibility exists that these activities could be directed to other aspects of our business.
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
In March 2010, the EPA announced its National Enforcement Initiatives for 2011 to 2013, which were extended by the EPA for fiscal years 2014 to 2016 and now through 2019, which include Energy Extraction and “Ensuring Energy Extraction Activities Comply with Environmental Laws.” The EPA has settled a number of high-impact cases under this initiative resulting in significant air emissions reductions, and will continue to identify the best ways to address pollution through greater use of advanced pollution monitoring and reporting techniques. This initiative could involve a large scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.
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
We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and new capital costs may be incurred to comply with such changes. In addition, new environmental laws and regulations might adversely affect our products and activities, including drilling, processing, storage and transportation, as well as waste management and air emissions. For instance, the Obama administration issued a suite of proposed regulations to cut methane emissions from the oil and gas sector in August 2015 to petroleum-sector methane emissions 40 to 45 percent by 2025 from 2012 levels. EPA issued its proposed rules for new and modified wells in 2015 and finalized them in 2016. The Interior Department submitted proposed rules to the Office of Management and Budget in the fall of 2015 aimed at reducing methane flaring at wells on federal land, and the rule went into effect on January 17, 2017; the Department of Energy is to develop new ways to detect and repair methane leaks; and the Department of Transportation developed new pipeline safety standards issued January 13, 2017 that also reduce leaks. In addition, federal and state agencies could impose additional safety requirements, any of which could affect our profitability.
Legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formations in order to stimulate natural gas production. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs. Recently, there has been heightened debate about the hydraulic fracturing process and proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing. If adopted, this legislation could establish an additional level of regulation and permitting at the federal, state or local levels, and could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having finalized a multi-year study of the potential environmental impacts of hydraulic fracturing on drinking water resources. The EPA published its Final “Assessment of the Potential Impacts of Hydraulic Fracturing for Oil and Gas on Drinking Water Resources” on December 13, 2016. In August 2015, the EPA published its Final 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from on-shore unconventional oil and gas extraction and to specifically investigate centralized water treatment facilities that accept oil and gas extraction wastewaters. In addition to the EPA study, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board issued a final report on hydraulic fracturing in November 2011, which includes recommendations to address concerns related to hydraulic fracturing and shale gas production, including but not limited to conducting additional field studies on possible methane leakage from shale gas wells to water reservoirs and adopting new rules and enforcement practices to protect drinking and surface waters.
Several states have adopted or considered legislation requiring the disclosure of fracturing fluids and other restrictions on hydraulic fracturing, including states in which we operate (e.g., Colorado, Texas, North Dakota and New Mexico). Certain organizations have prompted ballot initiatives at the local level that are directed at imposing restrictions on hydraulic fracturing, and such ballot initiatives may be attempted on a wider basis in one or more states where we operate. The U.S. Department of the Interior issued its final rules considering disclosure requirements or other mandates for hydraulic fracturing on federal land, which, if adopted, would affect our operations on federal lands. In June 2016, a federal judge held that the BLM had no authority to issue such regulations, and the decision has been appealed to the Tenth Circuit Court of Appeals. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business as well as delay or prevent the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing.
Our ability to produce oil and natural gas could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules.
Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations in our Delaware Basin, San Juan Basin and Williston Basin operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The CWA imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The CWA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits issued by the EPA prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. The EPA has also adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. In August 2015, the EPA published its Final 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from onshore unconventional oil and gas extraction and to specifically investigate centralized water treatment facilities that accept oil and gas extraction wastewaters. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.
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
In recent years, leaders in government have proposed changes to certain federal income tax provisions currently available to oil and gas exploration and production companies. Domestic energy-related changes generally discussed include, but are not limited to, (i) repeal of the percentage depletion allowance for oil and gas properties; (ii) elimination of the ability to fully deduct intangible drilling and development costs in the year incurred; (iii) repeal of the manufacturing deduction for certain U.S. production activities; and (iv) extension of the amortization period for certain geological and geophysical expenditures. Further, there is now a renewed momentum for comprehensive tax reform due to recent changes in the leadership of our federal government including the office of President. Such tax reform could be very broad, perhaps including a major overhaul of our current income tax system, substantial changes in income tax rates and the addition of altogether new taxes. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. Changes to federal tax deductions, as well as any changes to or the imposition of new state or local taxes (including production, severance, or similar taxes) could negatively affect our financial condition and results of operations.
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
Beginning with our 2015 tax year and continuing with our 2016 tax year we generated an NOL that is being carried forward to future years. In the event that we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), our NOL carryovers generated prior to the ownership change would be subject to annual limitations, which could defer or eliminate our ability to utilize these tax losses against future taxable income. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. The January 2017 offering, when aggregated with past transactions, is not expected to result in limitations under Section 382 on the use of our NOLs for income tax purposes, although future changes in the ownership of our stock could result in the application of such limitations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Information regarding our properties is included in Item 1 of this report.

Item 3.	Legal Proceedings
See Item 8—Financial Statements and Supplementary Data—Note 10 of our Notes to Consolidated Financial Statements for the information that is called for by this item.
In December 2016, we entered into a consent decree with the Pennsylvania Department of Environmental Protection in connection with claims regarding a release of fluids from a former storage impoundment facility on property under our supervision. Under the terms of the consent decree, we agreed to pay a penalty and to undertake investigation, monitoring and reporting obligations with respect to the release. The amount of the penalty is not material to our financial position or results of operations.

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

	Years Ended December 31,
	2016		2015
	High	Low	High	Low
Common Stock:
Fourth quarter	$16.17	$10.13	$9.20	$5.03
Third quarter	$13.92	$8.71	$12.39	$5.24
Second quarter	$11.59	$6.29	$14.65	$10.95
First quarter	$7.03	$2.53	$13.55	$10.04
At February 22, 2017, there were 7,321 holders of record of our common stock.
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
The performance graph below compares the cumulative five-year total return to stockholders on WPX’s common stock as compared to the cumulative five-year total returns on the Standard and Poor’s Midcap 400 Index (“MID”), and the Standard and Poor’s Oil and Gas Exploration and Production Select Industry Index (“S&P O&G”). The comparison assumed a $100 investment was made in WPX’s stock, the MID Index and the S&P O&G Index as of December 31, 2011.

	As of December 31,
Total Return Analysis data:	2011	2012	2013	2014	2015	2016
WPX	$100.00	$81.89	$112.16	$64.01	$31.59	$80.19
MID	$100.00	$116.07	$152.71	$165.21	$159.08	$188.88
S&P O&G	$100.00	$103.13	$131.07	$91.64	$57.99	$79.51

Item 6.	Selected Financial Data

The following financial data at December 31, 2016 and 2015, and for each of the three years ended December 31, 2016, 2015 and 2014 should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of operations data:	(Millions, except per share amounts)
Product revenues	$722	$655	$971	$744	$1,044
Net gain (loss) on derivatives not designated as hedges	$(207)	$418	$434	$(124)	$78
Gas management revenue	$177	$286	$1,110	$882	$856
Total revenues	$693	$1,366	$2,523	$1,505	$1,981

Income (loss) from continuing operations(a)	$(612)	$(4)	$256	$(1,005)	$(2)
Income (loss) from discontinued operations(b)	11	(1,722)	(85)	(186)	(209)
Net income (loss)	$(601)	$(1,726)	$171	$(1,191)	$(211)
Less: Net income attributable to noncontrolling interests	—	1	7	(6)	12
Net income (loss) attributable to WPX Energy, Inc.	$(601)	$(1,727)	$164	$(1,185)	$(223)
Less: Dividends on preferred stock	18	9	—	—	—
Less: Loss on induced conversion of preferred stock	22	—	—	—	—
Net income (loss) attributable to WPX Energy, Inc. common stockholders	$(641)	$(1,736)	$164	$(1,185)	$(223)
Amounts attributable to WPX Energy, Inc.:
Income (loss) from continuing operations	$(652)	$(13)	$256	$(993)	$(2)
Income (loss) from discontinued operations	$11	$(1,723)	$(92)	$(192)	$(221)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(2.08)	$(0.06)	$1.26	$(4.95)	$(0.01)
Income (loss) from discontinued operations	$0.03	$(7.36)	$(0.45)	$(0.96)	$(1.11)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(2.08)	$(0.06)	$1.24	$(4.95)	$(0.01)
Income (loss) from discontinued operations	$0.03	$(7.36)	$(0.44)	$(0.96)	$(1.11)

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data:	(Millions)
Total assets	$7,264	$8,393	$8,896	$8,508	$9,536
Long-term debt	$2,575	$3,189	$2,260	$1,895	$1,483
Total stockholder’s equity	$3,466	$3,535	$4,319	$4,109	$5,268
Total equity, including noncontrolling interests	$3,466	$3,535	$4,428	$4,210	$5,371
 __________

(a)	Income (loss) from continuing operations includes significant pre-tax items comprised of the following:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Millions)
Impairment of producing properties and costs of acquired unproved reserves	$—	$—	$15	$772	$48
Impairment of unproved leasehold property	$—	$—	$41	$317	$—
Impairment of equity method investment	$—	$—	$—	$20	$—
Impairment of exploratory area well costs and dry hole costs	$—	$24	$21	$3	$1
Net (gain) loss on sales of assets and divestment of transportation contracts	$22	$(349)	$—	$—	$—

See Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairments and asset sales in 2016, 2015 and 2014.

(b)
Income (loss) from discontinued operations includes the results of holdings in the Piceance Basin, holdings in the Powder River Basin, holdings in the Barnett Shale and Arkoma Basin and Apco Oil and Gas International Inc. Significant components included in income (loss) from discontinued operations are comprised of the following:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Millions)
Piceance pre-tax impairments, including impairment of producing properties, costs of acquired unproved reserves and exploratory area well costs	$—	$2,334	$72	$88	$75
Powder River pre-tax impairments	$—	$16	$45	$192	$102
Net pre-tax gain on divestments	$(51)	$(26)	$—	$—	$(38)
Powder River gain on sale of deep rights leasehold	$—	$—	$—	$(36)	$—
Loss on sale of working interests in the Piceance Basin	$—	$—	$196	$—	$—

See Note 3 of Notes to Consolidated Financial Statements for further discussion of discontinued operations in 2016, 2015 and 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and Basis of Presentation
We are an independent oil and natural gas exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting, developing and growing our oil positions in the Delaware and San Juan Basins in the southwestern United States and the Williston Basin in North Dakota. We also have a natural gas position in the San Juan Basin. Until January 2015, we had significant operations in the Appalachian Basin in Pennsylvania. Associated with our commodity production are sales and marketing activities, which include oil and natural gas purchased from working interest owners in operated wells and other area third-party producers and, to a lesser extent, the management of various natural gas related contracts such as transportation and storage. The activity in 2016 also includes the marketing of Piceance Basin volumes during the transition period from April through June 2016 (see Note 3 of Notes to Consolidated Financial Statements). The revenues and expenses related to these sales and marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses.
On August 17, 2015, we completed the acquisition of privately-held RKI Exploration & Production, LLC (“RKI”) (the “Acquisition”) expanding our operations into the Delaware Basin in New Mexico and Texas. See Note 2 of Notes to Consolidated Financial Statements for a further discussion regarding the Acquisition.
In addition to the operations discussed above, we had operations in the Piceance Basin in Colorado until April 8, 2016 at which time we closed the agreement for the sale of our wholly owned subsidiary WPX Energy Rocky Mountain LLC, to Terra Energy Partners LLC (“Terra”). We also had operations for a portion of 2015 in the Powder River Basin in Wyoming, which were sold on September 1, 2015 and, until January 29, 2015, we had a 69 percent controlling interest in Apco Oil and Gas International Inc. (“Apco”), an oil and gas exploration and production company with activities in Argentina and Colombia. For all periods presented, the results of the Piceance Basin, Powder River Basin and Apco are reported as discontinued operations. See Note 3 of Notes to Consolidated Financial Statements for further discussion of our discontinued operations. Unless indicated otherwise, the following discussion relates to continuing operations.
The following discussion should be read in conjunction with the selected historical consolidated financial data and the consolidated financial statements and the related notes in Part II Item 8 of this Form 10-K. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”

Overview
Production (based on Mboe)
Product Revenues
The following table presents our production volumes and financial highlights for 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Production Sales Volume Data(a):
Oil (MBbls)	15,178	12,479	8,568
Natural gas (MMcf)	72,842	66,187	74,533
NGLs (MBbls)	3,645	2,412	898
Combined equivalent volumes (Mboe)	30,963	25,922	21,888
Production Sales Volume Per Day(a):
Oil (MBbls/d)	41.5	34.2	23.5
Natural Gas (MMcf/d)	199	181	204
NGL (MBbls/d)	10.0	6.6	2.5
Combined equivalent volumes (Mboe/d)	84.6	71.0	60.0
Financial Data (millions):
Total product revenues	$722	$655	$971
Total revenues	$693	$1,366	$2,523
Operating income (loss)	$(731)	$274	$526
Cash capital expenditures(b)	$(578)	$(1,124)	$(1,807)
Capital expenditure activity(c)	$(584)	$(865)	$(1,934)
 __________

(a)	Excludes production from our discontinued operations.

(b)
Includes cash capital expenditures related to discontinued operations of $35 million, $266 million and $597 million for the years ended December 31, 2016, 2015 and 2014, respectively, and excludes capital expenditures related to acquisitions.

(c)
Includes capital expenditures related to discontinued operations of $27 million, $184 million and $629 million for the years ended December 31, 2016, 2015 and 2014, respectively, and excludes capital expenditures related to acquisitions.

Our 2016 operating results were $1,005 million unfavorable compared to 2015. The primary items impacting 2016 results compared to 2015 results include:

•	$625 million unfavorable change in net gain (loss) on derivatives from a gain of $418 million to a loss of $207 million. Increases in forward prices during 2016 drove the 2016 loss;

•	$56 million unfavorable change in net gas management margin;

•	$95 million higher depreciation expense; and

•
the absence of $349 million of gain on sale of assets and divestment of transportation contracts and impairment of producing properties in 2015 compared to $22 million net loss for 2016 (see Note 5 of Notes to Consolidated Financial Statements);

Offset by:

•	$67 million increase in product revenues;

•	$43 million decrease in exploration expense;

•	the absence in 2016 of a $22 million charge associated with a contract termination included in 2015 expenses;

•
the absence in 2016 of a $23 million charge included in 2015 expenses associated with gathering obligations in an area of the Appalachian Basin where we plugged and abandoned our remaining wells in the fourth quarter of 2015 (see Note 5 of Notes to Consolidated Financial Statements); and

•	the absence in 2016 of $23 million of acquisition costs included in 2015 expenses.
Our 2015 operating results were $252 million unfavorable compared to 2014. The primary items impacting 2015 results compared to 2014 results include:

•	$316 million lower production revenues,

•	$165 million higher depreciation, depletion and amortization expense,

•	$106 million lower net gas management margin,

•	$22 million charge associated with a contract termination in the first quarter of 2015,

•
$23 million charge associated with gathering obligations in an area of the Appalachian Basin where we plugged and abandoned our remaining wells in the fourth quarter of 2015 (see Note 5 of Notes to Consolidated Financial Statements); and

•	$23 million of acquisition costs in 2015;
Offset by:

•	$349 million net gain on sales of assets in 2015 (see Note 5 of Notes to Consolidated Financial Statements) and

•
$45 million in total from lower operating expenses, including lease and facility operating, gathering, processing and transportation, operating taxes and general and administrative expenses for 2015 compared to 2014.

Outlook
The oil and gas industry is in a challenging environment, especially over the past three years, as evidenced by volatility in the oil prices that ranged from over $100 per barrel in early 2014 to less than $30 per barrel in 2016 and the resulting changes to capital plans among our peers, reductions in workforces across the industry and heightened concerns about liquidity. Into these headwinds, we began a path to transform WPX based on a strategy of increasing oil production as a percentage of our overall production and increasing margins. The steps taken included sales of domestic natural gas assets (properties in the Piceance, Powder River and Appalachian Basins), sale of international interests in South America, elimination of long term transportation commitments in these areas and the purchase in 2015 of oil focused properties in the Delaware Basin. As we exit 2016, we operate in three basins, with our primary focus in the Delaware Basin assets acquired in 2015. The asset scale and concentrated acreage position will allow for efficient, low-cost development activities over a number of years that will provide additional optionality to our portfolio and a more balanced commodity mix. We have also added additional acreage through “bolt on” acreage acquisitions in 2015 and 2016 and may continue to opportunistically add acreage as evidenced by our announcement in January 2017 of a $775 million deal to acquire 18,000+ net acres in the Delaware Basin (see Note 16 of Notes to the Consolidated Financial Statements). With the foundations of our a) assets in the Delaware, Williston and San Juan Basins; b) our current employees in place and c) our liquidity position including hedges into 2018, we believe we are well positioned for growth assuming a commodity environment of approximately $40 to $60 per barrel. However, appropriate adjustments would be made if we foresee that future commodity prices will remain at or outside the boundaries of this range. Our planned growth, both volumes and cash flow, in the next two years are another important step in the transformation of the company in an effort to improve our leverage metrics along with other per Boe metrics.
Before considering the impact of a recently announced bolt-on acquisition, our 2017 drilling and completion capital program is expected to range from $800 million to $860 million. Approximately half of the capital is targeted for development in the Delaware Basin. This program would fund an eight-rig program, with five in the Delaware Basin, two in the Williston Basin and one in the San Juan Basin. In 2017, we expect to complete more than 150 operated wells under this plan consisting of roughly 70-80 Delaware wells, 38-42 Williston wells and 40-46 San Juan wells. In addition, WPX will expand its Delaware midstream facilities in 2017 with expected spending to range from $35 million to $45 million. In December 2016, the first phase of our Delaware crude oil gathering system went into service. WPX is planning a total installation of approximately 50 miles of crude oil pipe to support its Delaware production. During the fourth quarter, WPX also initiated a process to evaluate strategic options for midstream infrastructure in the Delaware Basin specifically focused on crude oil gathering and natural gas processing. These options include the potential for a joint venture. WPX expects to complete this process by the end of second-quarter 2017.
In 2016, we took steps to strengthen our liquidity including the issuance of common equity which provided $538 million of proceeds net of offering costs, renegotiated a secured revolving credit agreement with a $1.025 billion current capacity and repaid the $400 million of senior notes due in January 2017. Our December 31, 2016 liquidity totaled approximately $1.45 billion, reflecting $496 million of cash and cash equivalents and $959 million available under the Credit Facility. Excluding any future borrowings on the Credit Facility, our next debt maturity of $500 million is not due until 2020. In conjunction with the January 2017 acreage acquisition announcement noted above, we issued common equity in January 2017 that will provide over 80 percent of the cash required to close the deal thus preserving our liquidity. In addition, we have utilized derivatives to enhance the predictability of cash flow for our capital plans. See the commodity price risk management section for a summary of our derivative positions in 2017 and 2018. We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
As we execute on our long-term strategy, we continue to operate with a focus on increasing shareholder value and investing in our businesses in a way that enhances our competitive position by:

•	continuing to grow our oil production and reserves through the development of our positions in the Delaware Basin, Williston Basin and Gallup Sandstone in the San Juan Basin;

•	continuing to pursue cost improvements and efficiency gains;

•	employing new technology and operating methods;

•	continuing to invest in projects to assess resources and add new development opportunities to our portfolio;

•	retaining the flexibility to make adjustments to our planned levels and allocation of capital investment expenditures in response to changes in economic conditions or business opportunities; and

•	continuing to maintain an active economic hedging program around our commodity price risks.
Potential risks or obstacles that could impact the execution of our plan include:

•	lower than anticipated energy commodity prices;

•	lower than expected results from acquisitions;

•	higher capital costs of developing our properties, including the impact of inflation;

•	lower than expected levels of cash flow from operations;

•	counterparty credit and performance risk;

•	general economic, financial markets or industry downturn;

•	unavailability of capital either under our revolver or access to capital markets;

•	changes in the political and regulatory environments;

•	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment supplies, skilled labor or transportation; and

•	decreased drilling success.
With the exception of potential impairments, we continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. As previously noted, commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel for a brief time over the past five years. Our forecasted price assumptions reflect a long term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our predominantly oil proved properties is $4.1 billion and the net book value of our predominantly natural gas proved properties is approximately $320 million. In addition, the net book value associated with unproved leasehold is approximately $2.0 billion and is primarily associated with our Delaware Basin properties. See our discussion of impairment of long-lived assets in our critical accounting estimates discussion in our critical accounting estimates discussion later in this section.
Results of Operations
2016 vs. 2015
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2016	2015
	(Millions)
Revenues:
Oil sales	$551	$494	$57	12%
Natural gas sales	125	138	(13)	(9)%
Natural gas liquid sales	46	23	23	100%
Total product revenues	722	655	67	10%
Net gain (loss) on derivatives	(207)	418	(625)	NM
Gas management	177	286	(109)	(38)%
Other	1	7	(6)	(86)%
Total revenues	$693	$1,366	$(673)	(49)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Significant variances in the respective line items of revenues are comprised of the following:

•
$57 million increase in oil sales reflects $107 million related to higher production sales volumes partially offset by a $50 million related to lower sales prices for 2016 compared to 2015. The increase in production sales volumes relates to our Delaware Basin which was acquired on August 17, 2015. The Delaware Basin volumes were 13.0 Mbbls per day for 2016 compared to 3.5 Mbbls per day for 2015. Delaware Basin volumes from the acquisition date to December 31, 2015 were 9.2 Mbbls per day. The following table reflects oil and condensate production prices and volumes for 2016 and 2015.

	Years ended December 31,
	2016	2015

Oil sales (per barrel)	$36.31	$39.61
Impact of net cash received related to settlement of derivatives (per barrel)(a)	12.50	31.21
Oil net price including all derivative settlements (per barrel)	$48.81	$70.82

Oil production sales volumes (Mbbls)	15,178	12,479
Per day oil production sales volumes (Mbbls/d)	41.5	34.2
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$13 million decrease in natural gas sales reflects $27 million related to lower sales prices offset by a $14 million increase related to higher production sales volumes for 2016 compared to 2015. The increase in our production sales volumes is due to our Delaware Basin which was acquired on August 17, 2015. The following table reflects natural gas production prices and volumes for 2016 and 2015.

	Years ended December 31,
	2016	2015

Natural gas sales (per Mcf)	$1.72	$2.08
Impact of net cash received related to settlement of derivatives (per Mcf)(a)	1.53	3.93
Natural gas net price including all derivative settlements (per Mcf)	$3.25	$6.01

Natural gas production sales volumes (MMcf)	72,842	66,187
Per day natural gas production sales volumes (MMcf/d)	199	181
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$23 million increase in natural gas liquids sales is due to $12 million related to higher production sales volumes and $11 million related to higher NGL sales prices for 2016 compared to 2015. The following table reflects NGL production prices and volumes for 2016 and 2015.

	Years ended December 31,
	2016	2015

NGL sales (per barrel)	$12.48	$9.39

NGL production sales volumes (Mbbls)	3,645	2,412
Per day NGL production sales volumes (Mbbls/d)	10.0	6.6

•
$625 million unfavorable change in net gain (loss) on derivatives primarily reflects an unfavorable change from a gain of $418 million in 2015 to a loss of $207 million in 2016. Settlements from our derivatives totaled $302 million for 2016 and net settlements were $617 million for 2015.

•
$109 million decrease in gas management revenues primarily due to lower average prices on physical natural gas sales as well as lower natural gas and crude sales volumes. The decrease in volumes primarily resulted from reduced activity following the sale of a package of marketing contracts in the second quarter of 2015 and release of certain related firm transportation capacity in the first and second quarters of 2015 (see Note 5 of Notes to Consolidated Financial Statements). The decrease in volumes was partially offset by the sale of production volumes pursuant to our purchase agreement with the buyer of the Piceance Basin operations. This agreement ended June 30, 2016. The decrease in the sales price was greater than the decrease in the purchase price as reflected in the $53 million decrease in related gas management costs and expenses, discussed below.
Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per MBoe Expense
	2016	2015			2016	2015
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$623	$528	$(95)	(18)%	$20.11	$20.39
Lease and facility operating	163	145	(18)	(12)%	$5.26	$5.59
Gathering, processing and transportation	76	64	(12)	(19)%	$2.45	$2.48
Taxes other than income	60	62	2	3%	$1.94	$2.38
Exploration	42	85	43	51%
General and administrative:
General and administrative expenses	181	179	(2)	(1)%	$5.84	$6.95
Equity based compensation	33	31	(2)	(6)%	$1.06	$1.17
Total general and administrative	214	210	(4)	(2)%	$6.90	$8.12
Gas management, including charges for unutilized pipeline capacity	208	261	53	20%
Net (gain) loss on sales of assets and divestment of transportation contracts and impairment of producing properties (Note 5)	22	(349)	(371)	NM
Acquisition costs (Note 2)	—	23	23	100%
Other—net	16	63	47	75%
Total costs and expenses	$1,424	$1,092	$(332)	(30)%
Operating income (loss)	$(731)	$274	$(1,005)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant components on our costs and expenses are comprised of the following:

•
$95 million increase in depreciation, depletion and amortization is primarily due to higher volumes in our Delaware Basin, which was acquired on August 17, 2015, partially offset by a lower rate per Boe and lower volumes in the Williston Basin in 2016.

•
$18 million increase in lease and facility operating expenses primarily related to our Delaware Basin which was acquired on August 17, 2015 partially offset by reduced costs across our basins. Lease and facility operating expenses for 2016 and 2015 included $67 million and $25 million, respectively, from our Delaware Basin.

•	$12 million increase in gathering, processing and transportation expenses is primarily due to the sale of our San Juan Basin and Williston Basin gathering systems.

•
$43 million decrease in exploration expenses is primarily due to 2015 dry hole costs, impairments of exploratory area well costs and unproved leasehold property impairment, amortization and expiration related to a non-core exploratory play where we no longer intend to continue exploration activities.

•
General and administrative expenses for both 2016 and 2015 include $15 million for severance and relocation costs associated with workforce reductions and office consolidations. We will continually challenge our levels of general and administrative costs, however, we believe our organizational size is conducive for future growth. Excluding the severance and relocation costs in 2016 and 2015, general and administrative expenses would have averaged $6.43 per Boe for 2016 and $7.52 per Boe for 2015.

•
$53 million decrease in gas management expenses is primarily due to lower purchase volumes, as well as lower average prices on physical natural gas cost of sales for 2016 compared to 2015. The decrease in volumes primarily resulted from reduced activity following the sale of a package of marketing contracts in the second quarter of 2015 and release of certain related firm transportation capacity in the first and second quarters of 2015 (see Note 5 of Notes to Consolidated Financial Statements).The decrease in volumes is partially offset by the sale of production volumes pursuant to our purchase agreement with the buyer of the Piceance Basin operations. This agreement ended June 30, 2016. Also included in gas management expenses are $27 million and $38 million, respectively, for 2016 and 2015 for unutilized pipeline capacity.

•
$22 million net loss on sales of assets and divestment of transportation contracts in 2016 primarily related to a $238 million loss on the divestment of transportation obligations offset by $217 million of gains recognized related to the sale of the San Juan Basin gathering system. The $349 million net gain in 2015 primarily related to a $209 million gain on the sale of a package of marketing contracts and release of certain related firm transportation capacity in the second quarter of 2015, $70 million from the sale of a North Dakota gathering system in the fourth quarter of 2015 and a net gain of $69 million on the sale of a portion of our Appalachian Basin assets in the first quarter of 2015. (See Note 5 of Notes to Consolidated Financial Statements for further discussion of these sales).

•	$23 million of acquisition costs in 2015 related to the acquisition of RKI (see Note 2 of Notes to Consolidated Financial Statements).

•
$47 million decrease in other expenses primarily relates to a $22 million charge associated with a contract termination in the first quarter of 2015 and a $23 million charge associated with gathering obligations in an area of the Appalachian Basin where we plugged and abandoned our remaining wells in the fourth quarter of 2015 (see Note 5 of Notes to Consolidated Financial Statements).

Results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2016	2015
	(Millions)
Operating income (loss)	$(731)	$274	$(1,005)	NM
Interest expense	(207)	(187)	(20)	(11)%
Loss on extinguishment of debt	(1)	(65)	64	98%
Investment income and other	2	(2)	4	NM
Income (loss) from continuing operations before income taxes	(937)	20	(957)	NM
Provision (benefit) for income taxes	(325)	24	349	NM
Income (loss) from continuing operations	(612)	(4)	(608)	NM
Income (loss) from discontinued operations	11	(1,722)	1,733	NM
Net income (loss)	(601)	(1,726)	1,125	65%
Less: Net income (loss) attributable to noncontrolling interests	—	1	(1)	(100)%
Comprehensive income (loss) attributable to WPX Energy, Inc.	$(601)	$(1,727)	$1,126	65%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to a full year of interest on the notes issued in the third quarter of 2015, partially offset by the absence in 2016 of $16 million of fees expensed in 2015 associated with acquisition bridge financing arrangements related to the Acquisition.
The loss on extinguishment of debt in 2015 related to the satisfaction and discharge of RKI’s senior notes, including a make whole premium, at the time of the closing of the Acquisition (see Note 2 of Notes to Consolidated Financial Statements).
The provision (benefit) for income taxes changed favorably due to a pretax loss from continuing operations before income taxes in 2016 compared to income for 2015. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods. Our effective rate in future periods may be impacted by a valuation allowance on Federal NOL carryovers (see Note 9) .
The change in income (loss) from discontinued operations was primarily due to the Piceance Basin operations, which includes a $2.3 billion impairment in 2015, the completion of the sale of Apco in first-quarter 2015, a $15 million loss on the sale of the Powder River Basin and $187 million of expense recorded upon the exit of the Powder River Basin related to obligations under pipeline capacity, gathering and treating agreements, partially offset by $13 million received from the settlement of the escrow from a previous sales contract for the Powder River Basin assets for 2015 (see Note 3 of Notes to Consolidated Financial Statements).

2015 vs. 2014
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2015	2014
	(Millions)
Revenues:
Oil sales	$494	$669	$(175)	(26)%
Natural gas sales	138	282	(144)	(51)%
Natural gas liquid sales	23	20	3	15%
Total product revenues	655	971	(316)	(33)%
Net gain (loss) on derivatives	418	434	(16)	(4)%
Gas management	286	1,110	(824)	(74)%
Other	7	8	(1)	(13)%
Total revenues	$1,366	$2,523	$(1,157)	(46)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:

•
$175 million decrease in oil sales reflects $480 million related to lower sales prices partially offset by a $305 million increase related to increased sales volumes for 2015 compared to 2014. The increase in production sales volumes primarily relates to Delaware Basin volumes since the Acquisition and continued development drilling in the Williston Basin and Gallup Sandstone in the San Juan Basin. In the Williston and San Juan Basins, volumes were 21.8 Mbbls per day and 8.9 Mbbls per day, respectively for 2015 compared to 19.5 Mbbls per day and 3.9 Mbbls per day, respectively, for 2014. Volumes in the Delaware Basin since the Acquisition date were 9.2 Mbbls per day. The following table reflects oil and condensate production prices and volumes for 2015 and 2014.

	Years ended December 31,
	2015	2014

Oil sales (per barrel)	$39.61	$78.09
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	31.21	2.17
Oil net price including all derivative settlements (per barrel)	$70.82	$80.26

Oil production sales volumes (Mbbls)	12,479	8,568
Per day oil production sales volumes (Mbbls/d)	34.2	23.5
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$144 million decrease in natural gas sales is primarily due to $113 million related to lower sales prices and $31 million related to lower production sales volumes for 2015 compared to 2014. The decrease in our production sales volumes is due in part to the sale of Appalachian Basin assets in the first quarter of 2015 (see Note 5 of Notes to Consolidated Financial Statements) partially offset by an increase in production sales volumes in the San Juan Basin in 2015 and the Delaware Basin since the Acquisition date. The following table reflects natural gas production prices and volumes for 2015 and 2014.

	Years ended December 31,
	2015	2014

Natural gas sales (per Mcf)	$2.08	$3.78
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	3.93	(0.37)
Natural gas net price including all derivative settlements (per Mcf)	$6.01	$3.41

Natural gas production sales volumes (MMcf)	66,187	74,533
Per day natural gas production sales volumes (MMcf/d)	181	204
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$3 million increase in natural gas liquids sales is primarily due to $35 million related to higher production sales volumes substantially offset by $32 million related to lower NGL sales prices for 2015 compared to 2014. The following table reflects NGL production prices and volumes for 2015 and 2014.

	Years ended December 31,
	2015	2014

NGL sales (per barrel)	$9.39	$22.94
Impact of net cash received related to settlement of derivatives (per barrel)(a)	—	7.81
NGL net price including all derivative settlements (per barrel)	$9.39	$30.75

NGL production sales volumes (Mbbls)	2,412	898
Per day NGL production sales volumes (Mbbls/d)	6.6	2.5
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

•
$824 million decrease in gas management revenues primarily due to lower average prices on physical natural gas sales as well as lower natural gas sales volumes. The decrease in volumes primarily relates to the sale of a package of marketing contracts in the second quarter of 2015 and release of certain related firm transportation capacity in the first and second quarters of 2015 (see Note 5 of Notes to Consolidated Financial Statements). The decrease in the sales price was greater than the decrease in the purchase price as reflected in the $718 million decrease in related gas management costs and expenses, discussed below.

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per MBoe Expense
	2015	2014			2015	2014
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$528	$363	$(165)	(45)%	$20.39	$16.58
Lease and facility operating	145	143	(2)	(1)%	$5.59	$6.51
Gathering, processing and transportation	64	71	7	10%	$2.48	$3.25
Taxes other than income	62	88	26	30%	$2.38	$4.03
Exploration	85	101	16	16%
General and administrative:
General and administrative expenses	179	194	15	8%	$6.95	$8.87
Equity based compensation	31	30	(1)	(3)%	$1.17	$1.37
Total general and administrative	210	224	14	6%	$8.12	$10.24
Gas management, including charges for unutilized pipeline capacity	261	979	718	73%
Net (gain) loss on sales of assets and divestment of transportation contracts and impairment of producing properties (Note 5)	(349)	15	364	NM
Acquisition costs	23	—	(23)	NM
Other—net	63	13	(50)	NM
Total costs and expenses	$1,092	$1,997	$905	45%
Operating income (loss)	$274	$526	$(252)	(48)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant components on our costs and expenses are comprised of the following:

•
$165 million increase in depreciation, depletion and amortization expenses primarily due to a higher rate, higher oil production volumes and approximately $39 million related to the Delaware Basin. The higher rate is due in part to our adjustment of the proved reserves used for the calculation of depletion and amortization to reflect the impact of a decrease in the 12-month average price resulting in a $36 million addition to depreciation, depletion and amortization in 2015.

•
$2 million increase in lease and facility operating expenses primarily relates to higher oil production volumes and approximately $25 million related to the Delaware Basin since the Acquisition date substantially offset by lower natural gas volumes due to the sales of a portion of our Appalachian Basin assets in the first quarter of 2015, as well as cost reduction efforts across our basins.

•
$7 million decrease in gathering, processing and transportation expenses primarily relates to lower excess gathering capacity expense which was $8 million and $13 million in 2015 and 2014, respectively.

•	$26 million decrease in taxes other than income primarily relates to lower oil prices, partially offset by higher oil production volumes.

•
$16 million decrease in exploration expenses primarily relates to a decrease in unproved leasehold property impairments, amortization and expiration in 2015 compared to 2014 (see Note 5 of Notes to Consolidated Financial Statements).

•
$14 million decrease in general and administrative expenses is primarily due to reduced employee and related costs as a result of headcount reductions and the absence of $10 million of costs associated with an early exit program offered in 2014 partially offset by approximately $15 million of severance and relocation costs associated with the workforce reduction and office consolidation announced during the first quarter of 2015. Excluding the severance and relocation costs in 2015 and the costs of the early exit program in 2014, general and administrative expenses would have averaged $7.52 per Boe for 2015 and $9.79 per Boe for 2014.

•
$718 million decrease in gas management expenses, primarily due to lower average prices on physical natural gas cost of sales as well as lower commodity purchase volumes, as previously discussed. Additionally in 2014, we recognized a loss of approximately $14 million on the release of future storage capacity commitments and approximately $4 million loss on the sale of related natural gas in storage partially offset by $11 million related to a tariff rate refund received in prior years which is no longer under appeal by the pipeline company. Also included in gas management expenses are $38 million and $57 million in 2015 and 2014, respectively, for unutilized pipeline capacity. Unutilized pipeline capacity expenses will be less in the future as a result of the charge included in discontinued operations (see Note 3 of Notes to Consolidated Financial Statements); however, we will continue to have cash outflows associated with these contracts.

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

•
$50 million increase in other expenses primarily relates to a $22 million charge associated with a contract termination in the first quarter of 2015 and a $23 million charge associated with gathering obligations in an area of the Appalachian Basin where we plugged and abandoned our remaining wells in the fourth quarter of 2015 (see Note 5 of Notes to Consolidated Financial Statements).

Results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2015	2014
	(Millions)
Operating income (loss)	$274	$526	$(252)	(48)%
Interest expense	(187)	(123)	(64)	(52)%
Loss on extinguishment of debt	(65)	—	(65)	NM
Investment income and other	(2)	1	(3)	NM
Income (loss) from continuing operations before income taxes	20	404	(384)	(95)%
Provision (benefit) for income taxes	24	148	124	84%
Income (loss) from continuing operations	(4)	256	(260)	NM
Income (loss) from discontinued operations	(1,722)	(85)	(1,637)	NM
Net income (loss)	(1,726)	171	(1,897)	NM
Less: Net income (loss) attributable to noncontrolling interests	1	7	(6)	(86)%
Comprehensive income (loss) attributable to WPX Energy, Inc.	$(1,727)	$164	$(1,891)	NM
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
The loss on extinguishment of debt, including a make whole premium, relates to the satisfaction and discharge of RKI’s senior notes at the time of the closing of the Acquisition (see Note 2 of Notes to Consolidated Financial Statements).
The provision (benefit) for income taxes changed favorably due to lower income from continuing operations before income taxes in 2015 compared to 2014. See Note 9 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
The change in income (loss) from discontinued operations was primarily due to the Piceance Basin operations, which includes a $2.3 billion impairment in 2015, the completion of the sale of Apco in first-quarter 2015, a $15 million loss on the sale of the Powder River Basin and $187 million of expense recorded upon the exit of the Powder River Basin related to obligations under pipeline capacity, gathering and treating agreements, partially offset by $13 million received from the settlement of the escrow from a previous sales contract for the Powder River Basin assets for 2015 (see Note 3 of Notes to Consolidated Financial Statements).

Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital and capital expenditures while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2017 are cash on hand, expected cash flows from operations, proceeds from the issuance of equity securities in January 2017 and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to pursue our business strategy and goals through at least 2018. Additional sources of liquidity, if needed and if available, include proceeds from asset sales or joint venture of midstream development, bank financings and proceeds from the issuance of long-term debt and equity securities. In addition, we may further reduce debt and/or interest expense by seeking to retire, purchase or exchange our outstanding debt through cash purchases and/or exchanges for equity or debt securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We note the following assumptions for 2017:

•	before considering the impact of the recently announced bolt-on acquisition, our planned capital expenditures are estimated to be approximately $835 million to $905 million in 2017;

•	the successful completion of the $775 million bolt-on acreage acquisition; and

•	we have hedged a portion of our of anticipated 2017 and 2018 oil and gas production as disclosed in Commodity Price Risk Management following this section.
Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices or inflation on operating costs;

•	significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold;

•	reduced access to our credit facility pursuant to our financial covenants; and

•	higher than expected development costs, including the impact of inflation.

Credit Facility
On March 18, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility with $1.2 billion in commitments and a maturity date of October 28, 2019. The Borrowing Base was reaffirmed at $1.025 billion in October 2016 and will remain in effect until the next Redetermination Date as set forth in the Credit Facility. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility see Note 8 of Notes to Consolidated Financial Statements. As of December 31, 2016, WPX had no borrowings outstanding, had $66 million of letters of credit issued under the Credit Facility and was in compliance with our financial covenants under the credit agreement. Our unused borrowing availability was $959 million as of December 31, 2016.
Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing oil and gas properties, we enter into derivative contracts for a portion of our future production (see Note 15 of Notes to Consolidated Financial Statements). We chose not to designate our derivative contracts associated with our future production as cash flow hedges for accounting purposes. We have the following contracts as of February 22, 2017, shown at weighted average volumes and basin-level weighted average prices:

Crude Oil	2017		2018
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed-price—WTI	39,554	$50.93	30,000	$54.61
Swaptions—WTI	1,764	$44.61	—	$—
Fixed Price Calls— WTI	4,500	$56.47	13,000	$58.89
Basis Swaps— Midland-Cushing	12,778	$(0.52)	13,000	$(0.94)

Natural Gas	2017		2018
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed-price—Henry Hub	170	$3.02	155	$2.98
Swaptions—Henry Hub	—	$—	20	$3.33
Fixed Price Calls—Henry Hub	16	$4.50	16	$4.75
Basis swaps—San Juan	98	$(0.18)	50	$(0.34)
Basis swaps—Permian	73	$(0.20)	43	$(0.28)
Basis swaps—Waha	—	$—	63	$(0.16)

Credit Ratings
As previously noted, our ability to borrow money will be impacted by several factors, including our credit ratings. Credit ratings agencies perform independent analysis when assigning credit ratings. While not a current factor related to our credit facility, a downgrade of our current rating could increase our future cost of borrowing, thereby negatively affecting our available liquidity. The ratings as of the date of this filing were as follows:

Standard and Poor’s
Corporate Credit Rating	B+
Senior Unsecured Debt Rating	B
Outlook	Stable
Moody’s Investors Service
LT Corporate Family Rating	B2
Senior Unsecured Debt Rating	B3
Outlook	Stable

Sources (Uses) of Cash

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Net cash provided (used) by:
Operating activities	$262	$811	$1,070
Investing activities	310	(1,316)	(1,437)
Financing activities	(114)	473	344
Increase (decrease) in cash and cash equivalents	$458	$(32)	$(23)
Operating activities
Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $25 million, $187 million and $650 million for 2016, 2015 and 2014, respectively.
Our net cash provided by operating activities decreased in 2016 from 2015 primarily due to decreases of $315 million in net settlements received on derivatives and a decrease in cash provided by discontinued operations.
Total cash provided by operating activities decreased in 2015 from 2014 due to a decrease in cash provided by discontinued operations and decreases in commodity prices and natural gas volumes, substantially offset by cash received on settlement of derivative contracts and higher oil volumes. Total cash provided by operating activities for 2015 also includes approximately $23 million of acquisition costs related to the Acquisition.

Investing activities
The table below includes cash and incurred capital expenditures for drilling and completions and capital expenditures for land acquisitions.

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Cash capital expenditures for drilling and completions:
Continuing operations	$431	$730	$873
Domestic discontinued operations	29	234	479
Total	$460	$964	$1,352

Capital expenditures incurred for drilling and completions:
Continuing operations	$450	$563	$957
Domestic discontinued operations	22	170	495
Total	$472	$733	$1,452

Land acquisitions(a)	$85	$59	$297
Capital expenditures for international discontinued operations	$—	$15	$85
 __________

(a)	Includes approximately $150 million related to the purchase of oil and natural gas properties in the San Juan Basin in 2014.
Significant components related to proceeds from the sale of our domestic assets and international interests are comprised of the following:
2016

•	$862 million for the sale of WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations to Terra Energy Partners, LLC (see Note 3 of Notes to Consolidated Financial Statements); and

•
$280 million for the sale of our San Juan Basin gathering system to a portfolio company of ISQ Global Infrastructure Fund, a fund managed by I Squared Capital during the first quarter of 2016 (see Note 5 of Notes to Consolidated Financial Statements).

2015

•
$291 million after expenses but before $17 million of cash on hand at Apco as of the closing date, for the divestiture of our 69 percent controlling equity interest in Apco and additional Argentina-related assets to Pluspetrol (see Note 3 of Notes to Consolidated Financial Statements);

•
$271 million for the sale of a portion of our Appalachian Basin operations and release of certain firm transportation capacity to Southwestern Energy Company during the first quarter of 2015 (see Note 5 of Notes to Consolidated Financial Statements);

•	$182 million for the sale of a North Dakota gathering system that closed during the fourth quarter of 2015 (see Note 5 of Notes to Consolidated Financial Statements); and

•	$67 million for the sale of our Powder River Basin assets during fourth quarter of 2015 (see Note 3 of Notes to Consolidated Financial Statements).
2014

•
Approximately $329 million for the sale of a portion of our working interests in certain Piceance Basin wells to Legacy during the second quarter of 2014 (see Note 3 of Notes to Consolidated Financial Statements).

Cash provided by investing activities in 2016 was also impacted by a $238 million divestment of certain transportation contracts (see Note 5 of Notes to Consolidated Financial Statements). Cash used by investing activities in 2015 also includes $209 million for the sale of a package of marketing contracts and release of certain related firm transportation capacity in the Northeast during May 2015 (see Note 5 of Notes to Consolidated Financial Statements).

During 2015, we successfully closed the purchase of RKI and paid approximately $1.2 billion in cash, net of cash acquired and net of certain distributions.
Financing activities
The following are significant financing activities by year.
2016

•	On June 6, 2016, we completed an equity offering of 56.925 million shares of our common stock for net proceeds of approximately $538 million;

•	net repayments under the Credit Facility of $265 million;

•	$355 million repayment of our Senior Notes due 2017;

•	$18 million of preferred stock dividends; and

•	$10 million of cash paid as an inducement for the conversion of preferred stock to common stock.
2015

•
Equity offerings of (a) 30 million shares of our common stock for net proceeds of approximately $292 million and (b) $350 million of aggregate liquidation preference of 6.25% series A mandatory convertible preferred stock for net proceeds of approximately $339 million (see Note 13 of Notes to Consolidated Financial Statements);

•
debt offering of (a) $500 million aggregate principal amount of 7.500% senior unsecured notes due 2020 and (b) $500 million aggregate principal amount of 8.250% senior unsecured notes due 2023 (see Note 8 of Notes to Consolidated Financial Statements);

•
payment of long term debt includes cash used to retire $600 million of outstanding debt on RKI’s revolving credit facility and $455 million for the satisfaction and discharge of RKI’s senior notes which includes a $55 million make-whole premium;

•	net payments under the Credit Facility of $15 million. In August 2015, we utilized borrowings under the Credit Facility for the Acquisition; and

•	$40 million in payments for debt issuance costs and acquisition bridge financing fees for the debt offerings and revolver amendments.
2014

•
We issued $500 million of senior unsecured notes at an interest rate of 5.250%. We used the proceeds from this offering to repay borrowings under our revolving credit facility and for related transaction fees and expenses (see Note 8 of Notes to Consolidated Financial Statements); and

•	net payments of $130 million on our Credit Facility.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at December 31, 2016 and December 31, 2015.

Contractual Obligations
The table below summarizes the maturity dates of our contractual obligations at December 31, 2016.

	2017	2018 – 2019	2020 – 2021	Thereafter	Total
	(Millions)
Long-term debt, including current portion:
Principal	$1	$—	$500	$2,100	$2,601
Interest	171	342	305	194	1,012
Operating leases and associated service commitments:
Drilling rig commitments(a)	43	8	—	—	51
Other	18	19	13	2	52
Transportation commitments(b)	38	59	23	1	121
Oil and gas activities(c)	169	199	166	247	781
Other	11	12	—	—	23
Other long-term liabilities, including current portion:
Financial derivatives(d)	125	30	—	—	155
Total obligations	$576	$669	$1,007	$2,544	$4,796
 __________

(a)	Includes materials and services obligations associated with our drilling rig contracts.

(b)
Includes firm demand obligations of $107 million for which $91 million is recorded as a liability as of December 31, 2016. A liability was recorded in 2015 in conjunction with our exit from the Powder River Basin (see Note 3 of Notes to Consolidated Financial Statements). Excludes additional commitments totaling $17 million associated with projects for which the counterparty has not yet received satisfactory regulatory approvals.

(c)
Includes gathering, processing and other oil and gas related services commitments for which $56 million is recorded as a liability as of December 31, 2016. Liabilities were recorded in 2015 in conjunction with our exit from the Powder River Basin and associated with an abandoned area in the Appalachian Basin. Excluded are liabilities associated with asset retirement obligations totaling $107 million as of December 31, 2016. The ultimate settlement and timing of asset retirement obligations cannot be precisely determined in advance; however, we estimate that approximately 15 percent of this liability will be settled in the next five years.

(d)
Obligations for financial derivatives are based on market information as of December 31, 2016, and assume contracts remain outstanding for their full contractual duration. Because market information changes daily and is subject to volatility, significant changes to the values in this category may occur.

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
In our management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are as follows:

Successful Efforts Method of Accounting for Oil and Gas Exploration and Production Activities
We use the successful efforts method of accounting for our oil- and gas-producing activities. Estimated natural gas and oil reserves and estimated market prices for oil and gas are a significant part of our financial calculations. Following are examples of how these estimates affect financial results:

•	an increase (decrease) in estimated proved oil, natural gas and NGL reserves can reduce (increase) our unit-of-production depreciation, depletion and amortization rates; and

•	changes in oil, natural gas, and NGL reserves and estimated market prices both impact projected future cash flows from our properties. This, in turn, can impact our periodic impairment analyses.
The process of estimating oil and natural gas reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data. After being estimated internally, approximately 98 percent of our domestic reserves estimates are audited by independent experts. The data may change substantially over time as a result of numerous factors, including the historical 12 month weighted average price, additional development cost and activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserves estimates could occur from time to time. Such changes could trigger an impairment of our oil and gas properties and have an impact on our depreciation, depletion and amortization expense prospectively. For example, a change of approximately 10 percent in our total oil and gas reserves could change our annual depreciation, depletion and amortization expense between approximately $55 million and $68 million. The actual impact would depend on the specific basins impacted and whether the change resulted from proved developed, proved undeveloped or a combination of these reserves categories.
Estimates of future commodity prices, which are utilized in our impairment analyses, consider market information including published forward oil and natural gas prices. The forecasted price information used in our impairment analyses is consistent with that generally used in evaluating our drilling decisions and acquisition plans. Prices for future periods impact the production economics underlying oil and gas reserve estimates. In addition, changes in the price of natural gas and oil also impact certain costs associated with our underlying production and future capital costs. The prices of oil and natural gas are volatile and change from period to period, thus impacting our estimates. Significant unfavorable changes in the estimated future commodity prices could result in an impairment of our oil and gas properties. See impairments of long-lived assets below.
We record the cost of leasehold acquisitions as incurred. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. Changes in our assumptions regarding the estimates of the nonproductive portion of these leasehold acquisitions could result in impairment of these costs. Upon determination that specific acreage will not be developed, the costs associated with that acreage would be impaired. Additionally, our leasehold costs are evaluated for impairment if the proved property costs in the basin are impaired. Our capitalized lease acquisition costs totaled $2.0 billion at December 31, 2016 and is primarily associated with our Delaware Basin acreage.
Impairments of Long-Lived Assets
We evaluate our long-lived assets for impairment when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value. When an indicator of impairment has occurred, we compare our estimate of undiscounted cash flows attributable to the assets to the carrying value of the assets to determine if an impairment has occurred. If an impairment has occurred, we determine the amount of impairment by estimating the fair value of the assets. Our computations utilize judgments and assumptions that include estimates of the undiscounted future cash flows, discounted future cash flows, estimated fair value of the asset, and the current and future economic environment in which the asset is operated.
We assess our proved properties for impairment using estimates of future undiscounted cash flows. Significant judgments and assumptions are inherent in these assessments and include estimates of reserves quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), drilling plans, expected capital and lease operating costs. The assessment performed as of December 31, 2016 did not identify any properties with a carrying value in excess of those estimated undiscounted cash flows. Therefore, no impairment charges were recorded in 2016.
The assessments described above included approximately $4.1 billion of net book value associated with our predominantly oil proved properties and approximately $320 million of net book value associated with our predominantly natural gas proved properties. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. As previously noted within “Successful Efforts Method of Accounting for Oil and Gas Exploration and Production Activities”, estimated natural gas and oil reserves and estimated market prices for oil and gas are a significant part of our impairment analysis. Commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel for a brief time over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. Over 65 percent of our future production considered in the impairment assessment is in years 2022 and beyond. If the estimated commodity revenues (only one of the many estimates involved) of the predominately oil proved properties reviewed but for which impairment charges were not recorded were lower by 17 to 25 percent, these properties could be at risk for impairment. Additionally, our natural gas properties could be at risk of impairment if estimated commodity revenues were lower by 5 to 10 percent. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant.
Valuation of Deferred Tax Assets and Liabilities
We record deferred taxes for the differences between the tax and book basis of our assets and liabilities as well as loss or credit carryovers to future years. Included in our deferred taxes are deferred tax assets primarily resulting from certain federal and state tax loss carryovers generated in the current and prior years, capital loss carryovers and alternative minimum tax credits. We must periodically evaluate whether it is more likely than not we will realize these deferred tax assets and establish a valuation allowance for those that do not meet the more likely than not threshold. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent, we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets.
As of December 31, 2016, our assessment of federal net operating loss carryovers was that no valuation allowance was required, however, a future pretax loss may result in the need for a valuation allowance on our deferred tax assets.
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
Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in higher depreciation, depletion and amortization expense, which results in lower net earnings or a higher net loss. A lower fair value assigned to property and related deferred taxes may result in the recording of goodwill. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value, or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows but would result in a decrease in net income or increase in net loss for the period in which the impairment is recorded. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding our purchase price allocation.
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
The determination of fair value for our energy derivative assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities, we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At December 31, 2016, the credit reserve is $5 million on our net derivative assets and net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.
At December 31, 2016, 70 percent of the fair value of our derivatives portfolio expires in the next 12 months and more than 99 percent expires in the next 24 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.
The instruments included in Level 3 at December 31, 2016, consist of natural gas index transactions that are used to manage the physical requirements of our business. The change in the overall fair value of instruments included in Level 3 primarily results from changes in commodity prices during the month of delivery. There are generally no active forward markets or quoted prices for natural gas index transactions.
For the years ended December 31, 2015 and 2014, we recognized impairments of certain assets that were measured at fair value on a nonrecurring basis. These impairment measurements are included in Level 3 as they include significant unobservable inputs, such as our estimate of future cash flows and the probabilities of alternative scenarios. See Note 14 of Notes to Consolidated Financial Statements.
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
Interest Rate Risk
Our interest rate risk exposure is related primarily to our debt portfolio. Our senior notes are fixed rate debt in order to mitigate the impact of fluctuations in interest rates. For our fixed rate debt, $500 million matures in 2020, $1,100 million matures in 2022, $500 million matures in 2023 and $500 million matures in 2024. Interest rates for each group are 7.50 percent, 6.00 percent, 8.25 percent and 5.25 percent, respectively. The aggregate fair value of the senior notes is $2,702 million. Borrowings under our credit facility are based on a variable interest rate and could expose us to the risk of increasing interest rates. As of December 31, 2016, we had no amounts outstanding under the Credit Facility Agreement. See Note 8 of Notes to Consolidated Financial Statements.
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
Trading
Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was zero at December 31, 2016 and December 31, 2015. The value at risk for contracts held for trading purposes was zero at December 31, 2016 and December 31, 2015.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net liability of $177 million at December 31, 2016 and a net asset of $344 million at December 31, 2015.
The value at risk for derivative contracts held for nontrading purposes was $47 million at December 31, 2016, and $19 million at December 31, 2015. During the year ended December 31, 2016, our value at risk for these contracts ranged from a high of $47 million to a low of $24 million. The increase in value at risk from December 31, 2015 primarily reflects additional positions entered into to economically hedge our equity production.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
The Board of Directors and Shareholders of WPX Energy, Inc.,
We have audited WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). WPX Energy Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, WPX Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WPX Energy Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016 of WPX Energy, Inc. and our report dated February 23, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of WPX Energy, Inc.,
We have audited the accompanying consolidated balance sheets of WPX Energy, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15.(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WPX Energy, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 23, 2017

WPX Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2016	2015
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$496	$38
Accounts receivable, net of allowance of $3 million as of December 31, 2016 and $6 million as of December 31, 2015	168	300
Derivative assets	26	308
Inventories	36	46
Assets classified as held for sale	8	178
Other	20	23
Total current assets	754	893
Properties and equipment, net (successful efforts method of accounting)	6,474	6,522
Derivative assets	12	51
Assets classified as held for sale	—	894
Other noncurrent assets	24	33
Total assets	$7,264	$8,393

Liabilities and Equity
Current liabilities:
Accounts payable	$222	$278
Accrued and other current liabilities	301	302
Liabilities associated with assets held for sale	2	140
Derivative liabilities	152	13
Total current liabilities	677	733
Deferred income taxes	251	465
Long-term debt, net	2,575	3,189
Derivative liabilities	63	2
Asset retirement obligations	100	99
Liabilities associated with assets held for sale	—	133
Other noncurrent liabilities	132	237
Contingent liabilities and commitments (Note 10)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; 4.8 million and 7 million shares outstanding at December 31, 2016 and 2015)	232	339
Common stock (2 billion shares authorized at $0.01 par value; 344.7 million and 275.4 million shares issued and outstanding at December 31, 2016 and 2015)	3	3
Additional paid-in-capital	6,803	6,164
Accumulated deficit	(3,572)	(2,971)
Total stockholders’ equity	3,466	3,535
Total liabilities and equity	$7,264	$8,393
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2016	2015	2014
Revenues:	(Millions, except per share amounts)
Product revenues:
Oil sales	$551	$494	$669
Natural gas sales	125	138	282
Natural gas liquid sales	46	23	20
Total product revenues	722	655	971
Net gain (loss) on derivatives	(207)	418	434
Gas management	177	286	1,110
Other	1	7	8
Total revenues	693	1,366	2,523
Costs and expenses:
Depreciation, depletion and amortization	623	528	363
Lease and facility operating	163	145	143
Gathering, processing and transportation	76	64	71
Taxes other than income	60	62	88
Exploration	42	85	101
General and administrative (including equity-based compensation of $33 million, $31 million and $30 million for the respective periods)	214	210	224
Gas management, including charges for unutilized pipeline capacity (Note 5)	208	261	979
Net (gain) loss on sales of assets, divestment of transportation contracts and impairment of producing properties (Note 5)	22	(349)	15
Acquisition costs (Note 2)	—	23	—
Other—net	16	63	13
Total costs and expenses	1,424	1,092	1,997
Operating income (loss)	(731)	274	526
Interest expense	(207)	(187)	(123)
Loss on extinguishment of debt (Note 2)	(1)	(65)	—
Investment income and other	2	(2)	1
Income (loss) from continuing operations before income taxes	(937)	20	404
Provision (benefit) for income taxes	(325)	24	148
Income (loss) from continuing operations	(612)	(4)	256
Income (loss) from discontinued operations	11	(1,722)	(85)
Net income (loss)	(601)	(1,726)	171
Less: Net income (loss) attributable to noncontrolling interests	—	1	7
Comprehensive income (loss) attributable to WPX Energy, Inc.	$(601)	$(1,727)	$164
Less: Dividends on preferred stock	18	9	—
Less: Loss on induced conversion of preferred stock	22	—	—
Net income (loss) attributable to WPX Energy, Inc. common stockholders	$(641)	$(1,736)	$164

(continued on next page)

WPX Energy, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)—(Continued)

	Years Ended December 31,
	2016	2015	2014
	(Millions, except per share amounts)
Amounts attributable to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(652)	$(13)	$256
Income (loss) from discontinued operations	11	(1,723)	(92)
Net income (loss)	$(641)	$(1,736)	$164
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(2.08)	$(0.06)	$1.26
Income (loss) from discontinued operations	0.03	(7.36)	(0.45)
Net income (loss)	$(2.05)	$(7.42)	$0.81
Basic weighted-average shares	313.3	234.2	202.7
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(2.08)	$(0.06)	$1.24
Income (loss) from discontinued operations	0.03	(7.36)	(0.44)
Net income (loss)	$(2.05)	$(7.42)	$0.80
Diluted weighted-average shares	313.3	234.2	206.3
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity

		WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests(a)	Total
	(Millions)
Balance at December 31, 2013	$—	$2	$5,516	$(1,408)	$(1)	$4,109	$101	$4,210
Comprehensive income (loss) attributable to WPX Energy, Inc.	—	—	—	164	—	164	7	171
Contribution from noncontrolling interest							1	1
Stock based compensation, net of tax benefit	—	—	46		—	46	—	46
Balance at December 31, 2014	—	2	5,562	(1,244)	(1)	4,319	109	4,428
Comprehensive income (loss) attributable to WPX Energy, Inc.	—	—	—	(1,727)		(1,727)	1	(1,726)
Stock based compensation, net of tax benefit	—	—	26		—	26	—	26
Dividends on preferred stock			(11)			(11)	—	(11)
Issuance of common stock to public, net of offering costs			292			292	—	292
Issuance of common stock related to an acquisition		1	295			296	—	296
Issuance of preferred stock to public, net of offering costs	339					339	—	339
Impact of divestitures					1	1	(110)	(109)
Balance at December 31, 2015	339	3	6,164	(2,971)	—	3,535	—	3,535
Comprehensive income (loss) attributable to WPX Energy, Inc.				(601)		(601)		(601)
Stock based compensation, net of tax benefit			23			23		23
Issuance of common stock to public, net of offering costs			538			538		538
Conversion of preferred stock to common stock	(107)		118			11		11
Loss on induced conversion of preferred stock and related conversion costs			(22)			(22)		(22)
Dividends on preferred stock			(18)			(18)		(18)
Balance at December 31, 2016	$232	$3	$6,803	$(3,572)	$—	$3,466	$—	$3,466

__________

(a)	Primarily represented the 31 percent of Apco Oil and Gas International Inc. owned by others.
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Operating Activities(a)	(Millions)
Net income (loss)	$(601)	$(1,726)	$171
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	631	940	863
Deferred income tax provision (benefit)	(281)	(1,005)	46
Provision for impairment of properties and equipment (including certain exploration expenses) and investments	38	2,426	236
Net (gain) loss on derivatives in continuing operations	207	(418)	(434)
Net settlements related to derivatives in continuing operations	302	617	(125)
Net loss on derivatives included in discontinued operations	46	—	—
Amortization of stock-based awards	36	35	36
Loss on extinguishment of debt and acquisition bridge financing fees	1	81	—
Net (gain) loss on sales of assets and divestment of transportation contracts	(29)	(385)	196
Cash provided (used) by operating assets and liabilities:
Accounts receivable	126	233	51
Inventories	10	(2)	19
Margin deposits and customer margin deposits payable	(1)	26	(10)
Other current assets	5	—	8
Accounts payable	(72)	(247)	4
Federal income taxes payable	(19)	—	—
Accrued and other current liabilities	(51)	79	(1)
Payments on liabilities accrued in 2015 for retained transportation and gathering contracts related to discontinued operations	(53)	(14)	—
Other, including changes in other noncurrent assets and liabilities	(33)	171	10
Net cash provided by operating activities(a)	262	811	1,070
Investing Activities(a)
Capital expenditures(b)	(578)	(1,124)	(1,807)
Proceeds from sale of assets	1,127	810	374
Proceeds (payments) related to divestment of transportation contracts	(238)	209	—
Purchases of a business, net of cash acquired	—	(1,212)	—
Other	(1)	1	(4)
Net cash provided by (used in) investing activities(a)	310	(1,316)	(1,437)
Financing Activities
Proceeds from common stock	540	295	16
Proceeds from preferred stock	—	339	—
Dividends paid on preferred stock	(18)	(6)	—
Payments related to induced conversion of preferred stock to common stock	(10)	—	—
Borrowings on credit facility	380	841	1,947
Payments on credit facility	(645)	(856)	(2,077)
Proceeds from long-term debt	—	1,000	500
Payments for retirement of long-term debt	(356)	(1,100)	—
Payments for credit facility amendment fees, debt issuance costs and acquisition bridge financing fees	(5)	(40)	(13)
Other	—	—	(29)
Net cash (used in) provided by financing activities	(114)	473	344
Net increase (decrease) in cash and cash equivalents	458	(32)	(23)
Effect of exchange rate changes on international cash and cash equivalents	—	—	(6)
Cash and cash equivalents at beginning of period	38	70	99
Cash and cash equivalents at end of period	$496	$38	$70
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted. See Note 3 of Notes to Consolidated Financial Statements for discussion of discontinued operations.
(b) Increase to properties and equipment	$(584)	$(865)	$(1,934)
Changes in related accounts payable and accounts receivable	6	(259)	127
Capital expenditures	$(578)	$(1,124)	$(1,807)
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Operations of our company include oil, natural gas and NGL development and production primarily located in Texas, North Dakota, New Mexico and Colorado. We specialize in development and production from tight-sands and shale formations in the Delaware, Williston and San Juan Basins. We also have operations and interests in the Appalachian and Green River Basins located in Pennsylvania and Wyoming. Associated with our commodity production are sales and marketing activities, referred to as gas management activities, that include oil and natural gas purchased from third-party working interest owners in operated wells, the management of various commodity contracts, such as transportation and related derivatives, and the marketing of Piceance Basin volumes during a transition period from April 1, 2016 to June 30, 2016 (see Note 3).
In addition, we had other operations sold in 2015 and 2016 which are reported as discontinued operations, as discussed below.
The consolidated businesses represented herein as WPX Energy, Inc. is also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation and Summary of Significant Accounting Policies
Principles of consolidation
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
Discontinued Operations
Our discontinued operations include the results of previously owned properties in the Piceance and Powder River Basins and our previously owned 69 percent controlling interest in Apco Oil and Gas International Inc. (“Apco”), an oil and gas exploration and production company with activities in Argentina and Colombia.
See Note 3 for a further discussion of discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations. Additionally, see Note 10 for a discussion of contingencies related to the former power business of The Williams Companies, Inc. (“Williams”) (most of which was disposed of in 2007).
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Restricted cash
Restricted cash consists of approximately $10 million at December 31, 2016 and 2015 and is included in other current assets on the Consolidated Balance Sheets.
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

	Years ended December 31,
	2016	2015
	(Millions)
Material, supplies and other	$34	$44
Crude oil production in transit	2	2
	$36	$46

During the third quarter of 2016, we recorded a $4 million impairment charge of certain material and supplies inventory.
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
Unproved properties include lease acquisition costs. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. The estimate of what could be nonproductive is based on our historical experience or other information, including current drilling plans and existing geological data. Impairment and amortization of lease acquisition costs are included in exploration expense on the Consolidated Statements of Operations. If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties. We refer to unproved lease acquisition costs as unproved properties.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Certain gains and losses on derivative instruments included on the Consolidated Statements of Operations are netted together to a single net gain or loss, while other gains and losses are reported on a gross basis. Gains and losses recorded on a net basis include:

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
Realized gains and losses on derivatives that require physical delivery are recorded on a gross basis. In reaching our conclusions on this presentation, we considered whether we act as principal in the transaction; whether we have the risks and rewards of ownership, including credit risk; and whether we have latitude in establishing prices.
Product revenues
Revenues for sales of oil, natural gas and natural gas liquids are recognized when the product is sold and delivered. Revenues from production in properties for which we have an interest with other producers are recognized based on the actual volumes sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, that are determined to be nonrecoverable through remaining production are recognized as accounts receivable or accounts payable, as appropriate. Our cumulative net natural gas imbalance position based on market prices as of December 31, 2016 and 2015 was insignificant.
Gas management revenues and expenses
Revenues for sales related to gas management activities are recognized when the product is sold and physically delivered. Historically, gas management activities include the managing of various natural gas related contracts such as transportation and related hedges. The Company also sells oil, natural gas and NGLs purchased from working interest owners in operated wells and other area third-party producers. The revenues and expenses related to these marketing activities are reported on a gross basis as part of gas management revenues and costs and expenses.
Charges for unutilized transportation capacity included in gas management expenses were $27 million, $38 million and $57 million in 2016, 2015 and 2014, respectively.
Income taxes
We file consolidated and combined federal and state income tax returns for the Company and its subsidiaries. We record deferred taxes for the differences between the tax and book basis of our assets as well as loss or credit carryovers to future years. A valuation allowance is established to reduce deferred tax assets if it is determined it is more likely than not that the related tax benefit will not be realized. Deferred tax liabilities and assets are classified as noncurrent on the statement of financial position.
Employee stock-based compensation
Restricted stock units are generally valued at market value on the grant date and generally vest over three years. Restricted stock unit compensation cost, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.

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
Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company had total net debt issuance costs of $37 million and $45 million as of December 31, 2016 and 2015, respectively. Unamortized debt issuance costs related to the Company’s senior unsecured notes are reported in long-term debt (see Note 8) and debt issuance costs related to the Credit Facility are recorded in other noncurrent assets on the Company’s Consolidated Balance Sheets.
Recently Adopted Accounting Standards
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of ASU 2014-15 did not impact the Company’s Consolidated Financial Statements or related disclosures.
Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and has updated it with additional ASUs. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be applied using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements.
In 2016, we performed an initial assessment of the impact of ASU 2014-09 with the assistance of an outside consultant. Our assessment was based on a bottoms-up approach, in which we analyzed our existing contracts and current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our contracts. In 2017, we will implement appropriate changes to our business processes, systems or controls to support recognition and disclosure under the new standard. Our findings and progress toward implementation of the standard are periodically reported to management.
Currently, we do not expect the impact of adopting ASU 2014-09 to be material to our total net revenues and operating income (loss) or to our consolidated balance sheet because our performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard, thus, revenue associated with the majority of our contracts will continue to be recognized as control of products is transferred to the customer. Based on our evaluation to date, we do not expect to adopt the new standard early and we anticipate using the modified retrospective method; however, we are still reviewing the impact of the standard on our financial results and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of ASU 2016-02 to the Company’s Consolidated Financial Statements or related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is required for annual periods beginning after December 15, 2016. Under ASU 2016-09, on a prospective basis, companies will no longer record excess tax benefits and deficiencies in additional paid in capital. Instead, excess tax benefits and deficiencies will be recognized as income tax expense or benefit on the statement of operations. Other portions of the standard should be adopted using either a prospective, retrospective, or modified retrospective approach depending on the topic covered in the standard. The Company will adopt this guidance effective January 1, 2017. When adopted, the Company expects increased volatility in the effective tax rate due to the excess tax benefits and deficiencies being recognized on the Company’s Consolidated Statements of Operations.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.
Note 2. Acquisition
On August 17, 2015, we completed the acquisition of privately held RKI Exploration & Production, LLC (“RKI”). Per the terms of the merger agreement, the purchase price was $2.75 billion, consisting of 40 million unregistered shares of WPX common stock and approximately $2.28 billion in cash (the “Acquisition”). The cash consideration was subject to closing adjustments and was reduced by our assumption of $400 million of aggregate principal amount of RKI’s senior notes and amounts outstanding under RKI’s revolving credit facility along with other working capital items. We incurred approximately $23 million of acquisition-related costs, primarily related to legal and advisory fees which are reflected on a separate line item on the Consolidated Statements of Operations. In addition, we incurred $16 million of acquisition bridge facility fees, included in interest expense, and a $65 million loss on extinguishment of RKI’s senior notes, reflected in loss on extinguishment of debt on the Consolidated Statements of Operations.
WPX funded the Acquisition with proceeds from a combination of debt, preferred stock and common stock offerings along with available cash on hand and borrowings under its revolving credit facility.
The following table presents the unaudited pro forma financial results for the years ended December 31, 2015 and 2014 as if the Acquisition and related financings had been completed January 1, 2014. In addition, the year ended December 31, 2015 has been adjusted to exclude $23 million of acquisition costs, $65 million loss on extinguishment of acquired debt and $16 million of acquisition bridge facility fees. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Acquisition occurred on the date assumed or for the periods presented, nor is such information indicative of the Company’s expected future results of operations.

	Years Ended December 31,
	2015	2014
	(Millions)
Revenues	$1,578	$2,905
Net income (loss) from continuing operations attributable to WPX Energy, Inc.	$81	$278
The Acquisition qualified as a business combination, and as a result, we must estimate the fair value of the underlying shares distributed, the assets acquired and the liabilities assumed as of the August 17, 2015 acquisition date. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements also utilize assumptions of market participants. We used a combination of market data, discounted cash flow models and replacement estimates in determining the fair value of the oil and gas properties and the related midstream assets. All of which include estimates and assumptions such as future commodity

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs. Deferred taxes must also be recorded for any differences between the assigned values and the carryover tax bases of assets and liabilities. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and carryovers at the acquisition date (see Note 9). The following table summarizes the consideration paid for the Acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date. The final purchase price allocation is presented below.

Purchase Price Allocation
(Millions)
Consideration:
Cash, net of an estimated post-close settlement	$1,251
Fair value of WPX common stock issued	296
Total consideration	$1,547
Fair value of liabilities assumed:
Accounts payable	$104
Accrued liabilities	74
Deferred income taxes	752
Long-term debt	990
Asset retirement obligation	23
Total liabilities assumed as of the acquisition date	1,943
Fair value of assets acquired:
Cash and cash equivalents	51
Accounts receivable, net	80
Derivative assets, current	97
Derivative assets, noncurrent	34
Inventories	12
Other current assets	3
Properties and equipment(a)	3,209
Other noncurrent assets	4
Total assets acquired as of the acquisition date	3,490
Net fair value of assets and liabilities	$1,547
__________
(a) Properties and equipment reflect the following as of the acquisition date:

Proved properties	$881
Unproved properties	2,168
Gathering, processing and other facilities	157
Other	3
Total	$3,209
Note 3. Discontinued Operations
On February 8, 2016 we signed an agreement with Terra Energy Partners LLC (“Terra”) to sell WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations for $910 million. The agreement also required Terra to become financially responsible for approximately $104 million in transportation obligations held by our marketing company. Additionally, WPX Energy Rocky Mountain LLC had natural gas derivatives with a fair value of $48 million as of the closing date. The parties closed this sale in April of 2016 and we received net proceeds of $862 million, subject to post-closing adjustments, resulting in a gain of $52 million. We performed certain transition services for the buyer which concluded during third-quarter 2016. In addition, we had an agreement with the buyer to purchase production through June 30, 2016 which is reported in gas management revenue and expenses.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Piceance Basin represented 52 percent of our total proved reserves at December 31, 2015.
Significant transactions for the Piceance Basin Operations reflected in the tables below are as follows:

•	$52 million gain recorded on the sale of the Piceance Basin in 2016.

•
As a result of market conditions including oil and natural gas prices in the fourth quarter of 2015, we performed impairment assessments of our proved producing properties. As a result of these assessments, which included the possibility of cash flows from a divestiture of the Piceance Basin, we recorded a total of $2,334 million in impairment charges associated with the Piceance Basin, of which approximately $2,308 million is recorded in Impairment of assets held for sale in the table below and $26 million is included in exploration expenses.

•
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

•	Impairments of exploratory well costs and dry hole costs for 2014 include $67 million of impairment related to our Niobrara Shale well costs in the Piceance Basin.
In August 2015, we signed agreements for the sale of our Powder River Basin for $80 million. On September 1, 2015, we completed a portion of the Powder River Basin divestiture. The remaining portion of the divestiture, which relates to our equity method investment in Fort Union Gas Gathering, LLC, closed on October 30, 2015. We recorded a pre-tax loss of $15 million related to this transaction during 2015. During the first and second quarters of 2015, we recorded a total of $16 million in impairments of the net assets to a probability weighted-average of expected sales prices for the Powder River Basin. In addition, we retained certain firm gathering and treating obligations with total commitments of $104 million through 2020 related to the Powder River properties sold. These commitments had been in excess of our production throughput. At the time of closing, we also had certain pipeline capacity obligations held by our marketing company with total commitments through 2021 totaling $150 million, which were related to the Powder River Operation. With the closing of the Powder River Basin sale and exiting this basin in 2015, we recorded $187 million of expense related to these contracts, which is included as a separate line below. This expense was the estimated present value of the $254 million in payments associated with these contracts remaining as of the Powder River Basin sales date, and includes the fair value of estimated recoveries from third parties and discounting based on our risk adjusted borrowing rate. Liabilities of $54 million and $133 million were recorded in accrued and other current liabilities and other noncurrent liabilities, respectively, as of the closing date.
During the third quarter of 2014, we had signed an agreement to sell our Powder River Basin holdings. Additionally, we recorded a $45 million impairment of the net assets to a probability weighted-average of the expected sales price. This sales agreement did not successfully close in March 2015 and we subsequently terminated the transaction with the counterparty. During third-quarter 2015, we received $13 million in escrow funds as a result of the terminated contract and this amount is included in Other-net expense below.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Summarized Results of Discontinued Operations
The following table presents the results of discontinued operations for the years presented.

	Years Ended December 31,
	2016	2015	2014
		(Millions)
Total revenues(a)	$64	$592	$1,322
Costs and expenses:
Depreciation, depletion and amortization	$9	$412	$500
Lease and facility operating	18	103	179
Gathering, processing and transportation	49	257	328
Taxes other than income	2	21	82
Exploration	—	26	76
General and administrative	9	45	67
Gas management	—	1	8
Accrual for contract obligations retained	—	187	—
Impairment of assets held for sale	—	2,324	50
Loss on sale of working interest in the Piceance Basin	—	—	196
Other—net	8	(7)	11
Total costs and expenses(b)	95	3,369	1,497
Operating income (loss)	(31)	(2,777)	(175)
Investment income and other	—	6	26
Gain (loss) on sales of domestic assets	51	(15)	—
Gain (loss) on sale of international assets	—	41	—
Income (loss) from discontinued operations before income taxes	20	(2,745)	(149)
Provision (benefit) for income taxes	9	(1,023)	(64)
Income (loss) from discontinued operations (c)	$11	$(1,722)	$(85)
__________
(a) Includes $15 million and $163 million related to international activity for 2015 and 2014, respectively.
(b) Includes $8 million and $140 million related to international activity for 2015 and 2014, respectively.
(c) Includes $52 million and $35 million related to international activity for 2015 and 2014, respectively.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Assets and Liabilities in the Consolidated Balance Sheets Attributable to Discontinued Operations
As of December 31, 2015 the following table presents assets classified as held for sale and liabilities associated with assets held for sale and are primarily related to the Piceance Basin operations.

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
__________
(a) Net of $2,308 million impairment charge in Piceance Basin of the net assets.
Cash Flows Attributable to Discontinued Operations
In addition to the amounts presented below, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $53 million and $14 million for 2016 and 2015, respectively.

	Years Ended December 31,
	2016	2015	2014
		(Millions)
Cash provided by operating activities(a)	$25	$187	$650
Capital expenditures within investing activities	$(35)	$(266)	$(597)
__________
(a) Excluding income taxes and changes to working capital.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 4. Earnings (Loss) Per Common Share from Continuing Operations
 The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
	2016	2015	2014
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc.	$(612)	$(4)	$256
Less: Dividends on preferred stock	18	9	—
Less: Loss on induced conversion of preferred stock	22	—	—
Income (loss) from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted earnings (loss) per common share	$(652)	$(13)	$256
Basic weighted-average shares	313.3	234.2	202.7
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	—	—	2.7
Stock options	—	—	0.9
Diluted weighted-average shares	313.3	234.2	206.3
Earnings (loss) per common share from continuing operations:
Basic	$(2.08)	$(0.06)	$1.26
Diluted	$(2.08)	$(0.06)	$1.24
 __________
(a) The following table includes amounts that have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders.

	Years Ended December 31,
	2016	2015
	(Millions)
Weighted-average nonvested restricted stock units and awards	2.2	1.3
Weighted-average stock options	0.1	0.1
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock (Note 13)	23.8	15.5
The table below includes information related to stock options that were outstanding at December 31, 2016, 2015 and 2014 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the fourth quarter weighted-average market price of our common shares.

	December 31,
	2016	2015	2014
Options excluded (millions)	2.0	2.6	1.4
Weighted-average exercise price of options excluded	$17.42	$16.16	$18.42
Exercise price range of options excluded	$14.41 - $21.81	$11.46 - $21.81	$16.46 - $21.81
Fourth quarter weighted-average market price	$13.23	$7.43	$15.96

For 2015, approximately 3.0 million nonvested restricted stock units and awards were antidilutive and were excluded from the computation of diluted weighted-average shares.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 5. Asset Sales, Impairments, Other Expenses and Exploration Expenses
Asset Sales
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
On March 9, 2016, we completed the sale of our San Juan Basin gathering system for consideration of approximately $309 million to a portfolio company of ISQ Global Infrastructure Fund, a fund managed by I Squared Capital. The consideration reflects $285 million in cash, subject to closing adjustments, and a commitment estimated at $24 million in capital designated by the purchaser to expand the system to support WPX’s development in the Gallup oil play. We are obligated to complete certain in-progress construction as of the closing which resulted in the deferral of a portion of the gain. Under the terms of the agreement, WPX will continue to operate, at the direction of the owner, the gathering system for an initial term of two years with the opportunity to continue in ensuing years. As a result of this transaction, we recorded a gain of $199 million in first-quarter 2016 and additional gains of $18 million in the subsequent quarters of 2016 as certain in-progress construction was completed. As of December 31, 2016, the deferred gain was $11 million related to an estimated $4 million of remaining recorded obligations for in-progress construction.
During the fourth quarter of 2015, we completed the sale of a North Dakota gathering system for approximately $185 million, subject to closing adjustments, to a private equity fund managed by the Ares EIF Group, a subsidiary of Ares Management, L.P. (NYSE: ARES). Under the terms of the agreement, a subsidiary of the buyer, Midstream Capital Partners, will manage the overall system and we will operate, at the direction of the owner, the system for a two year initial term and any renewal terms. Under the terms of the agreement, we are required to complete certain future construction obligations. As a result of this transaction, we recorded a net gain of $70 million in fourth-quarter 2015. See Note 7 for liabilities accrued for future construction and deferred gain related to these obligations.
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
During the first quarter of 2015, we sold a portion of our Appalachian Basin operations and released certain firm transportation capacity to Southwestern Energy Company (NYSE: SWN) for approximately $288 million, subject to post-closing adjustments. Including an estimate of post-closing adjustments of $17 million, we recorded a net gain of $69 million in first-quarter 2015. The assets were primarily located in the Appalachian Basin in Susquehanna County, Pennsylvania. The transaction also included the release of firm transportation capacity that we had under contract in the Northeast, primarily with Millennium Pipeline. Upon the transfer of the firm capacity, we were released from approximately $24 million per year in annual demand obligations associated with the transport.
Impairments
As a result of declines in forward crude oil and natural gas prices primarily during the fourth-quarter 2014 as compared to forward prices as of December 31, 2013, we performed impairment assessments of our proved producing properties. Accordingly, we recorded the following impairments during 2014:

•	$11 million impairment in the fourth quarter in the Green River Basin; and

•	$4 million of impairments in the fourth quarter of other properties.
Our impairment analyses included an assessment of undiscounted and discounted future cash flows, which considered information obtained from drilling, other activities and natural gas reserve quantities (see Note 14).
Other Expenses
In December 2015, we plugged and abandoned the remaining wells serviced by a certain natural gas gathering system in the Appalachian Basin. As a result, we recorded approximately $23 million associated with the net present value of future obligations under the gathering agreement which is included in other—net on the Consolidated Statement of Operations.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Exploration Expenses
The following table presents a summary of exploration expenses.

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Geologic and geophysical costs	$3	$7	$6
Impairments of exploratory area well costs and dry hole costs	1	24	21
Unproved leasehold property impairments, amortization and expiration	38	54	74
Total exploration expenses	$42	$85	$101
Impairments of exploratory well costs and dry hole costs for 2015 include $24 million related to a non-core exploratory play where we no longer intend to continue exploration activities. Impairments of exploratory well costs and dry hole costs for 2014 include $16 million of impairments in other exploratory areas where management has determined to cease exploratory activities. The remaining amount in 2014 represents dry hole costs associated with exploratory wells where hydrocarbons were not detected.
Unproved leasehold property impairments, amortization and expiration in 2015 and 2014 include impairments of $26 million and $41 million, respectively, related to non-core exploratory areas where we no longer intend to continue exploration activities.
Note 6. Properties and Equipment
Properties and equipment is carried at cost and consists of the following:

	Estimated Useful Life(a) (Years)	December 31,
		2016	2015
		(Millions)
Proved properties	(b)	$6,335	$5,520
Unproved properties	(c)	2,069	2,342
Gathering, processing and other facilities	15-25	232	217
Construction in progress	(c)	180	198
Other	3-40	113	138
Total properties and equipment, at cost		8,929	8,415
Accumulated depreciation, depletion and amortization		(2,455)	(1,893)
Properties and equipment—net		$6,474	$6,522
__________

(a)	Estimated useful lives are presented as of December 31, 2016.

(b)	Proved properties are depreciated, depleted and amortized using the units-of-production method (see Note 1).

(c)	Unproved properties and construction in progress are not yet subject to depreciation and depletion.
Unproved properties consist primarily of non-producing leasehold in the Delaware, San Juan and Williston Basins.

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
A rollforward of our asset retirement obligations for the years ended 2016 and 2015 is presented below.

	2016	2015
	(Millions)
Balance, January 1	$102	$77
Liabilities incurred	5	26
Liabilities settled	(6)	(2)
Estimate revisions	—	(4)
Accretion expense(a)	6	5
Balance, December 31	$107	$102
Amount reflected as current	$7	$3
__________

(a)	Accretion expense is included in lease and facility operating expense on the Consolidated Statements of Operations.
Note 7. Accounts Payable and Accrued and Other Current Liabilities
Accounts Payable
The following table presents a summary of our accounts payable as of the dates indicated below.

	December 31,
	2016	2015
	(Millions)
Trade	$64	$85
Accrual for capital expenditures	72	65
Royalties	69	71
Affiliate payable for revenue related to assets held for sale	—	43
Other	17	14
	$222	$278
Accrued and other current liabilities
The following table presents a summary of our accrued and other current liabilities as of the dates indicated below.

	December 31,
	2016	2015
	(Millions)
Taxes other than income taxes	$15	$25
Accrued interest	72	82
Compensation and benefit related accruals	51	61
Gathering and transportation	14	8
Gathering and transportation related to exited areas	57	56
Future construction obligations related to sales of gathering systems	25	3
Deferred gain on sales of gathering systems	41	4
Accrued income taxes	—	41
Other, including other loss contingencies	26	22
	$301	$302

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 8. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated below.

	December 31,
	2016 (a)	2015 (a)
	(Millions)
Credit facility agreement	$—	$265
5.250% Senior Notes due 2017	—	355
7.500% Senior Notes due 2020	500	500
6.000% Senior Notes due 2022	1,100	1,100
8.250% Senior Notes due 2023	500	500
5.250% Senior Notes due 2024	500	500
Other	1	1
Total debt	$2,601	$3,221
Less: Current portion of long-term debt	—	1
Total long-term debt	$2,601	$3,220
Less: Debt issuance costs(b)	26	31
Total long-term debt, net(b)	$2,575	$3,189
__________

(a)	Interest paid on debt totaled $194 million, $120 million and $97 million for 2016, 2015 and 2014, respectively.

(b)	Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.
Credit Facility
On March 18, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility, as amended, is now a $1.2 billion senior secured revolving credit facility with a maturity date of October 28, 2019. Based on our current credit ratings, a Collateral Trigger Period applies making the Credit Facility subject to certain financial covenants and a Borrowing Base as described below. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. As of December 31, 2016, WPX had no borrowings outstanding, had $66 million of letters of credit issued under the Credit Facility and was in compliance with our covenants under the credit agreement.
Borrowing Base. During a Collateral Trigger Period, loans under the Credit Facility are subject to a Borrowing Base as calculated in accordance with the provisions of the Credit Facility. As of March 18, 2016, the Borrowing Base was set at $1.025 billion. It was reaffirmed at $1.025 billion in October 2016 and will remain in effect until the next Redetermination Date as set forth in the Credit Facility. The Borrowing Base is recalculated at least every six months per the terms of the Credit Facility.
Terms and Conditions. The Credit Facility will initially be guaranteed by certain subsidiaries of the Company (excluding subsidiaries holding Midstream Assets and subsidiaries meeting other customary exclusion criteria), as Guarantors, and secured by substantially all of the Company’s and the Guarantors’ assets (including oil and gas properties), subject to customary exceptions and carve outs (which shall also exclude Midstream Assets and the equity interests of subsidiaries holding Midstream Assets). Such obligations shall terminate on the earlier of any applicable Collateral Trigger Termination Date (as described below) or the date on which all liens held by the Administrative Agent for the benefit of the secured parties are released pursuant to the terms of the Credit Facility.

The Collateral Trigger Termination Date is the first date following the date of the closing of the Credit Facility and the first date following any Collateral Trigger Date, as applicable, on which:

(1)
(i) the Company’s Corporate Rating is BBB- or better by S&P (without negative outlook or negative watch) or (ii) Baa3 or better by Moody’s (without negative outlook or negative watch), provided that the other of the two Corporate Ratings is at least BB+ by S&P or Ba1 by Moody’s; or

(2)
both (i) the ratio of Consolidated Net Indebtedness to Consolidated EBITDAX (for the most recently ended four consecutive fiscal quarters) is less than or equal to 3.00 to 1.00 and (ii) the Corporate Rating is (A) at least Ba1 by Moody’s and at least BB by S&P or (B) at least Ba2 by Moody’s and at least BB+ by S&P.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Interest and Commitment Fees. Interest on borrowings under the Credit Facility is payable at rates per annum equal to, at the Company’s option: (1) a fluctuating base rate equal to the alternate base rate plus the applicable margin, or (2) a periodic fixed rate equal to LIBOR plus the applicable margin. The alternate base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) the Prime Rate, and (iii) one-month LIBOR plus 1.0 percent. The Company is required to pay a commitment fee based on the unused portion of the commitments under the Credit Facility. The applicable margin and the commitment fees during a Collateral Trigger Period are determined by reference to a utilization percentage as set forth in the Credit Facility. The applicable margin and the commitment fee other than during a Collateral Trigger Period are determined by reference to a pricing schedule based on the Company’s senior unsecured non-credit enhanced debt ratings.
Significant Financial Covenants.
Currently, the Company is required to maintain:

•
ratio of Consolidated Secured Indebtedness to Consolidated EBITDAX (for the most recently ended four consecutive fiscal quarters) of not greater than 3.25 to 1.00 as of the last day of any fiscal quarter ending on or before December 31, 2017 and 3.00 to 1.00 thereafter; and

•
a ratio of consolidated current assets (including the unused amount of the Borrowing Base) of the Company and its consolidated subsidiaries to the consolidated current liabilities of the Company and its consolidated subsidiaries as of the last day of any fiscal quarter of at least 1.0 to 1.0.

If a Collateral Trigger Termination Date occurs, other financial covenants would apply.
Covenants. The Credit Facility contains customary representations and warranties and affirmative, negative and financial covenants (as described above) which were made only for the purposes of the Credit Facility and as of the specific date (or dates) set forth therein, and may be subject to certain limitations as agreed upon by the contracting parties. The covenants limit, among other things, the ability of the Company’s subsidiaries to incur indebtedness; the ability of the Company and its subsidiaries to grant certain liens, make restricted payments, materially change the nature of its or their business, make investments, guarantees, loans or advances in non-subsidiaries or enter into certain hedging agreements; the ability of the Company’s material subsidiaries to enter into certain restrictive agreements; the ability of the Company and its material subsidiaries to enter into certain affiliate transactions; the ability of the Company and its subsidiaries to redeem any senior notes; and the Company’s ability to merge or consolidate with any person or sell all or substantially all of its assets to any person. The Company and its subsidiaries are also prohibited from using the proceeds under the Credit Facility in violation of Sanctions (as defined in the Credit Facility). In addition, the representations, warranties and covenants contained in the Credit Facility are subject to certain exceptions and/or standards of materiality applicable to the contracting parties.
Events of Default. The Credit Facility includes customary events of default, including events of default relating to:

•	non-payment of principal, interest or fees;

•	inaccuracy of representations and warranties in any material respect when made or when deemed made;

•	violation of covenants;

•	cross payment-defaults;

•	cross acceleration;

•	bankruptcy and insolvency events;

•	certain unsatisfied judgments;

•	a change of control; and

•	during any secured period, the failure of the collateral documents to be in effect or a lien to be valid and perfected.
If an event of default with respect to a borrower occurs under the Credit Facility, the lenders will be able to terminate the commitments and accelerate the maturity of the loans of the defaulting borrower under the Credit Facility and exercise other rights and remedies.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding unsecured senior note obligations at December 31, 2016.

Senior Note	Face Value (Millions)	Maturity Date	Interest Payment Dates	Optional Redemption Period(a)
7.500% Senior Notes due 2020 (the “2020 Notes”)	$500	August 1, 2020	February 1, August 1	July 1, 2020
6.000% Senior Notes due 2022 (the “2022 Notes”)	$1,100	January 15, 2022	January 15, July 15	October 15, 2021
8.250% Senior Notes due 2023 (the “2023 Notes”)	$500	August 1, 2023	February 1, August 1	June 1, 2023
5.250% Senior Notes due 2024 (the “2024 Notes”)	$500	September 15, 2024	March 15, September 15	June 15, 2024
 __________

(a)
At any time prior to these dates, we have the option to redeem some or all of the notes at a specified “make whole” premium as described in the indenture(s) governing the notes to be redeemed. On or after these dates, we have the option to redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest thereon to the redemption date as more fully described in the indenture.

The terms of the indentures governing our 2020 Notes, 2022 Notes, 2023 Notes and 2024 Notes are substantially identical.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 9. Provision (Benefit) for Income Taxes
The following table includes the provision (benefit) for income taxes from continuing operations.

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Provision (benefit):
Current:
Federal	$(26)	$(4)	$8
State	(7)	7	1
	(33)	3	9
Deferred:
Federal	(301)	12	134
State	9	9	5
	(292)	21	139
Total provision (benefit)	$(325)	$24	$148

The following table provides reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the realized provision (benefit) for income taxes.

	Years Ended December 31,
	2016	2015	2014
	(Millions)
Provision (benefit) at statutory rate	$(328)	$7	$141
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	(40)	3	4
Valuation allowance on current year state income taxes (net of federal benefit)	18	1	—
Valuation allowance on state income taxes resulting from sale (net of federal benefit)	8	—	—
Effective state income tax rate change (net of federal benefit)	15	7	(9)
State income tax legislation change (net of federal benefit)	—	—	9
Other	2	6	3
Provision (benefit) for income taxes	$(325)	$24	$148
As discussed below, we record a valuation allowance on certain state NOL carryovers generated in current years. As a result of the sale of our Piceance Basin operations in Colorado in the second quarter of 2016, we have also recorded $8 million of valuation allowances against Colorado NOL and credit carryovers generated in prior years.
Significant changes to our operations during 2016 and 2015 resulted in changes to our anticipated future state apportionment for our estimated state deferred tax liability. As a result of these changes and the differing state tax rates, we accrued an additional $15 million and $7 million of deferred tax expense in 2016 and 2015, respectively. Tax reform legislation that was enacted by the state of New York on March, 31, 2014 had an impact on us as a result of our marketing activities in the state. As a result, we recorded an additional $9 million of deferred tax expense in the first quarter of 2014. However, due to announced asset sales in fourth-quarter 2014, our state effective tax rate decreased resulting in a $9 million deferred tax benefit.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The following table includes significant components of deferred tax liabilities and deferred tax assets.

	December 31,
	2016	2015
	(Millions)
Deferred tax liabilities:
Properties and equipment	$1,277	$988
Derivatives, net	—	155
Other, net	2	1
Total deferred tax liabilities	1,279	1,144
Deferred tax assets:
Accrued liabilities and other	178	248
Alternative minimum tax credits	104	114
Loss carryovers	849	441
Derivatives, net	48	—
Total deferred tax assets	1,179	803
Less: valuation allowance	151	124
Total net deferred tax assets	1,028	679
Net deferred tax liabilities	$251	$465
Net cash payments (refunds) for income taxes were $21 million, $(8) million and $9 million in 2016, 2015 and 2014, respectively.
The Company has federal NOL carryovers of approximately $1,945 million at December 31, 2016, including a $353 million RKI NOL, that will not begin to expire until 2032. In addition, we have $46 million of federal capital loss carryovers at December 31, 2016, that will begin to expire in 2020.
The Company has state NOL carryovers, including the RKI carryovers, of approximately $3.1 billion and $2 billion at 2016 and 2015, respectively, of which more than 98 percent expire after 2029.
We have recorded valuation allowances against deferred tax assets attributable primarily to certain state NOL carryovers as well as our federal capital loss carryover. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income, or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies. As of December 31, 2016, our assessment of federal net operating loss carryovers was that no valuation allowance was required; however, a future pretax loss may result in the need for a valuation allowance on our deferred tax assets.
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of December 31, 2016, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for RKI effective with the Acquisition. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the Acquisition.
Pursuant to our tax sharing agreement with Williams, we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre spin-off period for which we continue to have exposure to audit adjustments as part of Williams. The IRS has recently proposed an adjustment related to our business for which a payment to Williams could be required. We are currently evaluating the issue and expect to protest the adjustment within the normal Appeals process of the IRS. Based on the IRS position and underlying arguments available to us at this time, we do not believe reserve accruals are necessary. In addition, the alternative minimum tax credit deferred tax asset that was allocated to us by

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Williams at the time of the spin-off could change due to audit adjustments unrelated to our business. Any such adjustments to this deferred tax asset will not be known until the IRS examination is completed but is not expected to result in a cash settlement.
The Company’s policy is to recognize related interest and penalties as a component of income tax expense. The amounts accrued for interest and penalties are insignificant.
As of December 31, 2016, the Company has no significant unrecognized tax benefits. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position will result in a significant increase or decrease of an unrecognized tax benefit.
Note 10. Contingent Liabilities and Commitments
Contingent Liabilities
Royalty litigation
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, breach of implied duty to market, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs sought monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter was removed to the United States District Court for New Mexico where the court denied plaintiffs’ motion for class certification. In August 2012, a second potential class action was filed against us in the United States District Court for the District of New Mexico by mineral interest owners in New Mexico and Colorado. Plaintiffs claim breach of contract, breach of the covenant of good faith and fair dealing, breach of implied duty to market both in Colorado and New Mexico and violation of the New Mexico Oil and Gas Proceeds Payment Act, and seek declaratory judgment, accounting and injunctive relief. On August 16, 2016, the court denied plaintiffs’ motion for class certification. On September 15, 2016, plaintiffs filed their motion for reconsideration and filed a second motion for class certification, and the Court held a hearing on that motion on January 24, 2017 but has not yet ruled. At this time, we believe that our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.
Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to many of our federal leases in New Mexico. The guidelines for New Mexico properties were revised slightly in September 2013 as a result of additional work performed by the ONRR. The revisions did not change the basic function of the original guidance. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. No similar specific guidance has been issued by ONRR for leases in Colorado though such guidelines are expected in the future. However, the timing of any such guidance is uncertain and, independent of the issuance of additional guidance, ONRR asked producers to attempt to evaluate the deductibility of these fees directly with the midstream companies that transport and process gas.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
In the other cases, on July 18, 2011, the Nevada district court granted our joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the Federal Energy Regulatory Commission exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit issued its opinion in the In re: Western States Wholesale Antitrust Litigation, holding that the Natural Gas Act does not preempt the plaintiffs’ state antitrust claims and reversing the summary judgment previously entered in favor of the defendants. The U.S. Supreme Court granted Defendants’ writ of certiorari. On April 21, 2015, the U.S. Supreme Court determined that the state antitrust claims are not preempted by the federal Natural Gas Act. On March 7, 2016, the putative class plaintiffs in several of the cases filed their motions for class certification. The hearing on the class certification motions was held on January 26, 2017, and the court has not yet ruled. On May 24, 2016, in Reorganized FLI Inc. v. Williams Companies, Inc., the Court granted Defendants’ Motion for Summary Judgment in its entirety, and an agreed amended judgment was entered by the court on January 4, 2017. Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposure at this time.
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
At December 31, 2016, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of December 31, 2016 and December 31, 2015, the Company had accrued approximately $13 million and $17 million, respectively, for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

arrangements, is not expected to have a materially adverse effect upon our future liquidity or financial position; however, it could be material to our results of operations in any given year.
Commitments
We have minimum commitments with midstream companies for gathering, treating, processing and transportation services associated with moving certain of our production to market. As part of managing our commodity price risk, we may also utilize contracted pipeline capacity to move our natural gas production and third party purchases of natural gas to other locations in an attempt to obtain more favorable pricing differentials. During 2015 and 2016 we divested most of our contracted pipeline capacity. The midstream service and transportation contract commitments disclosed below include obligations for which liabilities were recorded in 2015 associated with our exit from the Powder River Basin and our abandonment of an area in the Appalachian Basin. As of December 31, 2016, commitments and recorded liabilities associated with our midstream service and transportation contracts are as follows:

	Midstream Services	Transportation	Total
	(Millions)
2017	$126	$38	$164
2018	101	35	136
2019	96	24	120
2020	89	21	110
2021	76	2	78
Thereafter	244	1	245
Total commitments	$732	$121	$853

Accrued liabilities	$56	$91	$147
Our midstream service commitments will be settled over approximately eight years.
Future minimum annual rentals under noncancelable operating leases as of December 31, 2016, are payable as follows:

(Millions)
2017	$23
2018	16
2019	7
2020	7
2021	6
Thereafter	2

Total	$61
Total rent expense, excluding amounts capitalized, was $30 million, $28 million and $26 million in 2016, 2015 and 2014, respectively. Rent charges incurred for drilling rig rentals are capitalized under the successful efforts method of accounting; however, charges for rig release penalties or long term standby charges are expensed as incurred.
Note 11. Employee Benefit Plans
WPX has a defined contribution plan which matches dollar-for-dollar up to the first 6 percent of eligible pay per period. Employees also receive a non-matching annual employer contribution equal to 8 percent of eligible pay if they are age 40 or older and 6 percent of eligible pay if they are under age 40. Total contributions to this plan were $13 million, $15 million and $17 million for 2016, 2015 and 2014, respectively. Approximately $7 million, $9 million and $10 million were included in accrued and other current liabilities at December 31, 2016, December 31, 2015 and December 31, 2014, respectively, related to the non-matching annual employer contribution.
Note 12. Stock-Based Compensation
We have an equity incentive plan (“2013 Incentive Plan”) and an employee stock purchase plan (“ESPP”). The 2013 Incentive Plan authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

stock, restricted stock units, performance shares, performance units and other stock-based awards (restricted stock, restricted stock units, performance shares and performance units are collectively referred to as restricted stock units for purposes of this footnote). At December 31, 2016, 17 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 8 million shares were available for future grants. The 2013 Incentive Plan is administered by either the full Board of Directors or a committee as designated by the Board of Directors, determined by the grant. Our employees, officers and non-employee directors are eligible to receive awards under the 2013 Incentive Plan.
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
Total stock-based compensation expense was $33 million, $31 million and $30 million for of the years ended December 31, 2016, 2015 and 2014, respectively, and is reflected in general and administrative expense. Measured but unrecognized stock-based compensation expense at December 31, 2016 was $39 million, primarily related to restricted stock units, and is expected to be recognized over a weighted-average period of 2.0 years.
The ESPP allows employees the option to purchase WPX common stock at a 15 percent discount through after-tax payroll deductions. The purchase price of the stock is the lower of either the first or last day of the biannual offering periods, followed with the 15 percent discount. The maximum number of shares that shall be made available under the purchase plan is 1 million shares, subject to adjustment for stock splits and similar events. Offering periods are from January through June and from July through December. Employees purchased 172 thousand shares at an average price of $6.11 per share during 2016.
Nonvested Restricted Stock Units
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2016.

Restricted Stock Units	Shares	Weighted- Average Fair Value(a)
	(Millions)
Nonvested at December 31, 2015	5.9	$13.34
Granted	3.4	$10.99
Forfeited	(0.1)	$10.35
Vested	(2.7)	$13.79
Nonvested at December 31, 2016	6.5	$11.92
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

Other restricted stock unit information

	2016	2015	2014
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$10.99	$10.24	$18.37
Total fair value of restricted stock units vested during the year (millions)	$37	$40	$33
Performance-based shares granted represent 27 percent of nonvested restricted stock units outstanding at December 31, 2016. These grants may be earned at the end of a three-year period based on actual performance against a performance target. Expense associated with these performance-based grants is recognized in periods after performance targets are established.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.
Stock Options
The following summary reflects stock option activity and related information for the year ended December 31, 2016.

Stock Options	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Millions)		(Years)	(Millions)
Outstanding at December 31, 2015	2.9	$15.07		$—
Granted	—	$—
Exercised	—	$—
Forfeited	(0.2)	$12.45
Outstanding at December 31, 2016	2.7	$15.31	2.7	$4
Exercisable at December 31, 2016	2.6	$15.13	2.5	$4

The total intrinsic value of options exercised was $160 thousand, $319 thousand and $13 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Cash received from stock option exercises was $0.4 million, $2 million and $14 million during 2016, 2015 and 2014, respectively.
The Company did not grant stock options during the years ended 2016 and 2015. The estimated fair value at date of grant of options for our common stock in 2014, using the Black-Scholes option pricing model, is as follows:

2014
Weighted-average grant date fair value of options granted	$18.94
Weighted-average assumptions:
Dividend yield	—
Volatility	43.0%
Risk-free interest rate	1.85%
Expected life (years)	5.9
The expected volatility is based primarily on the historical volatility of comparable peer group stocks. The risk free interest rate is based on the U.S. Treasury Constant Maturity rates as of the grant date. The expected life is assumed based on the SEC simplified method.
Note 13. Stockholders’ Equity
Preferred Stock
Our amended and restated certificate of incorporation authorizes our Board of Directors to establish one or more series of preferred stock. Unless required by law or by any stock exchange on which our common stock is listed, the authorized shares of preferred stock will be available for issuance without further action. Rights and privileges associated with shares of preferred stock are subject to authorization by our Board of Directors and may differ from those of any and all other series at any time outstanding. As of December 31, 2016, there were 4.8 million shares of our 6.25% series A Mandatory Convertible Preferred Stock (“Preferred Stock”) issued and outstanding (as described below).
Series A Mandatory Convertible Preferred Stock
On July 22, 2015, we issued 7 million shares, $0.01 par value, pursuant to a registered public offering, of our Preferred Stock at $50 per share, for gross proceeds of approximately $350 million, before underwriting discounts and commissions.
Dividends on our Preferred Stock will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee of our Board of Directors, at an annual rate of 6.25% of the liquidation preference of $50 per share. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, or in any

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

combination of cash and shares of our common stock on January 31, April 30, July 31 and October 31 of each year, commencing on October 31, 2015 and ending on, and including, July 31, 2018.
Each share of our Preferred Stock has a liquidation preference of $50 and, unless converted or redeemed earlier, each share of our Preferred Stock will automatically convert on July 31, 2018 into between 4.1254 and 4.9504 shares of our common stock (respectively, the “minimum conversion rate” and “maximum conversion rate”), subject to anti-dilution adjustments. The number of shares of our common stock issuable on conversion will be determined based on the average volume weighted average price per share of our common stock over the 20 consecutive trading day period beginning on, and including, the 23rd scheduled trading day immediately preceding July 31, 2018, which we refer to as the “final averaging period.” At any time prior to July 31, 2018, a holder may convert one share of our Preferred Stock into a number of shares of our common stock equal to the minimum conversion rate of 4.1254, subject to anti-dilution adjustments.
On July 20, 2016, we entered into Conversion Agreements with certain existing beneficial owners (the “Preferred Holders”) of our Preferred Stock, pursuant to which each of the Preferred Holders agreed to convert (the “Conversion”) shares of Preferred Stock it beneficially owned into shares of our common stock, par value $0.01 per share, and in addition receive a cash payment from us in connection with the Conversion. The Preferred Holders agreed to convert an aggregate of approximately 2.2 million shares of Preferred Stock into approximately 10.2 million shares of our common stock in the Conversion, and we made an aggregate cash payment to the Preferred Holders of approximately $10 million. Following the Conversion, approximately 4.8 million shares of Preferred Stock remain outstanding. We issued the shares of common stock in the Conversion on July 28, 2016. As a result of the cash payment and additional shares issued as an inducement to the Preferred Holders, we recorded a loss of $22 million.
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
On November 10, 2016, our Board of Directors approved a quarterly dividend of $0.78125 per share to the Preferred Holders of our Preferred Stock. The dividend was paid on January 31, 2017, to holders of record of our Preferred Stock at the close of business on January 13, 2017.
Common Stock
Each share of our common stock entitles its holder to one vote in the election of each director. No share of our common stock affords any cumulative voting rights. Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. No dividends on our common stock were declared or paid for 2016, 2015 or 2014. No shares of common stock are subject to redemption or have preemptive rights to purchase additional shares of our common stock or other securities.
Subject to certain exceptions, so long as any share of our Preferred Stock remains outstanding, no dividend or distribution shall be declared or paid on the shares of the Company’s common stock or any other class or series of junior stock, and no common stock or any other class or series of junior or parity stock shall be purchased, redeemed or otherwise acquired for consideration by the Company or any of its subsidiaries unless all accumulated and unpaid dividends for all preceding dividend periods have been declared and paid upon, or a sufficient sum of cash or number of shares of the Company’s common stock has been set apart for the payment of such dividends upon, all outstanding shares of Preferred Stock.
On July 22, 2015, we completed an equity offering of 30 million shares of our common stock for gross proceeds of approximately $292 million, net of underwriter discounts and commissions, at the public offering price of $10.10 per share.
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
See Note 16 for information regarding the underwritten public offering of 51.675 million shares of our common stock subsequent to December 31, 2016.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(Millions)				(Millions)
Energy derivative assets	$—	$38	$—	$38	$—	$359	$—	$359
Energy derivative liabilities	$—	$215	$—	$215	$—	$15	$—	$15
Total debt(a)	$—	$2,702	$—	$2,702	$—	$2,495	$—	$2,495
__________

(a)	The carrying value of total debt, excluding capital leases and debt issuance costs, was $2,600 million and $3,220 million as of December 31, 2016 and 2015, respectively.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Our energy derivatives portfolio is largely comprised of exchange-traded products or like products and the tenure of our derivatives portfolio extends through the end of 2020. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes or market indications and documented on a monthly basis.
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. The instruments included in Level 3 at December 31, 2016, consist primarily of natural gas index transactions that are used to manage our physical requirements and are not material.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the years ended December 31, 2016 or 2015.
Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues on our Consolidated Statements of Operations.
As previously noted, we evaluate our long-lived assets for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. On several occasions in the past three years, we considered the significant declines in forward natural gas, oil and NGL prices as compared to the previous respective period’s forward prices to be indicators of a potential impairment. As a result, we assessed the carrying value of our producing properties and costs of acquired unproved reserves for impairments as of the dates of those declines. Our assessments utilized estimates of future cash flows, including in some instances potential disposition proceeds. Significant judgments and assumptions in these assessments include estimates of proved, probable and possible reserve quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), expectation for market participant drilling plans, expected capital costs and an applicable discount rate commensurate with the risk of the underlying cash flow estimates. In the years ended December 31, 2015 and 2014, our assessments identified certain properties with a carrying value in excess of their calculated fair values and as a result, we recorded impairment charges. The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

	Total losses for the years ended December31,
	2015 (a)	2014 (b)

Impairments:
Producing properties and costs of acquired unproved reserves (Note 3 and Note 5)	$2,308	$20
Unproved leasehold	26	—
	$2,334	$20
__________

(a)
As a result of our impairment assessment in 2015, we recorded the following significant impairment charges that are reported in discontinued operations, for which the fair value measured for these properties at December 31, 2015 was estimated to be approximately $880 million:

•
$2,308 million impairment charge related to natural gas-producing properties in the Piceance Basin, reported in discontinued operations. Significant assumptions in valuing these properties included estimated cash flows from a potential divestment.

•
$26 million impairment charge on our unproved leasehold acreage in the Piceance Basin, reported in discontinued operations, as a result of the impairment of the producing properties in conjunction with a potential divestment.

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

•	$9 million of impairment charges related to costs of acquired unproved reserves and other insignificant producing properties including $5 million of which is reflected in discontinued operations.

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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of December 31, 2016.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)
Crude Oil
Crude Oil	2017	Fixed Price Swaps	WTI	(39,554)	$50.93
Crude Oil	2017	Basis Swaps	Midland	(12,778)	$(0.52)
Crude Oil	2017	Fixed Price Calls	WTI	(4,500)	$56.47
Crude Oil	2017	Swaptions	WTI	(1,764)	$44.61
Crude Oil	2018	Fixed Price Swaps	WTI	(30,000)	$54.61
Crude Oil	2018	Basis Swaps	Midland	(13,000)	$(0.94)
Crude Oil	2018	Fixed Price Calls	WTI	(13,000)	$58.89
Crude Oil	2019	Basis Swaps	Midland	(7,000)	$(1.00)
Crude Oil	2020	Basis Swaps	Midland	(1,000)	$(1.10)

Natural Gas
Natural Gas	2017	Fixed Price Swaps	Henry Hub	(170)	$3.02
Natural Gas	2017	Basis Swaps	San Juan	(98)	$(0.18)
Natural Gas	2017	Basis Swaps	Permian	(73)	$(0.20)
Natural Gas	2017	Fixed Price Calls	Henry Hub	(16)	$4.50
Natural Gas	2018	Fixed Price Swaps	Henry Hub	(125)	$2.95
Natural Gas	2018	Basis Swaps	San Juan	(20)	$(0.30)
Natural Gas	2018	Basis Swaps	Permian	(43)	$(0.28)
Natural Gas	2018	Basis Swaps	Waha	(63)	$(0.16)
Natural Gas	2018	Fixed Price Calls	Henry Hub	(16)	$4.75
Natural Gas	2018	Swaptions	Henry Hub	(20)	$3.33
Natural Gas	2019	Basis Swaps	Permian	(5)	$(0.32)
Natural Gas	2019	Basis Swaps	Waha	(60)	$(0.19)
Commodity	Period	Contract Type (d)	Location (e)	Notional Volume (b)	Weighted Average Price
Physical Derivatives
Natural Gas	2017	Index	Multiple	(16)	(f)

__________

(a)
Derivatives related to crude oil production are fixed price swaps settled on the business day, average basis swaps, fixed price calls and swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, fixed price calls and swaptions. In connection with several crude oil and natural gas swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the crude oil and natural gas swaps. These swaptions grant the counterparty the option to enter into future swaps with us.

(b)	Crude oil volumes are reported in Bbl/day and natural gas volumes are reported in BBtu/day.

(c)	The weighted average price for crude oil is reported in $/Bbl and the natural gas is reported in $/MMBtu.

(d)	We enter into exchange traded fixed price and basis swaps, over-the-counter fixed price and basis swaps, physical fixed price transactions and transactions with an index component.

(e)	We transact at multiple locations primarily around our core assets to maximize the economic value of our transportation and asset management agreements.

(f)	Weighted average price is not reported since the notional volumes represent a net position comprised of buys and sells with positive and negative transaction prices.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Fair values and gains (losses)
Our derivatives are presented as separate line items in our Consolidated Balance Sheets as current and noncurrent derivative assets and liabilities. Derivatives are classified as current or noncurrent based on the contractual timing of expected future net cash flows of individual contracts. The expected future net cash flows for derivatives classified as current are expected to occur within the next 12 months. The fair value amounts are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, our derivatives do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions.

We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. The following table presents the net gain (loss) related to our energy commodity derivatives.

	Years Ended December 31,
	2016	2015	2014

Gain (loss) from derivatives related to production(a)	$(207)	$438	$515
Gain (loss) from derivatives related to physical marketing agreements(b)	—	(20)	(81)
Net gain (loss) on derivatives	$(207)	$418	$434
__________

(a)	Includes settlements totaling $301 million and $650 million for the years ended December 31, 2016 and 2015, respectively, and payments totaling $4 million for the year ended December 31, 2014.

(b)	Includes settlements totaling $1 million for the year ended December 31, 2016 and payments totaling $33 million and $121 million for the years ended December 31, 2015 and 2014, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
December 31, 2016	(Millions)
Derivative assets with right of offset or master netting agreements	$38	$(33)	$5
Derivative liabilities with right of offset or master netting agreements	$(215)	$33	$(182)

December 31, 2015
Derivative assets with right of offset or master netting agreements	$359	$(14)	$345
Derivative liabilities with right of offset or master netting agreements	$(15)	$14	$(1)
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

collateral. We also have contracts that contain adequate assurance provisions giving the counterparty the right to request collateral in an amount that corresponds to the outstanding net liability.
As of December 31, 2016, we didn’t have any collateral posted to derivative counterparties to support the aggregate fair value of our net $182 million derivative liability position (reflecting master netting arrangements in place with certain counterparties) which includes a reduction of $5 million to our liability balance for our own nonperformance risk. As of December 31, 2015, we didn’t have any collateral posted to derivative counterparties, including zero initial margin to clearinghouses or exchanges to enter into positions or maintenance margin for changes in fair value of those positions, to support the aggregate fair value of our net $1 million derivative liability position (reflecting master netting arrangements in place with certain counterparties) which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $187 million and less than $1 million at December 31, 2016 and 2015, respectively.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.
Accounts receivable
The following table summarizes concentration of receivables, net of allowances, by product or service as of dates indicated below.

	December 31,
	2016	2015
	(Millions)
Receivables by product or service:
Sale of natural gas, crude and related products and services	$122	$171
Joint interest owners	23	90
Other	23	39
Total	$168	$300
Natural gas customers include pipelines, distribution companies, producers, marketers and industrial users primarily located in the eastern and northwestern United States and North Dakota. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.
Derivative assets and liabilities
We have a risk of loss from counterparties not performing pursuant to the terms of their contractual obligations. Counterparty performance can be influenced by changes in the economy and regulatory issues, among other factors. Risk of loss is impacted by several factors, including credit considerations and the regulatory environment in which a counterparty transacts. We attempt to minimize credit-risk exposure to derivative counterparties and brokers through formal credit policies, consideration of credit ratings from public ratings agencies, monitoring procedures, master netting agreements and collateral support under certain circumstances. Collateral support could include letters of credit, payment under margin agreements and guarantees of payment by creditworthy parties.
We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2016, 2015 and 2014, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Our gross and net credit exposure from our derivative contracts were $38 million and $5 million, respectively, as of December 31, 2016. All of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We consider counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our largest net counterparty position represents approximately 99 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
Other
At December 31, 2016, we held collateral support of approximately $10 million, either in the form of cash, letters of credit or surety bond, related to our gas management sale agreements.
Collateral support for our commodity agreements could include margin deposits, letters of credit, and guarantees of payment by credit worthy parties.
Revenues
The following companies accounted for more than 10 percent of our total consolidated revenues adjusted for net gain (loss) on derivatives in any given year presented below. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

	Year ended December 31,
	2016	2015	2014
Western Refining	17%	15%	(a)
Plains Marketing	11%	(a)	(a)
St. Paul Refining	10%	(a)	(a)
BP Energy Company	(a)	(a)	19%
__________

(a)	Revenues for purchaser were less than 10 percent of total consolidated revenues adjusted for net gain (loss) on derivatives.

Note 16. Subsequent Events

On January 12, 2017, we signed an agreement to acquire certain assets from Panther Energy Company II, LLC and Carrier Energy Partners, LLC (the “Panther Acquisition”) for $775 million. The assets include approximately 6,500 Boe per day of existing production from 23 producing wells (17 horizontals), two drilled but uncompleted horizontal laterals, 18,100 net acres and 920 gross undeveloped locations in the Delaware Basin. We expect the incremental cash flow from the purchase to fund the existing two-rig program on the acquired acreage which will bring our rig count in the Delaware Basin to seven. We plan to close the transaction during the first quarter of 2017 using a combination of proceeds from the equity issuance described below and cash on hand.

On January 12, 2017, we completed an underwritten public offering of 51.675 million shares of our common stock, which included 6.675 million shares of common stock issued pursuant to an option granted to the underwriters to purchase additional shares. The stock was sold to the underwriters at $12.97 per share and we received proceeds of approximately $670 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions. We expect to use these proceeds, and cash on hand, to close the Panther Acquisition.

WPX Energy, Inc.
QUARTERLY FINANCIAL DATA
(Unaudited)
Summarized quarterly financial data is presented below. The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-share amounts)
2016
Product revenues	$127	$176	$188	$231
Net gain (loss) on derivatives	$57	$(154)	$38	$(148)
Gas management	$31	$116	$25	$5
Total revenues	$216	$138	$251	$88
Operating costs and expenses	$269	$384	$264	$255

Income (loss) from continuing operations	$—	$(223)	$(218)	$(171)
Income (loss) from discontinued operations	(12)	25	(1)	(1)
Net income (loss)	$(12)	$(198)	$(219)	$(172)
Amounts attributable to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(5)	$(229)	$(244)	$(174)
Income (loss) from discontinued operations	(12)	25	(1)	(1)
Net income (loss)	$(17)	$(204)	$(245)	$(175)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$(0.76)	$(0.72)	$(0.51)
Income (loss) from discontinued operations	(0.04)	0.08	—	—
Net income (loss)	$(0.06)	$(0.68)	$(0.72)	$(0.51)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$(0.76)	$(0.72)	$(0.51)
Income (loss) from discontinued operations	(0.04)	0.08	—	—
Net income (loss)	$(0.06)	$(0.68)	$(0.72)	$(0.51)
2015
Product revenues	$156	$169	$163	$167
Net gain (loss) on derivatives	$105	$(71)	$205	$179
Gas management	$157	$56	$35	$38
Total revenues	$420	$154	$407	$385
Operating costs and expenses	$300	$251	$300	$294

Income (loss) from continuing operations	$52	$23	$(70)	$(9)
Income (loss) from discontinued operations	16	(53)	(160)	(1,525)
Net income (loss)	$68	$(30)	$(230)	$(1,534)
Amounts attributable to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$52	$23	$(74)	$(14)
Income (loss) from discontinued operations	15	(53)	(160)	(1,525)
Net income (loss)	$67	$(30)	$(234)	$(1,539)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.26	$0.11	$(0.29)	$(0.06)
Income (loss) from discontinued operations	0.07	(0.25)	(0.64)	(5.53)
Net income (loss)	$0.33	$(0.14)	$(0.93)	$(5.59)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.25	$0.11	$(0.29)	$(0.06)
Income (loss) from discontinued operations	0.07	(0.25)	(0.64)	(5.53)
Net income (loss)	$0.32	$(0.14)	$(0.93)	$(5.59)

Net income or loss for each respective quarter include the following pre-tax items:
First-quarter 2016:

•	$199 million gain on the sale of our San Juan Basin gathering system (see Note 5).

•	$14 million increase of our deferred tax liability as of the beginning of the year resulting from an increase to our state effective rate.
Second-quarter 2016:

•	$52 million gain included in discontinued operations for the sale of the Piceance Basin (see Note 3).

•	$5 million recognition of a deferred gain on the sale of our San Juan Basin gathering system.
Third-quarter 2016 :

•	$238 million net loss on divestment of the remaining transportation contracts (see Note 5).

•	$11 million recognition of a deferred gain on the sale of our San Juan Basin gathering system.
First-quarter 2015:

•	$41 million gain related to our divestment of APCO (see Note 3).

•	$69 million gain recorded for the sale of a portion of our Appalachian Basin operations (see Note 5).

•	Approximately $22 million associated with a contract termination and settlement agreement (see Note 5).
Second-quarter 2015:

•	$209 million gain recorded for the sale of a package of marketing contracts and release of certain related firm transportation capacity in the Northeast (see Note 5).
Third-quarter 2015:

•	We completed the acquisition of privately held RKI and incurred additional $104 million costs related to this (see Note 2).

•	Discontinued operations had $187 million additional expense related to contract obligations as a result of the Powder River Basin sale closing (see Note 3).

•
$47 million exploratory impairments comprised of dry hole costs, impairments of exploratory area well costs and impairments of leasehold costs primarily associated with exploratory plays for which management has decided to cease any further exploration activities.

Fourth-quarter 2015:

•	$2.3 billion of impairments costs on discontinued operation producing properties and leasehold (see Note 3).

•	$70 million gain on sale of a North Dakota gathering system (see Note 5).

•	$23 million related to gathering obligations in an area of the Appalachian Basin we exited in the fourth quarter of 2015 (see Note 5).

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
(Unaudited)

We have significant continuing oil and gas producing activities primarily in the Delaware Basin (a subset of the Permian Basin) in Texas and New Mexico, the Williston Basin in North Dakota and the San Juan Basin in the Rocky Mountain region, all of which are located in the United States. Until January 2015, we had international oil and gas producing activities, primarily in Argentina. The international activities through the date of the sale are reported as discontinued operations (see Note 3 of Notes to Consolidated Financial Statements). International net proved reserves, including amounts related to an equity method investment, were approximately 35 MMboe or less than 5 percent of our total domestic and international reserves at December 31, 2014. Other than noted below, the following information relates to our oil and gas activities.
With the exception of Capitalized Costs, the following information includes information through the completion of the respective sales of the Piceance and Powder River Basins, both of which have been reported as discontinued operations in our consolidated financial statements. The Piceance Basin properties we sold in April 2016 represented approximately 52 percent of our reserves as of December 31, 2015. The Powder River Basin properties were sold in late 2015 and represented less than 5 percent of our total domestic proved reserves at December 31, 2014. Additionally, most of our Appalachian Basin assets were sold in early 2015 and also represented less than 5 percent of our total domestic proved reserves as of December 31, 2014.
Capitalized Costs

	As of December 31,
	2016	2015
	(Millions)
Proved Properties	$6,508	$5,703
Unproved properties	2,069	2,342
	8,577	8,045
Accumulated depreciation, depletion and amortization and valuation provisions	(2,334)	(1,763)
Net capitalized costs	$6,243	$6,282
__________

•	Excluded from capitalized costs are equipment and facilities in support of oil and gas production of $203 million and $202 million, net, as of December 31, 2016 and 2015, respectively.

•	Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells including uncompleted development well costs and successful exploratory wells.

•	Unproved properties consist primarily of unproved leasehold costs.

Cost Incurred

	For the years ended December 31,
	2016	2015	2014
	(Millions)
Acquisition	$84	$3,208	$294
Exploration	5	84	92
Development	471	657	1,376
	$560	$3,949	$1,762
__________

•	Costs incurred include capitalized and expensed items.

•
Acquisition costs are as follows: Costs in 2016 primarily relates to purchases of additional acreage in the Delaware Basin and included approximately 2.5 MMboe of proved reserves. Costs in 2015 primarily relate to the allocated purchase price of RKI properties in the Permian-Delaware Basin (see Note 2 of Notes to Consolidated Financial Statements) and includes 53 MMboe of proved developed reserves. Costs in 2014 primarily relate to purchases of oil acreage in the San Juan Basin and include approximately 5 MMboe of proved reserves.

•
Exploration costs include the costs incurred for geological and geophysical activity, drilling and equipping exploratory wells, including costs incurred during the year for wells determined to be dry holes, exploratory lease acquisitions and retaining undeveloped leaseholds. The 2015 amount primarily related to the drilling of Piceance Niobrara wells.

•
Development costs include costs incurred to gain access to and prepare well locations for drilling and to drill and equip wells in our development basins. Development costs associated with our Piceance Basin operations were $27 million, $106 million and $430 million for 2016, 2015 and 2014, respectively.

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

The following is a summary of changes in our domestic proved reserves including proved reserves activity through the completion of our sales of the Piceance and Powder River Basins which are reported as discontinued operations. Excluded from the table are our international reserves that were primarily attributable to a previously owned consolidated subsidiary (Apco).

	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	All Products (MMBoe)
Proved reserves at December 31, 2013	102.9	3,629.8	85.7	793.6
Revisions	(7.7)	(198.3)	(13.4)	(54.1)
Purchases	4.2	6.0	0.8	6.0
Divestitures	(1.8)	(314.6)	(8.5)	(62.7)
Extensions and discoveries	42.4	362.1	12.5	115.2
Production	(9.2)	(335.4)	(6.3)	(71.4)
Proved reserves at December 31, 2014	130.8	3,149.6	70.8	726.6
Revisions	(31.9)	(624.6)	(14.0)	(150.0)
Purchases	39.8	205.6	20.7	94.7
Divestitures	—	(380.3)	—	(63.4)
Extensions and discoveries	17.1	116.9	5.1	41.6
Production	(13.1)	(277.0)	(7.3)	(66.5)
Proved reserves at December 31, 2015	142.7	2,190.2	75.3	583.0
Revisions	(3.8)	(50.2)	(2.9)	(15.2)
Purchases	1.6	4.4	0.4	2.8
Divestitures	(5.5)	(1,505.9)	(38.3)	(294.8)
Extensions and discoveries	54.9	214.6	19.8	110.5
Production	(15.3)	(118.6)	(4.8)	(39.9)
Proved reserves at December 31, 2016	174.6	734.5	49.5	346.4

Proved developed reserves:
December 31, 2014	60.0	2,090.0	43.9	452.3
December 31, 2015	83.0	1,618.2	49.5	402.2
December 31, 2016	84.4	440.2	24.1	181.8

Proved undeveloped reserves:
December 31, 2014	70.8	1,059.6	26.9	274.3
December 31, 2015	59.7	572.0	25.8	180.8
December 31, 2016	90.2	294.2	25.4	164.6
__________

•	Natural gas reserves are computed at 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.

•
Revisions in 2016 primarily reflect 49 MMBoe of negative revisions due to the decrease in the 12 month average price partially offset by 34 MMboe of positive revisions due to decreased costs and well improvements. Revisions in 2015 primarily reflect 209 MMboe of negative revisions related to the decrease in the 12 month average prices partially offset by 59 MMboe of positive revisions due to decreased costs and well improvements. The 2015 revisions comprised 108 MMboe net negative revisions related to proved undeveloped locations and 42 MMboe net negative revisions related to proved developed locations. Revisions in 2014 primarily reflect 16 MMboe of net positive revisions to developed reserves and 70 MMboe of net negative revisions to undeveloped reserves. The 70 MMboe of net negative revisions were primarily due to a reduction in near-term drilling capital estimates and the related limitations imposed by the SEC five year rules.

•	Purchases in 2015 reflects the RKI acquisition of which 53.4 MMboe is proved developed and 41.3 MMboe is associated with proved undeveloped locations.

•
Divestitures in 2016 relate to the sale of the Piceance Basin which included proved developed reserves and proved undeveloped reserves of 222 MMboe and 67 MMboe, respectively. Divestitures in 2015 relate to sales of properties in the Powder River Basin (28 MMboe) and the Appalachian Basin (35 MMboe). Divestitures in 2014 primarily relate to the sale of working interests in the Piceance Basin (see Note 3 of Notes to Consolidated Financial Statements).

•
Extensions and discoveries in 2016 reflect 26 MMboe added for proved developed locations and 84 MMboe for proved undeveloped locations primarily in the Delaware Basin. Extensions and discoveries in 2015 reflect 20.9 MMboe added for proved developed locations and 20.7 MMboe for proved undeveloped locations primarily related to our San Juan Gallup and Williston Basins. Extensions and discoveries in 2014 reflect 31 MMboe added for drilled locations and 84 MMboe added for new proved undeveloped locations. The 2014 extensions and discoveries were primarily in the Piceance Basin, Williston Basin, Appalachian Basin and San Juan Basin.
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is based on the estimated quantities of proved reserves. Prices are based on the 12-month average price computed as an unweighted arithmetic average of the price as of the first day of each month, unless prices are defined by contractual arrangements. For the years ended December 31, 2016, 2015 and 2014, the average domestic combined natural gas and NGL equivalent price was $1.75, $2.32 and $4.34 per Mcfe, respectively. The average domestic oil price used in the estimates for the years ended December 31, 2016, 2015 and 2014 was $35.91, $43.84 and $83.62 per barrel, respectively. Future income tax expenses have been computed considering applicable taxable cash flows and appropriate statutory tax rates. The discount rate of 10 percent is as prescribed by authoritative guidance. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs.
Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Standardized Measure of Discounted Future Net Cash Flows

	As of December 31,
	2016	2015
	(Millions)
Future cash inflows	$8,072	$12,391
Less:
Future production costs	4,076	7,757
Future development costs	1,518	1,761
Future income tax provisions	—	—
Future net cash flows	2,478	2,873
Less 10 percent annual discount for estimated timing of cash flows	1,440	1,589
Standardized measure of discounted future net cash inflows	$1,038	$1,284
__________

•
Our historical tax basis (i.e. future deductions for taxable income calculation) of proved properties at December 31, 2016 and 2015 are greater than the total standardized measure of future net cash flows before taxes; therefore, future taxable income as calculated in the standardized measure of cash flows would be less than zero.

•	Included in the $1,284 million of discounted future net cash inflows as of December 31, 2015 is $270 million related to the properties in the Piceance Basin.

Sources of Change in Standardized Measure of Discounted Future Net Cash Flows

	For the years ended December 31,
	2016	2015	2014
	(Millions)
Beginning of year	$1,284	$3,883	$2,964
Sales of oil and gas produced, net of operating costs	(458)	(541)	(1,324)
Net change in prices and production costs	(261)	(5,231)	303
Extensions, discoveries and improved recovery, less estimated future costs	735	254	1,761
Development costs incurred during year	142	276	592
Changes in estimated future development costs	(211)	1,213	143
Purchase of reserves in place, less estimated future costs	20	657	147
Sale of reserves in place, less estimated future costs	(253)	(397)	(391)
Revisions of previous quantity estimates	(78)	(374)	(536)
Accretion of discount	136	489	383
Net change in income taxes	—	1,073	(142)
Other	(18)	(18)	(17)
Net changes	(246)	(2,599)	919
End of year	$1,038	$1,284	$3,883

WPX Energy, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged (Credited) to Costs and Expenses	Other	Deductions	Ending Balance

2016:
Allowance for doubtful accounts—accounts and notes receivable(a)	$6	$—	$—	$(3)	$3
Deferred tax asset valuation(b)	124	26	1	—	151
Price-risk management credit reserves—assets(a)(d)	1	—	(1)	—	—
Price-risk management credit reserves—liabilities(c)(d)	—	—	5	—	5
2015:
Allowance for doubtful accounts—accounts and notes receivable(a)	$6	$5	$—	$(5)	$6
Deferred tax asset valuation(b)(e)	118	3	3	—	124
Price-risk management credit reserves—assets(a)(d)	1	—	—	—	1
2014:
Allowance for doubtful accounts—accounts and notes receivable(a)	$7	$—	$—	$(1)	$6
Deferred tax asset valuation(b)	102	(1)	17	—	118
Price-risk management credit reserves—assets(a)(d)	—	—	1	—	1
 __________

(a)	Deducted from related assets.

(b)	Deducted from related assets with a portion included in assets held for sale.

(c)	Deducted from related liabilities.

(d)	Included in revenues.

(e)	Includes RKI Acquisition.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Fourth Quarter 2016 Changes in Internal Controls
There have been no changes during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2017 Annual meeting of Stockholders, or our 2017 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, under the headings “Proposal 1— Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership and Reporting Compliance.”

Item 11.	Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2017 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, under the headings “Executive Compensation” and “Compensation Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2017 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2017 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, under the headings “Corporate Governance” and “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2017 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1 and 2.

Page
Covered by report of Independent Registered Public Accounting Firm:
Consolidated Balance Sheets as of December 31, 2016 and 2015	71
Consolidated Statement of Operations and Comprehensive Income (Loss) for each year in the three-year period ended December 31, 2016	72
Consolidated Statements of Changes in Equity for each year in the three-year period ended December 31, 2016	74
Consolidated Statements of Cash Flows for each year in the three-year period ended December 31, 2016	75
Notes to consolidated financial statements	76
Schedule for each year in the three-year period ended December 31, 2016:
II — Valuation and qualifying accounts	115
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Not covered by report of independent auditors:
Quarterly financial data (unaudited)	108
Supplemental oil and gas disclosures (unaudited)	110
(a) 3 and (b). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.4	WPX Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K (File No. 001-35322) filed with the SEC on May 29, 2013)(1)

10.5
WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011)(1)

10.6
Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

Exhibit No.	Description

10.7
Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.8
Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.9
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)(1)

10.10
Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)(1)

10.11
WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.12
WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.13
Retirement Agreement, dated December 16, 2013, between WPX Energy, Inc. and Ralph A. Hill (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on December 17, 2013)

10.14
Employment Agreement, dated April 29, 2014, between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.15
Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.16
Form of 2014 Time-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.17
Form of 2014 Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.18
Form of Time-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.5 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.19
Form of Performance-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.6 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.20
Form of Restricted Stock Unit Award between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

10.21
Separation and Release Agreement, dated July 28, 2014, between WPX Energy, Inc. and James J. Bender (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

10.22
Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.23
Form of Voting and Support Agreement, dated as of July 13, 2015, by and between WPX Energy, Inc. and the Member signatory thereto (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

Exhibit No.	Description

10.24
First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing Administrative Agent and existing Swingline Lender, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.25
Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.26
Registration Rights Agreement dated August 17, 2015, among WPX Energy, Inc. and the signatories thereto (incorporated herein by reference to Exhibit 10.35 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.27
Second Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among WPX Energy, Inc., as the borrower thereunder, the financial institutions party thereto from time to time, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2016)

10.28
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.29
Form of Severance and Restrictive Covenant Agreement between WPX Energy, Inc. and Marcia MacLeod (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.30
Form of Severance and Restrictive Covenant Agreement between WPX Energy, Inc. and Michael Fiser (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) (1)

10.31
Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 9, 2016) (1)

10.32
Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 9, 2016) (1)

10.33
Amended and Restated WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 9, 2016) (1)

12*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

24.1*	Powers of Attorney

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

Exhibit No.	Description

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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
Date: February 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Muncrief	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 23, 2017

/s/ J. Kevin Vann	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2017

/s/ Stephen L. Faulkner	Controller (Principal Accounting Officer)	February 23, 2017

/s/ John A. Carrig*	Director	February 23, 2017

/s/ William R. Granberry*	Director	February 23, 2017

/s/ Robert K. Herdman*	Director	February 23, 2017

/s/ Kelt Kindick*	Director	February 23, 2017

/s/ Karl F. Kurz*	Director	February 23, 2017

/s/ Henry E. Lentz*	Director	February 23, 2017

/s/ George A. Lorch*	Director	February 23, 2017

/s/ William G. Lowrie*	Director	February 23, 2017

/s/ Kimberly S. Lubel*	Director	February 23, 2017

/s/ David F. Work*	Director	February 23, 2017

/s/ Stephen E. Brilz
*By:	Attorney-in-Fact	February 23, 2017