Form 10-Q
period 2017-03-31
WPX ENERGY, INC.
filed 2017-05-04
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at May 3, 2017 were 397,602,353.

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$142	$496
Accounts receivable, net of allowance of $1 million as of March 31, 2017 and $3 million as of December 31, 2016	170	168
Derivative assets	59	26
Inventories	35	36
Assets classified as held for sale	—	8
Other	22	20
Total current assets	428	754
Properties and equipment (successful efforts method of accounting)	9,976	8,929
Less—accumulated depreciation, depletion and amortization	(2,581)	(2,455)
Properties and equipment, net	7,395	6,474
Derivative assets	65	12
Other noncurrent assets	22	24
Total assets	$7,910	$7,264

Liabilities and Equity
Current liabilities:
Accounts payable	$294	$222
Accrued and other current liabilities	217	301
Liabilities associated with assets held for sale	—	2
Derivative liabilities	77	152
Total current liabilities	588	677
Deferred income taxes	281	251
Long-term debt, net	2,575	2,575
Derivative liabilities	17	63
Asset retirement obligations	101	100
Other noncurrent liabilities	126	132
Contingent liabilities and commitments (Note 9)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; 4.8 million shares outstanding at March 31, 2017 and December 31, 2016)	232	232
Common stock (2 billion shares authorized at $0.01 par value; 397.6 million and 344.7 million shares issued and outstanding at March 31, 2017 and December 31, 2016)	4	3
Additional paid-in-capital	7,466	6,803
Accumulated deficit	(3,480)	(3,572)
Total stockholders’ equity	4,222	3,466
Total liabilities and equity	$7,910	$7,264
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:	(Millions, except per-share amounts)
Product revenues:
Oil sales	$188	$97
Natural gas sales	44	25
Natural gas liquid sales	21	5
Total product revenues	253	127
Net gain on derivatives	203	57
Gas management	5	31
Other	—	1
Total revenues	461	216
Costs and expenses:
Depreciation, depletion and amortization	147	152
Lease and facility operating	48	42
Gathering, processing and transportation	21	16
Taxes other than income	19	11
Exploration (Note 5)	39	9
General and administrative (including equity-based compensation of $7 million and $6 million for the respective periods)	43	53
Gas management	5	39
Net gain on sales of assets (Note 5)	(35)	(198)
Other—net	4	2
Total costs and expenses	291	126
Operating income	170	90
Interest expense	(47)	(57)
Investment income and other	2	2
Income from continuing operations before income taxes	125	35
Provision for income taxes	31	35
Income from continuing operations	94	—
Loss from discontinued operations	(2)	(12)
Net income (loss)	92	(12)
Less: Dividends on preferred stock	4	5
Net income (loss) available to WPX Energy, Inc. common stockholders	$88	$(17)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$90	$(5)
Loss from discontinued operations	(2)	(12)
Net income (loss)	$88	$(17)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.23	$(0.02)
Loss from discontinued operations	—	(0.04)
Net income (loss)	$0.23	$(0.06)
Basic weighted-average shares	386.3	276.1
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.22	$(0.02)
Loss from discontinued operations	—	(0.04)
Net income (loss)	$0.22	$(0.06)
Diluted weighted-average shares	410.4	276.1
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2016	$232	$3	$6,803	$(3,572)	$3,466
Net income	—	—	—	92	92
Stock based compensation	—	—	(2)	—	(2)
Issuance of common stock to public, net of offering costs	—	1	669	—	670
Dividends on preferred stock	—	—	(4)	—	(4)
Balance at March 31, 2017	$232	$4	$7,466	$(3,480)	$4,222
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2017	2016
Operating Activities(a)	(Millions)
Net income (loss)	$92	$(12)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	147	161
Deferred income tax provision	30	34
Provision for impairment of properties and equipment (including certain exploration expenses)	38	9
Net gain on derivatives in continuing operations	(203)	(57)
Net settlements related to derivatives in continuing operations	(5)	133
Net loss on derivatives included in discontinued operations	—	20
Amortization of stock-based awards	7	7
Gain on extinguishment of debt	—	(3)
Net gain on sales of assets	(35)	(198)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	(14)	117
Inventories	2	4
Margin deposits and customer margin deposits payable	—	2
Other current assets	2	—
Accounts payable	29	(26)
Federal income taxes receivable (payable)	12	(33)
Accrued and other current liabilities	(76)	(128)
Payments on liabilities accrued in 2015 for retained transportation and gathering contracts related to discontinued operations	(11)	(10)
Other, including changes in other noncurrent assets and liabilities	7	(1)
Net cash provided by operating activities(a)	22	19
Investing Activities(a)
Capital expenditures(b)	(237)	(185)
Proceeds from sales of assets	8	281
Purchase of business	(802)	—
Other	(2)	(1)
Net cash provided by (used in) investing activities(a)	(1,033)	95
Financing Activities
Proceeds from common stock	671	1
Dividends paid on preferred stock	(4)	(5)
Borrowings on credit facility	—	370
Payments on credit facility	—	(460)
Taxes paid for shares withheld	(10)	(3)
Payments for retirement of long-term debt	—	(48)
Payments for credit facility amendment fees	—	(3)
Other	—	7
Net cash provided by (used in) financing activities	657	(141)
Net decrease in cash and cash equivalents	(354)	(27)
Cash and cash equivalents at beginning of period	496	38
Cash and cash equivalents at end of period	$142	$11
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted. See Note 3 of Notes to Consolidated Financial Statements for discussion of discontinued operations.
(b) Increase to properties and equipment	$(280)	$(170)
Changes in related accounts payable and accounts receivable	43	(15)
Capital expenditures	$(237)	$(185)
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business and Basis of Presentation
Description of Business
Operations of our company include oil, natural gas and NGL development and production primarily located in Texas, North Dakota, New Mexico and Colorado. We specialize in development and production from tight-sands and shale formations in the Delaware, Williston and San Juan Basins. Associated with our commodity production are sales and marketing activities, referred to as gas management activities, that include oil and natural gas purchased from third-party working interest owners in operated wells and the management of various commodity contracts, such as transportation and related derivatives.
In addition, we have sold other operations which are reported as discontinued operations, as discussed below.
The consolidated businesses represented herein as WPX Energy, Inc. is also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 in the Company’s Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2017, results of operations for the three months ended March 31, 2017 and 2016, changes in equity for the three months ended March 31, 2017 and cash flows for the three months ended March 31, 2017 and 2016. The Company has no elements of comprehensive income other than net income.
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
Discontinued Operations
See Note 3 for a discussion of discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations. Additionally, see Note 9 for a discussion of contingencies related to the former power business of The Williams Companies, Inc. (“Williams”) (most of which was disposed of in 2007).
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is required for annual periods beginning after December 15, 2016. Under ASU 2016-09, on a prospective basis, companies will no longer record excess tax benefits and deficiencies in additional paid in capital. Instead, excess tax benefits and deficiencies will be recognized as income tax expense or benefit on the statement of operations. Other portions of the standard are adopted using either a prospective, retrospective, or modified retrospective approach depending on the topic covered in the standard. The Company adopted this guidance effective January 1, 2017 which impacted (a) our income tax provision in the first quarter of 2017 due to the tax deficiency recognized for tax and (b) the operating and financing activities sections of our Consolidated Statement of Cash Flows to reflect tax payments related to shares withheld for taxes. Cash outflows of $10 million and $3 million for the three months ended March 31, 2017 and 2016, respectively, would have been included in operating activities under previous guidance, but are now reflected in financing activities.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Currently, we do not expect the impact of adopting ASU 2014-09 to be material to our total net revenues and operating income (loss) or to our consolidated balance sheet because our performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard; thus, revenue associated with the majority of our contracts will continue to be recognized as control of products is transferred to the customer. Based on our evaluation to date, we do not expect to adopt the new standard early and we anticipate using the modified retrospective method; however, we are still reviewing the impact of the standard on our financial results and related disclosures. We anticipate additional disclosures in future filings from the adoption of this standard.
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
In January 2017, FASB issued ASU 2017-01, Business Combinations, clarifying the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The amendments are effective at the same time as the new revenue standard. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted. The Company does not expect any significant impact on its consolidated financial statements from the adoption of the standard.
Note 2. Acquisition
On January 12, 2017, we signed an agreement to acquire certain assets from Panther Energy Company II, LLC and Carrier Energy Partners, LLC (the “Panther Acquisition”) for $775 million, subject to post-closing adjustments. The transaction closed in March 2017 for $802 million including estimated closing adjustments. The assets, as of the closing date, include 25 producing wells (18 horizontals), three drilled but uncompleted horizontal laterals, approximately 18,000 net acres and more than 900 gross undeveloped locations in the Delaware Basin. As of March 31, 2017, we estimate that approximately $618 million of the purchase price is allocable to unproved properties and approximately $184 million is allocable to proved properties. This estimate is based on discounted cash flow models, which include estimates and assumptions such as future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. These assumptions represent Level 3 inputs. The purchase price is preliminary and subject to adjustment and finalization of the valuation of oil and gas properties. The impact of this acquisition to our results of operations for the first quarter of 2017 includes approximately $7 million of product revenue from 210 MBoe of production for the interim period from the closing date to March 31, 2017. Total expenses, including depreciation, depletion and amortization and exploration

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

expenses, for the interim period were approximately $6 million. The impact of this acquisition to prior periods is not material to our results of operations for those periods.
Note 3. Discontinued Operations
On February 8, 2016, we signed an agreement with Terra Energy Partners LLC to sell WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations. The parties closed this sale in April of 2016 and the amounts in the table below primarily relate to the Piceance Basin. The loss from discontinued operations for the three months ended March 31, 2017 primarily relates to accretion on retained transportation and gathering contracts related to Powder River Basin assets that were sold in 2015.
Summarized Results of Discontinued Operations

Three months ended March 31, 2016
(Millions)
Total revenues	$68
Costs and expenses:
Depreciation, depletion and amortization	$9
Lease and facility operating	17
Gathering, processing and transportation	43
Taxes other than income	2
General and administrative	7
Other—net	4
Total costs and expenses	82
Loss from discontinued operations before income taxes	(14)
Income tax benefit	(2)
Loss from discontinued operations	$(12)

Cash Flows Attributable to Discontinued Operations
Excluding income taxes and changes to working capital, total cash provided by discontinued operations was $15 million for the three months ended March 31, 2016. In addition, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $11 million and $10 million for the three months ended March 31, 2017 and 2016, respectively. Total cash used in investing activities related to discontinued operations was $26 million for the three months ended March 31, 2016.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 4. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended March 31,
	2017	2016
	(Millions, except per-share amounts)
Income from continuing operations	$94	$—
Less: Dividends on preferred stock	4	5
Income (loss) from continuing operations available to WPX Energy, Inc. common stockholders for basic and diluted earnings (loss) per common share	$90	$(5)
Basic weighted-average shares	386.3	276.1
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	4.1	—
Stock options	0.2	—
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock	19.8	—
Diluted weighted-average shares	410.4	276.1
Earnings (loss) per common share from continuing operations:
Basic	$0.23	$(0.02)
Diluted	$0.22	$(0.02)
__________
(a) The following table includes amounts that have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders.

Three months ended March 31,
2016
(Millions)
Weighted-average nonvested restricted stock units and awards	2.0
Weighted-average stock options	—
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock	34.7

The table below includes information related to stock options that were outstanding at March 31, 2017 and 2016 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares.

	March 31,
	2017	2016
Options excluded (millions)	1.6	2.7
Weighted-average exercise price of options excluded	$17.81	$15.24
Exercise price range of options excluded	$14.41 - $21.81	$6.02 - $21.81
First quarter weighted-average market price	$13.35	$5.10
The diluted weighted-average shares excludes the effect of approximately 0.6 million and 2.2 million nonvested restricted stock units for the three months ended March 31, 2017 and 2016, respectively. These restricted stock units were antidilutive under the treasury stock method.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 5. Asset Sales and Exploration Expenses
Asset Sales
2017
Net gain on sales of assets for the three months ended March 31, 2017 includes gains from exchanges of leasehold acreage, deferred gains related to the completion of commitments from the sales of gathering systems in prior years and a net gain recognized on the sale of certain Appalachian Basin assets. As of March 31, 2017, the estimated remaining deferred gains were $37 million and the estimated remaining commitments related to the sales of these gathering systems were approximately $24 million.
In conjunction with exchanges of leasehold, we estimate the fair value of the leasehold through discounted cash flow models and consideration of market data. Our estimates and assumptions include future commodity prices, projection of estimated quantities of oil and natural gas reserves, expectations for future development and operating costs and risk adjusted discount rates, all of which are Level 3 inputs.
2016
On March 9, 2016, we completed the sale of our San Juan Basin gathering system for consideration of approximately $309 million. The consideration reflects $285 million in cash, subject to closing adjustments, and a commitment estimated at $24 million in capital designated by the purchaser to expand the system to support WPX's development in the Gallup oil play. We are obligated to complete certain in-progress construction as of the closing which resulted in the deferral of a portion of the gain. As a result of this transaction, we recorded a gain of $199 million in first-quarter 2016 in the Consolidated Statement of Operations.
The assets held for sale and liabilities associated with assets held for sale on the Consolidated Balance Sheet as of December 31, 2016 relate to certain assets and liabilities in the Appalachian Basin.
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended March 31,
	2017	2016
	(Millions)
Unproved leasehold property impairment, amortization and expiration	$38	$9
Geologic and geophysical costs	1	—
Total exploration expenses	$39	$9

Unproved leasehold property impairment, amortization and expiration in 2017 includes costs in excess of the accumulated amortization balance associated with certain leases in the Permian Basin that expired during the first quarter of 2017. These leases were renewed subsequent to March 31, 2017.
Note 6. Inventories
The following table presents a summary of our inventories as of the dates indicated below.

	March 31, 2017	December 31, 2016
	(Millions)
Material, supplies and other	$33	$34
Crude oil production in transit	2	2
Total inventories	$35	$36

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 7. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated below.

	March 31, 2017	December 31, 2016
	(Millions)
Credit facility agreement	$—	$—
7.500% Senior Notes due 2020	500	500
6.000% Senior Notes due 2022	1,100	1,100
8.250% Senior Notes due 2023	500	500
5.250% Senior Notes due 2024	500	500
Other	1	1
Total long-term debt	$2,601	$2,601
Less: Debt issuance costs on long-term debt(a)	26	26
Total long-term debt, net(a)	$2,575	$2,575
__________
(a) Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.
Our $1.2 billion senior secured revolving credit facility (“Credit Facility”) has a maturity date of October 28, 2019. As of March 31, 2017, there were $66 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants with full access to the Credit Facility subject to the Borrowing Base discussed below.
During a Collateral Trigger Period, loans under the Credit Facility are subject to a Borrowing Base as calculated in accordance with the provisions of the Credit Facility. As of March 18, 2016, the Borrowing Base was set at $1.025 billion and it was reaffirmed at $1.025 billion in October 2016. The Borrowing Base was increased to $1.2 billion in April 2017 and will remain in effect until the next Redetermination Date as set forth in the Credit Facility Agreement. The Borrowing Base is recalculated at least every six months per the terms of the Credit Facility.
See our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion related to our Credit Facility and our senior notes.
Note 8. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended March 31,
	2017	2016
	(Millions)
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	46	—
State	(15)	35
	31	35
Total provision	$31	$35
The effective income tax rate for the three months ended March 31, 2017, differs from the federal statutory rate due to the impact of ASU 2016-09 discussed in Note 1 and the decrease of the blended state income tax rate due to changes in state apportionment factors resulting from increased presence in the Delaware Basin operations in Texas following the Panther acquisition (see Note 2).
The effective income tax rate for the three months ended March 31, 2016, differs from the federal statutory rate due to state tax adjustments resulting from the sale of our Piceance Basin operations in Colorado. We recorded $8 million of valuation allowances against Colorado state tax loss and credit carryovers generated in prior years. We also increased our blended state

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

income tax rate by less than one half percent to reflect changes in our then expected future apportionment among the states where we operate which resulted in a $14 million increase of our deferred tax liability as of the beginning of the year.
We have recorded valuation allowances against deferred tax assets attributable primarily to certain state net operating loss (“NOL”) carryovers as well as our federal capital loss carryover. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income, or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies. We have not recorded a valuation allowance against our federal NOL carryover, but a valuation allowance could be required in future periods if the federal NOL carryover continues to increase or circumstances change. When assessing the need for a valuation allowance for the federal NOL carryover, we primarily consider future reversals of existing taxable temporary differences.
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of March 31, 2017, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for RKI effective with the acquisition. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the acquisition.
Pursuant to our tax sharing agreement with Williams, we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre spin-off period for which we continue to have exposure to audit adjustments as part of Williams. The IRS has recently proposed an adjustment related to our business for which a payment to Williams could be required. We are currently evaluating the issue and expect to protest the adjustment within the normal appeals process of the IRS. Based on the IRS position and underlying arguments available to us at this time, we do not believe reserve accruals are necessary. In addition, the alternative minimum tax credit deferred tax asset that was allocated to us by Williams at the time of the spin-off could change due to audit adjustments unrelated to our business. Any such adjustment to this deferred tax asset will not be known until the IRS examination is completed, but is not expected to result in a cash settlement.
As of March 31, 2017, the Company had no significant unrecognized tax benefits. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position will result in a significant increase or decrease of an unrecognized tax benefit.
Note 9. Contingent Liabilities and Commitments
Royalty litigation
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, breach of implied duty to market, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs sought monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter was removed to the United States District Court for New Mexico where the court denied plaintiffs’ motion for class certification. In March 2017, plaintiffs appealed the denial of class certification to the Tenth Circuit. In August 2012, a second potential class action was filed against us in the United States District Court for the District of New Mexico by mineral interest owners in New Mexico and Colorado. Plaintiffs claim breach of contract, breach of the covenant of good faith and fair dealing, breach of implied duty to market both in Colorado and New Mexico and violation of the New Mexico Oil and Gas Proceeds Payment Act, and seek declaratory judgment, accounting and injunctive relief. On August 16, 2016, the court denied plaintiffs’ motion for class certification. On September 15, 2016, plaintiffs filed their motion for reconsideration and filed a second motion for class certification, and the Court held a hearing on that motion on January 24, 2017 but has not yet ruled. At this time, we believe that our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.
Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
In the other cases, on July 18, 2011, the Nevada district court granted our joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the Federal Energy Regulatory Commission exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit issued its opinion in the In re: Western States Wholesale Antitrust Litigation, holding that the Natural Gas Act does not preempt the plaintiffs’ state antitrust claims and reversing the summary judgment previously entered in favor of the defendants. The U.S. Supreme Court granted Defendants’ writ of certiorari. On April 21, 2015, the U.S. Supreme Court determined that the state antitrust claims are not preempted by the federal Natural Gas Act. On March 7, 2016, the putative class plaintiffs in several of the cases filed their motions for class certification. On March 30, 2017, the court denied the motions for class certification. On May 24, 2016, in Reorganized FLI Inc. v. Williams Companies, Inc., the Court granted Defendants’ Motion for Summary Judgment in its entirety, and an agreed amended judgment was entered by the court on January 4, 2017. Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposure at this time.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

At March 31, 2017, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of March 31, 2017 and December 31, 2016, respectively, the Company had accrued approximately $11 million and $13 million for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Note 10. Stockholders’ Equity
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

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$124	$—	$124	$—	$38	$—	$38
Energy derivative liabilities	$—	$94	$—	$94	$—	$215	$—	$215
Total debt(a)	$—	$2,690	$—	$2,690	$—	$2,702	$—	$2,702
__________

(a)
The carrying value of total debt, excluding capital leases and debt issuance costs, was $2,600 million as of March 31, 2017 and December 31, 2016. The fair value of our debt, which also excludes capital leases and debt issuance costs, is determined on market rates and the prices of similar securities with similar terms and credit ratings.

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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We did not have any instruments included in Level 3 as of March 31, 2017.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended March 31, 2017 and 2016.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of March 31, 2017.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Apr- Dec 2017	Fixed Price Swaps	WTI	(39,392)	$50.84
Crude Oil	Apr - Dec 2017	Basis Swaps	Midland-Cushing	(14,007)	$(0.57)
Crude Oil	Apr - Dec 2017	Fixed Price Swaptions	WTI	(2,342)	$44.61
Crude Oil	Apr - Dec 2017	Fixed Price Calls	WTI	(4,500)	$56.47
Crude Oil	2018	Fixed Price Swaps	WTI	(40,000)	$54.57
Crude Oil	2018	Basis Swaps	Midland-Cushing	(13,000)	$(0.94)
Crude Oil	2018	Fixed Price Calls	WTI	(13,000)	$58.89
Crude Oil	2019	Basis Swaps	Midland-Cushing	(7,000)	$(1.00)
Crude Oil	2020	Basis Swaps	Midland-Cushing	(5,000)	$(1.16)
Natural Gas
Natural Gas	Apr-Dec 2017	Fixed Price Swaps	Henry Hub	(170)	$3.02
Natural Gas	Apr -Dec 2017	Basis Swaps	Permian	(73)	$(0.20)
Natural Gas	Apr-Dec 2017	Basis Swaps	San Juan	(98)	$(0.18)
Natural Gas	Apr-Dec 2017	Fixed Price Calls	Henry Hub	(16)	$4.50
Natural Gas	2018	Fixed Price Swaps	Henry Hub	(185)	$2.98
Natural Gas	2018	Basis Swaps	Permian	(43)	$(0.28)
Natural Gas	2018	Basis Swaps	San Juan	(50)	$(0.34)
Natural Gas	2018	Basis Swaps	Waha	(63)	$(0.16)
Natural Gas	2018	Fixed Price Swaptions	Henry Hub	(20)	$3.33
Natural Gas	2018	Fixed Price Calls	Henry Hub	(16)	$4.75
Natural Gas	2019	Basis Swaps	Permian	(20)	$(0.34)
Natural Gas	2019	Basis Swaps	Waha	(80)	$(0.19)
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
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. We had a $203 million and $57 million gain on derivatives for the three months ended March 31, 2017 and 2016, respectively. The gain from derivatives includes settlements to be paid of $5 million and settlements to be received of $133 million for the three months ended March 31, 2017 and 2016, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
March 31, 2017	(Millions)
Derivative assets with right of offset or master netting agreements	$124	$(71)	$53
Derivative liabilities with right of offset or master netting agreements	$(94)	$71	$(23)

December 31, 2016
Derivative assets with right of offset or master netting agreements	$38	$(33)	$5
Derivative liabilities with right of offset or master netting agreements	$(215)	$33	$(182)
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
As of March 31, 2017, we had no collateral posted to derivative counterparties, to support the aggregate fair value of our net $23 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $24 million at March 31, 2017.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2017 and 2016, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.
Our gross and net credit exposure from our derivative contracts were $124 million and $53 million, respectively, as of March 31, 2017. Over 99% of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our seven largest net counterparty positions represent approximately 97 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
One of our senior officers is on the board of directors of NGL Energy Partners, LP ("NGL Energy"). In the normal course of business, we sell crude oil to NGL Energy. For the first quarter of 2017, sales to NGL Energy were approximately 11 percent of our total consolidated revenues adjusted for gain (loss) on derivatives.
Other
Collateral support for our commodity agreements could include margin deposits, letters of credit, surety bonds and guarantees of payment by credit worthy parties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the selected historical consolidated financial data and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our 2016 Annual Report on Form 10-K. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q and our 2016 Annual Report on Form 10-K.
Unless indicated otherwise, the following discussion relates to continuing operations. See Note 3 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.
Overview
Production (based on Mboe)
Three months ended March 31,
Product Revenues
Three months ended March 31,

The following table presents our production volumes and financial highlights for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Production Sales Volume Data(a):
Volumes:
Oil (MBbls)	4,149	3,774
Natural gas (MMcf)	17,605	16,820
NGLs (MBbls)	1,015	708
Combined equivalent volumes (MBoe)(b)	8,098	7,285
Per day volumes:
Oil (MBbls/d)	46.1	41.5
Natural gas (MMcf/d)	196	185
NGLs (MBbls/d)	11.3	7.8
Per day combined equivalent volumes (MBoe/d)(b)	90.0	80.1
Financial Data (millions):
Total product revenues	$253	$127
Total revenues	$461	$216
Operating income	$170	$90
Cash capital expenditures(c)	$237	$185
Capital expenditure activity(d)	$280	$170
 __________

(a)	Excludes production from discontinued operations.

(b)	MBoe are converted using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.

(c)	Includes cash capital expenditures related to discontinued operations of $26 million for the three months ended March 31, 2016.

(d)	Includes capital expenditures activity related to discontinued operations of $24 million for the three months ended March 31, 2016.
Our year-to-date 2017 operating results were $80 million favorable compared to year to date 2016. The primary items impacting the three months ended March 31, 2017 compared to the same period in 2016 include:

•	$126 million increase in product revenues, primarily oil sales;

•	$146 million favorable change in net gain on derivatives;

•	$10 million decrease in general and administrative expenses; and

•	$35 million gain on sales of assets for 2017 (see Note 5 of Notes to Consolidated Financial Statements).
Offset by

•	$30 million higher exploration costs (see Note 5 of Notes to Consolidated Financial Statements); and

•	the absence of a $198 million net gain on sales of assets in 2016 (see Note 5 of Notes to Consolidated Financial Statements).
Outlook
The oil and gas industry is in a challenging environment. With the foundations of our a) assets in the Delaware, Williston and San Juan Basins; b) our current employees in place and c) our liquidity position including hedges into 2018, we believe we are well positioned for growth assuming a commodity environment of approximately $40 to $60 per barrel. However, appropriate adjustments would be made if we foresee that future commodity prices will remain at or outside the boundaries of this range. Our planned growth, both volumes and cash flow, in the next two years is another important step in the transformation of the company in an effort to improve our leverage metrics along with other per Boe metrics.
Our 2017 drilling and completion capital program is expected to range from $870 million to $940 million. Approximately half of the capital is targeted for development in the Delaware Basin. This program would fund a ten-rig program, with seven in the Delaware Basin, two in the Williston Basin and one in the San Juan Basin. In addition, we will expand our Delaware midstream facilities in 2017 with expected spending to range from $35 million to $45 million. In fourth-quarter 2016, we initiated a process to evaluate strategic options for midstream infrastructure in the Delaware Basin specifically focused on crude oil gathering and natural gas processing. These options include the potential for a joint venture. WPX expects to complete this process by the end of second-quarter 2017.
Our March 31, 2017 liquidity totaled approximately $1.1 billion, reflecting $142 million of cash and cash equivalents and $959 million available under the Credit Facility. In April 2017, the Borrowing Base of our Credit Facility was increased to $1.2 billion which increased our availability to approximately $1.13 billion. Excluding any future borrowings on the Credit Facility, our next debt maturity of $500 million is not due until 2020. We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
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
With the exception of potential impairments, we continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. Commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel for a brief time over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our predominantly oil proved properties is $4.4 billion and the net book value of our predominantly natural gas proved properties is approximately $310 million. In addition, the net book value associated with unproved leasehold is approximately $2.6 billion and is primarily associated with our Delaware Basin properties. See our discussion in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations
Three Month-Over-Three Month Results of Operations
Revenue Analysis

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Revenues:
Oil sales	$188	$97	$91	94%
Natural gas sales	44	25	19	76%
Natural gas liquid sales	21	5	16	NM
Total product revenues	253	127	126	99%
Net gain on derivatives	203	57	146	NM
Gas management	5	31	(26)	(84)%
Other	—	1	(1)	(100)%
Total revenues	$461	$216	$245	113%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:

•
$91 million increase in oil sales reflects $82 million related to higher sales prices and $9 million related to higher production sales volumes for the three months ended March 31, 2017 compared to 2016. The increase in production sales volumes relates to our Williston and Delaware Basins. The Williston Basin volumes were 25.3 MBbls per day compared to 21.8 MBbls per day for the three months ended March 31, 2017 and 2016, respectively. The Delaware Basin volumes were 13.6 MBbls per day compared to 12.0 MBbls per day for the three months ended March 31, 2017 and 2016, respectively. The following table reflects oil production prices and volumes for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016

Oil sales (per barrel)	$45.31	$25.62
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	(0.77)	19.90
Oil net price including derivative settlements (per barrel)	$44.54	$45.52

Oil production sales volumes (MBbls)	4,149	3,774
Per day oil production sales volumes (MBbls/d)	46.1	41.5
__________
(a) Included in net gain on derivatives on the Consolidated Statements of Operations.

•
$19 million increase in natural gas sales primarily reflects $18 million related to higher sales prices for the three months ended March 31, 2017 compared to 2016. The increase in our production sales volumes relates to our Delaware Basin. In addition, 2016 natural gas volumes were negatively impacted by third-party processing constraints. The following table reflects natural gas production prices and volumes for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016

Natural gas sales (per Mcf)	$2.51	$1.52
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	(0.11)	3.41
Natural gas net price including derivative settlements (per Mcf)	$2.40	$4.93

Natural gas production sales volumes (MMcf)	17,605	16,820
Per day natural gas production sales volumes (MMcf/d)	196	185
__________
(a) Included in net gain on derivatives on the Consolidated Statements of Operations.

•
$16 million increase in natural gas liquids sales is primarily due to higher sales prices for the three months ended March 31, 2017 compared to 2016. The following table reflects NGL production prices and volumes for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016

NGL sales (per barrel)	$20.85	$7.14
NGL production sales volumes (MBbls)	1,015	708
Per day NGL production sales volumes (MBbls/d)	11.3	7.8

•
$146 million favorable change in net gain (loss) on derivatives primarily reflects favorable change in gains (losses) on natural gas and crude derivatives due to decreases in forward commodity prices relative to our hedge positions. Net payments on derivatives totaled $5 million for the three months ended March 31, 2017 and net receipts on settlements were $133 million for the three months ended March 31,2016.

•
$26 million decrease in gas management revenues is primarily due to lower natural gas sales volumes partially offset by higher average prices on physical natural gas sales. The decrease in volumes is due in part to the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. A similar decrease is reflected in the $34 million decrease in related gas management costs and expenses, discussed below.

Cost and operating expense and operating income (loss) analysis

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per MBoe Expense
	2017	2016			2017	2016
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$147	$152	$5	3%	$18.11	$20.93
Lease and facility operating	48	42	(6)	(14)%	$5.87	$5.74
Gathering, processing and transportation	21	16	(5)	(31)%	$2.65	$2.17
Taxes other than income	19	11	(8)	(73)%	$2.31	$1.47
Exploration	39	9	(30)	NM
General and administrative:
General and administrative expenses	36	47	11	23%	$4.40	$6.48
Equity-based compensation	7	6	(1)	(17)%	$0.87	$0.86
Total general and administrative	43	53	10	19%	$5.27	$7.34
Gas management	5	39	34	87%
Net gain on sales of assets	(35)	(198)	(163)	(82)%
Other—net	4	2	(2)	(100)%
Total costs and expenses	$291	$126	$(165)	(131)%
Operating income	$170	$90	$80	89%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:

•
$5 million decrease in depreciation, depletion and amortization is primarily due to a decrease in rate per MBoe which was impacted by an increase in the 12-month average price and the composition of production by basin.

•	$6 million increase in lease and facility operating expenses primarily related to increased production volumes.

•
$5 million increase in gathering, processing and transportation primarily due to higher costs in the San Juan Basin as a result of the sale of the gathering system in March of 2016 and higher volumes in the Delaware Basin.

•	$8 million increase in taxes other than income primarily relates to increased product revenues.

•
$30 million increase in exploration expenses is primarily due unproved leasehold property impairment, amortization and expiration in 2017 which includes costs associated with certain expired leases in the Permian Basin in excess of the accumulated amortization balance. These leases were renewed subsequent to March 31, 2017.

•
$10 million decrease in general and administrative expenses primarily due to workforce reductions. In addition, the three months ended March 31, 2016 included $3 million for severance and relocation costs associated with workforce reductions and office consolidations. We will continually challenge our levels of general and administrative costs, however, we believe our organizational size is conducive for future growth. Excluding the severance and relocation costs, general and administrative expenses would have averaged $6.98 per Boe for 2016.

•
$34 million decrease in gas management expenses is primarily due to lower natural gas purchase volumes partially offset by higher average prices on physical natural gas cost of sales. The decrease in volumes is due in part to the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. Also included in gas management expenses for the three months ended March 31, 2016, is $10 million for unutilized pipeline capacity.

•
$35 million net gain on sales of assets in 2017 compared to $198 million net gain on sales of assets in 2016. The 2016 gain primarily relates to the sale of the San Juan Basin gathering system. (See Note 5 of Notes to Consolidated Financial Statements).

Results below operating income (loss)

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Operating income	$170	$90	$80	89%
Interest expense	(47)	(57)	10	18%
Investment income and other	2	2	—	—%
Income from continuing operations before income taxes	125	35	90	NM
Provision for income taxes	31	35	4	11%
Income from continuing operations	94	—	94	NM
Loss from discontinued operations	(2)	(12)	10	83%
Net income (loss)	92	(12)	104	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The decrease in interest expense primarily relates to the lower level of debt outstanding in 2017 compared to 2016.
Provision for income taxes in 2016 included state tax changes resulting from the sale of our Piceance Basin operations including $14 million for a state effective tax rate change and an $8 million valuation allowance recorded on Colorado loss and credit carryovers generated in prior years. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Loss from discontinued operations in 2016 included activity from the Piceance Basin which was sold in the second quarter of 2016; therefore, we had minimal activity for 2017. See Note 3 of Notes to Consolidated Financial Statements for detail of amounts included in discontinued operations.
Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital and capital expenditures while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2017 are cash on hand, expected cash flows from operations, proceeds from the issuance of equity securities in January 2017, and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to pursue our business strategy and goals through at least 2018. Additional sources of liquidity, if needed and if available, include proceeds from asset sales or joint venture of midstream development, bank financings and proceeds from the issuance of long-term debt and equity securities. In addition, we may further reduce debt and/or interest expense by seeking to retire, purchase or exchange our outstanding debt through cash purchases and/or exchanges for equity or debt securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We note the following assumptions for the remainder of 2017:

•
our planned capital expenditures, excluding acquisitions, are estimated to be approximately $905 million to $985 million. As of March 31, 2017, we have incurred $226 million of capital expenditures, excluding approximately $54 million for land acquisitions; and

•	we have hedged a portion of our anticipated 2017 and 2018 oil and gas production as disclosed in Commodity Price Risk Management following this section.
Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices or inflation on operating costs;

•	significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold;

•	reduced access to our credit facility pursuant to our financial covenants; and

•	higher than expected development costs, including the impact of inflation.

Liquidity
Credit Facility
On March 18, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility with $1.2 billion in commitments and a maturity date of October 28, 2019. The Borrowing Base was reaffirmed at $1.025 billion in October 2016 and was increased to $1.2 billion in April 2017 and will remain in effect until the next Redetermination Date as set forth in the Credit Facility. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility see our Annual Report on Form 10-K for the year ended December 31, 2016. As of March 31, 2017, there were $66 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants under the credit agreement. Our unused borrowing availability was $959 million as of March 31, 2017 and increased to $1.13 billion in April 2017 following the Borrowing Base increase discussed above.
Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing oil and gas properties, we enter into derivative contracts for a portion of our future production (see Note 12 of Notes to Consolidated Financial Statements). We chose not to designate our derivative contracts associated with our future production as cash flow hedges for accounting purposes. For the remainder of 2017 and 2018, we have the following contracts as of the date of this filing shown at weighted average volumes and basin-level weighted average prices:

Crude Oil	Apr - Dec 2017		2018
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	39,392	$50.84	42,000	$54.36
Swaptions—WTI	2,342	$44.61	—	$—
Fixed Price Calls—WTI	4,500	$56.47	13,000	$58.89
Basis swaps—Midland	14,007	$(0.57)	13,000	$(0.94)

Natural Gas	Apr - Dec 2017		2018
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	170	$3.02	185	$2.98
Swaptions—Henry Hub	—	$—	20	$3.33
Fixed Price Calls—Henry Hub	16	$4.50	16	$4.75
Basis swaps—Permian	73	$(0.20)	43	$(0.28)
Basis swaps—San Juan	98	$(0.18)	50	$(0.34)
Basis swaps—Waha	—	$—	63	$(0.16)

Sources (Uses) of Cash

	Three months ended March 31,
	2017	2016
	(Millions)
Net cash provided by (used in):
Operating activities	$22	$19
Investing activities	(1,033)	95
Financing activities	657	(141)
Net decrease in cash and cash equivalents	$(354)	$(27)

Operating activities
Net cash provided by operating activities was relatively flat for the three months ended March 31, 2017 compared to the same period in 2016. The impact of higher production volumes and higher commodity prices in 2017 was partially offset by lower realizations on our derivatives. Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $15 million for the three months ended March 31, 2016. In addition, cash outflows related to Powder River Basin gathering and transportation contracts retained by WPX were $11 million for the three months ended March 31, 2017 compared to $10 million for the three months ended March 31, 2016.
Investing activities
The table below includes cash and incurred capital expenditures for drilling and completions and capital expenditures for land acquisitions.

	Three months ended March 31,
	2017	2016

Cash capital expenditures for drilling and completions:
Continuing operations	$154	$172
Discontinued operations	—	23
Total	$154	$195

Capital expenditures incurred for drilling and completions:
Continuing operations	$194	$161
Discontinued operations	—	21
Total	$194	$182

Land acquisitions	$55	$—
Net cash used in investing activities for the three months ended March 31, 2017 includes $802 million related to the closing of the Panther Acquisition (see Note 2 of Notes to Consolidated Financial Statements). Net cash provided by investing activities for the three months ended March 31, 2016 includes $280 million for the sale of our San Juan Basin gathering system during the first quarter of 2016 (see Note 5 of Notes to Consolidated Financial Statements).
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2017 was primarily due to an equity offering of 51.675 million shares for net proceeds of approximately $670 million. Additionally, payment for shares withheld for taxes of $10 million and $3 million for the three months ended March 31, 2017 and 2016, respectively, is included in financing activities due to the adoption of ASU 2016-09 (see Note 1 of Notes to Consolidated Financial Statements). Net cash used in financing activities for the three months ended March 31, 2016 was primarily due to net repayments under the Credit Facility of $90 million and payments of $48 million to repurchase some of our 2017 Senior Notes.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at March 31, 2017 or at December 31, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is primarily related to our debt portfolio and has not materially changed during the first three months of 2017.

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
Trading
Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was zero at March 31, 2017 and December 31, 2016. The value at risk for contracts held for trading purposes was zero at March 31, 2017 and December 31, 2016.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $30 million and net liability of $177 million at March 31, 2017 and December 31, 2016, respectively.
The value at risk for derivative contracts held for nontrading purposes was $33 million at March 31, 2017 and $47 million at December 31, 2016. During the last 12 months, our value at risk for these contracts ranged from a high of $47 million to a low of $27 million.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 9 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2016, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of March 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

EXHIBITS

Exhibit No.	Description

2.1**
Agreement and Plan of Merger, dated October 2, 2014, by and among Pluspetrol Resources Corporation, Pluspetrol Black River Corporation and Apco Oil and Gas International Inc. (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on October 7, 2014)

2.2**
Agreement and Plan of Merger, dated as of July 13, 2015, by and among RKI Exploration & Production, LLC, WPX Energy, Inc. and Thunder Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

2.3**
Membership Interest Purchase Agreement by and Among WPX Energy Holdings, LLC, as Seller, WPX Energy, Inc., solely for purposes of Section 14.15, and Terra Energy Partners LLC, as Purchaser, dated February 8, 2016 (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2016)

2.4**
Purchase and Sale Agreement, dated as of January 12, 2017, by and among RKI Exploration & Production, LLC, Panther Energy Company II, LLC and CP2 Operating, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017)

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

Exhibit No.	Description
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

10.10
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

12*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

Exhibit No.	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	All schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request
(1)	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX Energy, Inc. (Registrant)

By:	/s/ Stephen L. Faulkner
Stephen L. Faulkner Controller (Principal Accounting Officer)
Date: May 4, 2017