Form 10-Q
period 2017-06-30
WPX ENERGY, INC.
filed 2017-08-03
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at August 2, 2017 were 397,854,227.

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

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$8	$496
Accounts receivable, net of allowance of $1 million as of June 30, 2017 and $3 million as of December 31, 2016	205	168
Derivative assets	110	26
Inventories	41	36
Other	29	28
Total current assets	393	754
Properties and equipment (successful efforts method of accounting)	10,244	8,929
Less—accumulated depreciation, depletion and amortization	(2,759)	(2,455)
Properties and equipment, net	7,485	6,474
Derivative assets	58	12
Other noncurrent assets	26	24
Total assets	$7,962	$7,264

Liabilities and Equity
Current liabilities:
Accounts payable	$348	$222
Accrued and other current liabilities	244	303
Derivative liabilities	27	152
Total current liabilities	619	677
Deferred income taxes	226	251
Long-term debt, net	2,601	2,575
Derivative liabilities	8	63
Asset retirement obligations	98	100
Other noncurrent liabilities	106	132
Contingent liabilities and commitments (Note 9)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; 4.8 million shares outstanding at June 30, 2017 and December 31, 2016)	232	232
Common stock (2 billion shares authorized at $0.01 par value; 398.0 million and 344.7 million shares issued and outstanding at June 30, 2017 and December 31, 2016)	4	3
Additional paid-in-capital	7,472	6,803
Accumulated deficit	(3,404)	(3,572)
Total stockholders’ equity	4,304	3,466
Total liabilities and equity	$7,962	$7,264
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:	(Millions, except per-share amounts)
Product revenues:
Oil sales	$226	$142	$414	$239
Natural gas sales	40	24	84	49
Natural gas liquid sales	23	10	44	15
Total product revenues	289	176	542	303
Net gain (loss) on derivatives	116	(154)	319	(97)
Gas management	8	116	13	147
Other	—	—	—	1
Total revenues	413	138	874	354
Costs and expenses:
Depreciation, depletion and amortization	171	163	318	315
Lease and facility operating	53	41	101	83
Gathering, processing and transportation	21	20	42	36
Taxes other than income	23	16	42	27
Exploration (Note 5)	21	12	60	21
General and administrative (including equity-based compensation of $9 million, $9 million, $16 million and $15 million for the respective periods)	46	55	89	108
Gas management	8	132	13	171
Net gain on sales of assets (Note 5)	(7)	(4)	(42)	(202)
Other—net	8	2	12	4
Total costs and expenses	344	437	635	563
Operating income (loss)	69	(299)	239	(209)
Interest expense	(46)	(53)	(93)	(110)
Investment income and other	—	(1)	2	1
Income (loss) from continuing operations before income taxes	23	(353)	148	(318)
Provision (benefit) for income taxes	(53)	(130)	(22)	(95)
Income (loss) from continuing operations	76	(223)	170	(223)
Income (loss) from discontinued operations	—	25	(2)	13
Net income (loss)	76	(198)	168	(210)
Less: Dividends on preferred stock	4	6	8	11
Net income (loss) available to WPX Energy, Inc. common stockholders	$72	$(204)	$160	$(221)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$72	$(229)	$162	$(234)
Income (loss) from discontinued operations	—	25	(2)	13
Net income (loss)	$72	$(204)	$160	$(221)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.18	$(0.76)	$0.41	$(0.81)
Income (loss) from discontinued operations	—	0.08	—	0.04
Net income (loss)	$0.18	$(0.68)	$0.41	$(0.77)
Basic weighted-average shares	397.8	300.7	392.1	288.2
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.18	$(0.76)	$0.40	$(0.81)
Income (loss) from discontinued operations	—	0.08	—	0.04
Net income (loss)	$0.18	$(0.68)	$0.40	$(0.77)
Diluted weighted-average shares	423.2	300.7	418.8	288.2
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2016	$232	$3	$6,803	$(3,572)	$3,466
Net income	—	—	—	168	168
Stock-based compensation	—	—	8	—	8
Issuance of common stock to public, net of offering costs	—	1	669	—	670
Dividends on preferred stock	—	—	(8)	—	(8)
Balance at June 30, 2017	$232	$4	$7,472	$(3,404)	$4,304
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2017	2016
Operating Activities(a)	(Millions)
Net income (loss)	$168	$(210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	318	324
Deferred income tax provision (benefit)	(24)	(82)
Provision for impairment of properties and equipment (including certain exploration expenses)	58	19
Net (gain) loss on derivatives in continuing operations	(319)	97
Net settlements related to derivatives in continuing operations	9	202
Net loss on derivatives included in discontinued operations	—	46
Amortization of stock-based awards	17	17
Net gain on sales of assets	(41)	(254)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	(49)	102
Inventories	(3)	9
Other current assets	(5)	3
Accounts payable	72	(28)
Federal income taxes receivable (payable)	12	(33)
Accrued and other current liabilities	(45)	(99)
Payments on liabilities accrued in 2015 for retained transportation and gathering contracts related to discontinued operations	(29)	(30)
Other, including changes in other noncurrent assets and liabilities	3	6
Net cash provided by operating activities(a)	142	89
Investing Activities(a)
Capital expenditures(b)	(542)	(291)
Proceeds from sales of assets	38	1,139
Purchase of business	(798)	—
Purchase of investment	(3)	—
Other	(3)	(4)
Net cash provided by (used in) investing activities(a)	(1,308)	844
Financing Activities
Proceeds from common stock	671	540
Dividends paid on preferred stock	(7)	(11)
Borrowings on credit facility	85	380
Payments on credit facility	(60)	(645)
Taxes paid for shares withheld	(10)	(4)
Payments for retirement of long-term debt	—	(196)
Payments for credit facility amendment fees	—	(3)
Other	(1)	(1)
Net cash provided by financing activities	678	60
Net increase (decrease) in cash and cash equivalents	(488)	993
Cash and cash equivalents at beginning of period	496	38
Cash and cash equivalents at end of period	$8	$1,031
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted. See Note 3 of Notes to Consolidated Financial Statements for discussion of discontinued operations.
(b) Increase to properties and equipment	$(596)	$(264)
Changes in related accounts payable and accounts receivable	54	(27)
Capital expenditures	$(542)	$(291)
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
In June 2017, we signed an agreement with Howard Energy Partners (“Howard”) to jointly develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the agreement, WPX and Howard will each have a 50 percent voting interest in the joint venture and Howard will serve as operator. At closing, WPX will contribute crude oil gathering and natural gas processing assets already in service and/or under construction, with a net book value of approximately $36 million as of June 30, 2017, and will receive a special cash distribution of $300 million. Howard will contribute $300 million in cash at closing and is obligated to fund the first $263 million of joint venture capital expenditures, including a $132 million carry for WPX. This transaction is expected to close during the third quarter of 2017 and we expect to account for this joint venture as an equity method investment. In connection with the joint venture, the company will dedicate its current and future leasehold interest in the Stateline area, representing 50,000 net acres in the Delaware Basin, pursuant to 20 year fixed-fee oil gathering and natural gas processing agreements. However, the agreements do not include any minimum volume commitments.
In addition, we have sold other operations which are reported as discontinued operations, as discussed below.
The consolidated businesses represented herein as WPX Energy, Inc. is also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 in the Company’s Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016, changes in equity for the six months ended June 30, 2017 and cash flows for the six months ended June 30, 2017 and 2016. The Company has no elements of comprehensive income (loss) other than net income (loss).
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
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is required for annual periods beginning after December 15, 2016. Under ASU 2016-09, on a prospective basis, companies will no longer record excess tax benefits and deficiencies in additional paid in capital. Instead, excess tax benefits and deficiencies will be recognized as income tax expense or benefit on the statement of operations. Other portions of the standard are adopted using either a prospective, retrospective, or modified retrospective approach depending on the topic covered in the standard. The Company adopted this guidance effective January 1, 2017 which impacted (a) our income tax provision in the first two quarters of 2017 due to the tax deficiency recognized for tax and (b) the operating and financing

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

activities sections of our Consolidated Statement of Cash Flows to reflect tax payments related to shares withheld for taxes. Cash outflows of $10 million and $4 million for the six months ended June 30, 2017 and 2016, respectively, would have been included in operating activities under previous guidance, but are now reflected in financing activities.
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
Currently, we do not expect the impact of adopting ASU 2014-09 to be material to our total net revenues and operating income (loss) or to our consolidated balance sheet because our performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard; thus, revenue associated with the majority of our contracts will continue to be recognized as control of products is transferred to the customer. We will adopt this standard on January 1, 2018 and, based on our evaluation to date, we anticipate using the modified retrospective method; however, we are still in the process of finalizing our documentation and assessment of the impact of the standard on our financial results and related disclosures. We anticipate additional disclosures in future filings from the adoption of this standard.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

adoption in any interim period. The Company does not expect any significant impact on its consolidated financial statements from the adoption of the standard.
Note 2. Acquisition
On January 12, 2017, we signed an agreement to acquire certain assets from Panther Energy Company II, LLC and Carrier Energy Partners, LLC (the “Panther Acquisition”) for $775 million, subject to post-closing adjustments. The transaction closed in March 2017 for $798 million including estimated closing adjustments. The assets, as of the closing date, include 25 producing wells (18 horizontals), three drilled but uncompleted horizontal laterals, approximately 18,000 net acres and more than 900 gross undeveloped locations in the Delaware Basin. As of June 30, 2017, we estimate that approximately $599 million of the purchase price is allocable to unproved properties and approximately $200 million is allocable to proved properties and facilities. This estimate is based on discounted cash flow models, which include estimates and assumptions such as future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. These assumptions represent Level 3 inputs. The purchase price is preliminary and subject to post-closing adjustments. At the time of the acquisition closing, production was approximately 10,000 Boe per day. The impact of this acquisition to prior periods is not material to our results of operations for those periods.
Note 3. Discontinued Operations
On February 8, 2016, we signed an agreement with Terra Energy Partners LLC to sell WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations. The parties closed this sale in April of 2016 for proceeds of $862 million. The amounts in the table below for 2016, primarily relate to the Piceance Basin. The loss from discontinued operations for the three and six months ended June 30, 2017 on the Consolidated Statement of Operations primarily relates to accretion on retained transportation and gathering contracts related to Powder River Basin assets that were sold in 2015.
Summarized Results of Discontinued Operations

	Three months ended June 30, 2016	Six months ended June 30, 2016
	(Millions)
Total revenues(a)	$(4)	$64
Costs and expenses:
Depreciation, depletion and amortization	$—	$9
Lease and facility operating	1	18
Gathering, processing and transportation	5	48
Taxes other than income	(1)	1
General and administrative	1	8
Other—net	2	6
Total costs and expenses	8	90
Operating loss	(12)	(26)
Gain on sale of assets	52	52
Income from discontinued operations before income taxes	40	26
Income tax provision(b)	15	13
Income from discontinued operations	$25	$13
__________
(a) The three and six months ended June 30, 2016 include $13 million and $33 million, respectively, net loss on derivatives.
(b) The six month ended June 30, 2016 includes a valuation allowance on certain state tax carryovers.

Cash Flows Attributable to Discontinued Operations
Excluding income taxes and changes to working capital, total cash provided by discontinued operations was $29 million for the six months ended June 30, 2016. In addition, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $29 million and $30 million for the six months ended June 30, 2017 and 2016, respectively. Total cash used in investing activities related to discontinued operations was $31 million for the six months ended June 30, 2016.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 4. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Millions, except per-share amounts)
Income (loss) from continuing operations	$76	$(223)	$170	$(223)
Less: Dividends on preferred stock	4	6	8	11
Income (loss) from continuing operations available to WPX Energy, Inc. common stockholders for basic earnings (loss) per common share	$72	$(229)	$162	$(234)
Add: Dividends on preferred stock upon assumed conversion of 6.25% Series A mandatory convertible preferred stock	4	—	8	—
Income (loss) from continuing operations available to WPX Energy, Inc. common stockholders for diluted earnings (loss) per common share	$76	$(229)	$170	$(234)

Basic weighted-average shares	397.8	300.7	392.1	288.2
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	1.5	—	2.7	—
Stock options	0.1	—	0.2	—
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock	23.8	—	23.8	—
Diluted weighted-average shares	423.2	300.7	418.8	288.2
Earnings (loss) per common share from continuing operations:
Basic	$0.18	$(0.76)	$0.41	$(0.81)
Diluted	$0.18	$(0.76)	$0.40	$(0.81)
__________
(a) The following table includes amounts that have been excluded from the computation of diluted earnings per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Millions)
Weighted-average nonvested restricted stock units and awards	—	1.1	—	1.6
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock	—	34.7	—	34.7

The table below includes information related to stock options that were outstanding at June 30, 2017 and 2016 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the second quarter weighted-average market price of our common shares.

	June 30,
	2017	2016
Options excluded (millions)	1.9	2.4
Weighted-average exercise price of options excluded	$16.68	$16.46
Exercise price range of options excluded	$11.75 - $21.81	$11.75 - $21.81
Second quarter weighted-average market price	$11.40	$9.02

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

The diluted weighted-average shares excludes the effect of approximately 2.0 million and 3.5 million nonvested restricted stock units for the six months ended June 30, 2017 and 2016, respectively. These restricted stock units were antidilutive under the treasury stock method.
Note 5. Asset Sales and Exploration Expenses
Asset Sales
2017
Net gain on sales of assets for the three and six months ended June 30, 2017 includes gains from exchanges of leasehold acreage, recognition of deferred gains related to the completion of commitments from the sales of gathering systems in prior years and a net gain recognized on the sales of certain Green River Basin and Appalachian Basin assets. As of June 30, 2017, the estimated remaining deferred gains and the estimated remaining commitments related to the sales of these gathering systems were approximately $37 million and $21 million, respectively.
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
2016
On March 9, 2016, we completed the sale of our San Juan Basin gathering system for consideration of approximately $309 million. The consideration reflected $285 million in cash, subject to closing adjustments, and a commitment estimated at $24 million in capital designated by the purchaser to expand the system to support WPX's development in the Gallup oil play. We are obligated to complete certain in-progress construction as of the closing which resulted in the deferral of a portion of the gain. As a result of this transaction, we recorded a gain of $199 million in first-quarter 2016 and an additional $5 million in second-quarter 2016 as certain in-progress construction was completed.
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Millions)
Unproved leasehold property impairment, amortization and expiration	$20	$10	$58	$19
Geologic and geophysical costs	1	1	2	1
Dry hole costs and impairments of exploratory area well costs	—	1	—	1
Total exploration expenses	$21	$12	$60	$21

Unproved leasehold property impairment, amortization and expiration for the six months ended June 30, 2017 includes costs in excess of the accumulated amortization balance associated with certain leases in the Permian Basin that expired during the first quarter of 2017. These leases were renewed in second-quarter 2017.
Note 6. Inventories
The following table presents a summary of our inventories as of the dates indicated below.

	June 30, 2017	December 31, 2016
	(Millions)
Material, supplies and other	$39	$34
Crude oil production in transit	2	2
Total inventories	$41	$36

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 7. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated below.

	June 30, 2017	December 31, 2016
	(Millions)
Credit facility agreement	$25	$—
7.500% Senior Notes due 2020	500	500
6.000% Senior Notes due 2022	1,100	1,100
8.250% Senior Notes due 2023	500	500
5.250% Senior Notes due 2024	500	500
Other	1	1
Total long-term debt	$2,626	$2,601
Less: Debt issuance costs on long-term debt(a)	25	26
Total long-term debt, net(a)	$2,601	$2,575
__________
(a) Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.
Our $1.2 billion senior secured revolving credit facility (“Credit Facility”) has a maturity date of October 28, 2019. As of June 30, 2017, there were $66 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants with full access to the Credit Facility subject to the Borrowing Base discussed below. Subsequent to June 30, 2017, we have borrowed an additional $180 million on our revolving credit facility.
During a Collateral Trigger Period, loans under the Credit Facility are subject to a Borrowing Base as calculated in accordance with the provisions of the Credit Facility. As of December 31, 2016, the Borrowing Base was $1.025 billion. The Borrowing Base was increased to $1.2 billion in April 2017 and will remain in effect until the next Redetermination Date as set forth in the Credit Facility Agreement. The Borrowing Base is recalculated at least every six months per the terms of the Credit Facility.
See our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion related to our Credit Facility and our senior notes.
Note 8. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Millions)
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
	—	—	—	—
Deferred:
Federal	5	(119)	51	(119)
State	(58)	(11)	(73)	24
	(53)	(130)	(22)	(95)
Total provision (benefit)	$(53)	$(130)	$(22)	$(95)
The effective income tax rate for the three months ended June 30, 2017, differs from the federal statutory rate due to the impact of ASU 2016-09 discussed in Note 1, the effect of state income taxes and other permanent items, as applied by ASC 740 interim period allocation methodology based on an estimated full year pre-tax loss.
The effective income tax rate for the six months ended June 30, 2017, differs from the federal statutory rate due to the impact of ASU 2016-09 discussed in Note 1 and the decrease of the blended state income tax rate due to changes in state apportionment factors resulting from increased presence in the Delaware Basin operations in Texas following the Panther

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Acquisition (see Note 2) and other permanent items, as applied by ASC 740 interim period allocation methodology based on an estimated full year pre-tax loss.
The effective income tax rate for the three months ended June 30, 2016, differs from the federal statutory rate due to the effects of state income taxes.
The effective income tax rate for the six months ended June 30, 2016, differs from the federal statutory rate due to state tax adjustments resulting from the sale of our Piceance Basin operations in Colorado. In 2016, we recorded $8 million of valuation allowances against Colorado state tax loss and credit carryovers generated in prior years. We also increased our blended state income tax rate by less than one half percent to reflect changes in our then expected future apportionment among the states where we operate which resulted in a $14 million increase of our deferred tax liability as of the beginning of the year.
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
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of June 30, 2017, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for RKI effective with the acquisition. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the acquisition.
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
As of June 30, 2017, the Company had no significant unrecognized tax benefits. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position will result in a significant increase or decrease of an unrecognized tax benefit.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
In the other cases, on July 18, 2011, the Nevada district court granted our joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the Federal Energy Regulatory Commission exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit issued its opinion in the In re: Western States Wholesale Antitrust Litigation, holding that the Natural Gas Act does not preempt the plaintiffs’ state antitrust claims and reversing the summary judgment previously entered in favor of the defendants. The U.S. Supreme Court granted Defendants’ writ of certiorari. On April 21, 2015, the U.S. Supreme Court determined that the state antitrust claims are not preempted by the federal Natural Gas Act. On March 7, 2016, the putative class plaintiffs in several of the cases filed their motions for class certification. On March 30, 2017, the court denied the motions for class certification, which decision was appealed on June 20, 2017. On May 24, 2016, in Reorganized FLI Inc. v. Williams Companies, Inc., the Court granted Defendants’ Motion for Summary Judgment in its entirety, and an agreed amended judgment was entered by the court on January 4, 2017. Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposure at this time.

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
As of June 30, 2017, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.

Summary
As of June 30, 2017 and December 31, 2016, respectively, the Company had accrued approximately $14 million and $13 million for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Commitments
During the second quarter of 2017, we signed long-term transportation agreements that will ultimately provide 300,000 MMBtu per day (15 years) and 200,000 MMBtu per day (11 years) of natural gas capacity from our Delaware Basin properties in the Stateline area to markets in west Texas. One of the agreements allows us the option to increase our capacity over time by 200,000 MMBtu per day to a total of 500,000 MMBtu per day. Total commitments related to these agreements, excluding the option, were approximately $337 million as of June 30, 2017.
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

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$168	$—	$168	$—	$38	$—	$38
Energy derivative liabilities	$—	$35	$—	$35	$—	$215	$—	$215
Total debt(a)	$—	$2,658	$—	$2,658	$—	$2,702	$—	$2,702
__________

(a)
The carrying value of total debt, excluding capital leases and debt issuance costs, was $2,625 million and $2,600 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of our debt, which also excludes capital leases and debt issuance costs, is determined on market rates and the prices of similar securities with similar terms and credit ratings.

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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We did not have any instruments included in Level 3 as of June 30, 2017.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended June 30, 2017 and 2016.
There have been no material changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of June 30, 2017.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Jul- Dec 2017	Fixed Price Swaps	WTI	(50,750)	$50.26
Crude Oil	Jul - Dec 2017	Basis Swaps	Midland-Cushing	(15,000)	$(0.60)
Crude Oil	Jul - Dec 2017	Fixed Price Calls	WTI	(4,500)	$56.47
Crude Oil	2018	Fixed Price Swaps	WTI	(50,500)	$53.16
Crude Oil	2018	Basis Swaps	Midland-Cushing	(13,000)	$(0.94)
Crude Oil	2018	Fixed Price Calls	WTI	(13,000)	$58.89
Crude Oil	2019	Basis Swaps	Midland-Cushing	(7,000)	$(1.00)
Crude Oil	2020	Basis Swaps	Midland-Cushing	(5,000)	$(1.16)
Natural Gas
Natural Gas	Jul-Dec 2017	Fixed Price Swaps	Henry Hub	(170)	$3.02
Natural Gas	Jul-Dec 2017	Basis Swaps	Permian	(73)	$(0.20)
Natural Gas	Jul-Dec 2017	Basis Swaps	San Juan	(98)	$(0.18)
Natural Gas	Jul-Dec 2017	Fixed Price Calls	Henry Hub	(16)	$4.50
Natural Gas	2018	Fixed Price Swaps	Henry Hub	(185)	$2.98
Natural Gas	2018	Basis Swaps	Permian	(43)	$(0.28)
Natural Gas	2018	Basis Swaps	San Juan	(50)	$(0.34)
Natural Gas	2018	Basis Swaps	Waha	(63)	$(0.16)
Natural Gas	2018	Fixed Price Swaptions	Henry Hub	(20)	$3.33
Natural Gas	2018	Fixed Price Calls	Henry Hub	(16)	$4.75
Natural Gas	2019	Basis Swaps	Permian	(20)	$(0.34)
Natural Gas	2019	Basis Swaps	Waha	(80)	$(0.19)
__________

(a)
Derivatives related to crude oil production are fixed price swaps settled on the business day average, basis swaps, fixed price calls and swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, fixed price calls and swaptions. In connection with several crude oil and natural gas swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the crude oil and natural gas swaps. These swaptions grant the counterparty the option to enter into future swaps with us.

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
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. Net gain (loss) on derivatives on the Consolidated Statements of Operations includes settlements to be received of $14 million and $69 million for the three months ended June 30, 2017 and 2016, respectively, and $9 million and $202 million for the six months ended June 30, 2017 and 2016, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
June 30, 2017	(Millions)
Derivative assets with right of offset or master netting agreements	$168	$(33)	$135
Derivative liabilities with right of offset or master netting agreements	$(35)	$33	$(2)

December 31, 2016
Derivative assets with right of offset or master netting agreements	$38	$(33)	$5
Derivative liabilities with right of offset or master netting agreements	$(215)	$33	$(182)
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
As of June 30, 2017, we had no collateral posted to derivative counterparties, to support the aggregate fair value of our net $2 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $2 million at June 30, 2017.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Our gross and net credit exposure from our derivative contracts were $168 million and $135 million, respectively, as of June 30, 2017. Over 99% of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our eight largest net counterparty positions represent approximately 98 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
One of our senior officers is on the board of directors of NGL Energy Partners, LP ("NGL Energy"). In the normal course of business, we sell crude oil to NGL Energy. For the first six months of 2017, sales to NGL Energy were approximately 10 percent of our total consolidated revenues adjusted for gain (loss) on derivatives.
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
Overview
Production (based on MBoe)
Three months ended June 30,                 Six months ended June 30,
Product Revenues
Three months ended June 30,                  Six months ended June 30,

The following table presents our production volumes and financial highlights for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Production Sales Volume Data(a):
Volumes:
Oil (MBbls)	5,331	3,719	9,479	7,493
Natural gas (MMcf)	18,475	18,764	36,080	35,583
NGLs (MBbls)	1,252	909	2,267	1,617
Combined equivalent volumes (MBoe)(b)	9,662	7,755	17,759	15,041
Per day volumes:
Oil (MBbls/d)	58.6	40.9	52.4	41.2
Natural gas (MMcf/d)	203	206	199	196
NGLs (MBbls/d)	13.8	10.0	12.5	8.9
Per day combined equivalent volumes (MBoe/d)(b)	106.2	85.2	98.1	82.6
Financial Data (millions):
Total product revenues	$289	$176	$542	$303
Total revenues	$413	$138	$874	$354
Operating income (loss)	$69	$(299)	$239	$(209)
Capital expenditure activity(c)	$317	$94	$596	$264
 __________

(a)	Excludes production from discontinued operations.

(b)	MBoe are converted using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.

(c)	Includes capital expenditures activity related to discontinued operations of $2 million and $26 million for the three and six months ended June 30, 2016.
Our second quarter 2017 operating results were $368 million favorable compared to second quarter 2016. The primary items impacting the three months ended June 30, 2017 compared to the same period in 2016 include:

•	$113 million increase in product revenues, primarily oil sales from $62 million related to higher oil volumes and $22 million related to higher oil prices;

•	$270 million favorable change in net gain (loss) on derivatives; and

•	$9 million decrease in general and administrative expenses.
Offset by

•	$28 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and

•	$9 million higher exploration costs (see Note 5 of Notes to Consolidated Financial Statements).
Our year-to-date 2017 operating results were $448 million favorable compared to year to date 2016. The primary items impacting the six months ended June 30, 2017 compared to the same period in 2016 include:

•	$239 million increase in product revenues, primarily oil sales from $111 million related to higher oil prices and $64 million related to higher oil volumes;

•	$416 million favorable change in net gain (loss) on derivatives; and

•	$19 million decrease in general and administrative expenses.
Offset by

•	$42 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income;

•	$39 million higher exploration costs (see Note 5 of Notes to Consolidated Financial Statements); and

•	$42 million net gain on sales of assets for 2017 compared to $202 million net gain on sales of assets for 2016 (see Note 5 of Notes to Consolidated Financial Statements).

Outlook
The oil and gas industry is in a challenging environment. With the foundations of our a) assets in the Delaware, Williston and San Juan Basins; b) our current employees in place and c) our liquidity position including hedges into 2019, we believe we are well positioned for growth assuming a commodity environment of approximately $40 to $60 per barrel. However, appropriate adjustments would be made if we foresee that future commodity prices will remain at or outside the boundaries of this range. Our planned growth, both volumes and cash flow, in the next two years is another important step in the transformation of the company in an effort to improve our leverage metrics along with other per Boe metrics.
Our 2017 drilling and completion capital program including facilities is expected to range from $940 million to $1,010 million. Approximately half of the capital is targeted for development in the Delaware Basin. This program would fund a ten-rig program, with seven in the Delaware Basin, two in the Williston Basin and one in the San Juan Basin. In addition, we will expand our Delaware midstream infrastructure in 2017 with expected spending to range from $50 million to $60 million. In June 2017, we signed an agreement with Howard Energy Partners (“Howard”) to jointly develop midstream infrastructure in the Delaware Basin specifically focused on crude oil gathering and natural gas processing. We expect the transaction with Howard to close in the third quarter of 2017 (see Note 1 of Notes to Consolidated Financial Statements). Additionally, we initiated a process subsequent to June 30, 2017 to market our legacy natural gas position in the northern end of the San Juan Basin comprising both our operated and non-operated properties. Our oil operations in the San Juan Basin's Gallup play are not included in the sales process. If the marketing process is successful, we anticipate the transaction to close by year-end 2017.
Our June 30, 2017 liquidity totaled approximately $1.1 billion, reflecting amounts available under the Credit Facility. Excluding any future borrowings on the Credit Facility, our next debt maturity of $500 million is not due until 2020. We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
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
With the exception of potential impairments, we continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. Commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel for a brief time over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our predominantly oil proved properties is $4.4 billion and the net book value of our predominantly natural gas proved properties is approximately $310 million. A disposition of the previously discussed San Juan Basin legacy natural gas properties will result in a loss if proceeds received are less than the net book value. In addition, the net book value associated with unproved leasehold is approximately $2.6 billion and is primarily associated with our Delaware Basin properties. See our discussion in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations
Three Month-Over-Three Month Results of Operations
Revenue analysis

	Three months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Revenues:
Oil sales	$226	$142	$84	59%
Natural gas sales	40	24	16	67%
Natural gas liquid sales	23	10	13	130%
Total product revenues	289	176	113	64%
Net gain (loss) on derivatives	116	(154)	270	NM
Gas management	8	116	(108)	(93)%
Total revenues	$413	$138	$275	199%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:

•
$84 million increase in oil sales reflects $62 million related to higher production sales volumes and $22 million related to higher sales prices for the three months ended June 30, 2017 compared to 2016. The increase in production sales volumes relates to our Williston and Delaware Basins. The Williston Basin volumes were 30.1 MBbls per day compared to 20.0 MBbls per day for the three months ended June 30, 2017 and 2016, respectively. The Delaware Basin volumes were 20.2 MBbls per day compared to 13.8 MBbls per day for the three months ended June 30, 2017 and 2016, respectively. The Delaware Basin increase also includes the impact of the Panther Acquisition in the first quarter of 2017. The following table reflects oil production prices and volumes for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016

Oil sales (per barrel)	42.46	$38.38
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	2.18	11.05
Oil net price including derivative settlements (per barrel)	$44.64	$49.43

Oil production sales volumes (MBbls)	5,331	3,719
Per day oil production sales volumes (MBbls/d)	58.6	40.9
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$16 million increase in natural gas sales reflects higher sales prices for the three months ended June 30, 2017 compared to 2016. The following table reflects natural gas production prices and volumes for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016

Natural gas sales (per Mcf)	$2.13	1.23
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	0.14	1.48
Natural gas net price including derivative settlements (per Mcf)	$2.27	$2.71

Natural gas production sales volumes (MMcf)	18,475	18,764
Per day natural gas production sales volumes (MMcf/d)	203	206
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$13 million increase in natural gas liquids sales reflects $9 million related to higher sales prices and $4 million related to increased production for the three months ended June 30, 2017 compared to 2016. The increased production primarily relates to the Delaware Basin. The Delaware Basin volumes were 8.0 MBbls per day compared to 4.1 MBbls per day for the three months ended June 30, 2017 and 2016, respectively. The following table reflects NGL production prices and volumes for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016

NGL sales (per barrel)	$18.28	$11.21
NGL production sales volumes (MBbls)	1,252	909
Per day NGL production sales volumes (MBbls/d)	13.8	10.0

•
$270 million favorable change in net gain (loss) on derivatives primarily reflects favorable change in gains (losses) on natural gas and crude derivatives due to decreases in 2017 of forward commodity prices relative to our hedge positions as opposed to increases in 2016 of forward commodity prices relative to our hedge position at that time. Net receipts on settlements for derivatives totaled $14 million and $69 million three months ended June 30, 2017 and June 30, 2016, respectively.

•
$108 million decrease in gas management revenues is primarily due to lower natural gas sales volumes. The decrease in volumes is due in part to higher volumes in 2016 pursuant to a marketing agreement with the buyer of the Piceance Basin operations for a transition period that ended June 30, 2016 and the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. A similar decrease is reflected in the $124 million decrease in related gas management costs and expenses, discussed below.

Cost and operating expense and operating income (loss) analysis

	Three months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2017	2016			2017	2016
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$171	$163	$(8)	(5)%	$17.78	$21.02
Lease and facility operating	53	41	(12)	(29)%	$5.55	$5.34
Gathering, processing and transportation	21	20	(1)	(5)%	$2.16	$2.57
Taxes other than income	23	16	(7)	(44)%	$2.43	$2.05
Exploration	21	12	(9)	(75)%
General and administrative:
General and administrative expenses	37	46	9	20%	$3.84	$5.91
Equity-based compensation	9	9	—	—%	$0.96	$1.18
Total general and administrative	46	55	9	16%	$4.80	$7.09
Gas management	8	132	124	94%
Net gain on sales of assets	(7)	(4)	3	75%
Other—net	8	2	(6)	NM
Total costs and expenses	$344	$437	$93	21%
Operating income (loss)	$69	$(299)	$368	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:

•
$8 million increase in depreciation, depletion and amortization is primarily due to increased production volumes offset by a $3.24 per Boe decrease in rate which was impacted by an increase in the reserves due to an increase in the 12-month average price and the addition of new wells with lower relative cost per Boe.

•	$12 million increase in lease and facility operating expenses primarily related to increased production volumes.

•	$7 million increase in taxes other than income relates to increased product revenues, previously discussed.

•
$9 million increase in exploration expenses is primarily due to higher unproved leasehold property impairment, amortization and expiration in 2017 (see Note 5 of Notes to Consolidated Financial Statements).

•
$9 million decrease in general and administrative expenses as the three months ended June 30, 2016 included $7 million for severance and relocation costs associated with workforce reductions and office consolidations. Our general and administration expenses for the three months ended June 30, 2017 included approximately $1 million of costs related to acquisition transition. We will continually challenge our levels of general and administrative costs, however, we believe our organizational size is conducive for future growth. Excluding the transition service costs and the severance and relocation costs, general and administrative expenses would have averaged $4.66 per Boe for the three months ended June 30, 2017 compared to $6.13 per Boe for the same period in 2016.

•
$124 million decrease in gas management expenses is primarily due to lower natural gas purchase volumes. The decrease in volumes is due in part to the marketing of the volumes for the purchaser of our Piceance Basin operations and the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. Also included in gas management expenses for the three months ended June 30, 2016, is $11 million for unutilized pipeline capacity related to divested transportation contracts.

Results below operating income (loss)

	Three months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Operating income (loss)	$69	$(299)	$368	NM
Interest expense	(46)	(53)	7	13%
Investment income and other	—	(1)	(1)	(100)%
Income (loss) from continuing operations before income taxes	23	(353)	376	NM
Benefit for income taxes	(53)	(130)	(77)	(59)%
Income (loss) from continuing operations	76	(223)	299	NM
Income from discontinued operations	—	25	(25)	(100)%
Net income (loss)	$76	$(198)	274	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The decrease in interest expense primarily relates to the lower level of debt outstanding for the three months ended June 30, 2017 compared to the same period in 2016.
Benefit for income taxes for the three months ended June 30, 2017 changed unfavorably compared to the same period for 2016. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income from discontinued operations in 2016 included activity from the Piceance Basin which was sold in the second quarter of 2016; therefore, we had minimal activity for 2017. See Note 3 of Notes to Consolidated Financial Statements for detail of amounts included in discontinued operations.
Six Month-Over-Six Month Results of Operations
Revenue analysis

	Six months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Revenues:
Oil sales	$414	$239	$175	73%
Natural gas sales	84	49	35	71%
Natural gas liquid sales	44	15	29	193%
Total product revenues	542	303	239	79%
Net gain (loss) on derivatives	319	(97)	416	NM
Gas management	13	147	(134)	(91)%
Other	—	1	(1)	(100)%
Total revenues	$874	$354	$520	147%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Significant variances in the respective line items of revenues are comprised of the following:

•
$175 million increase in oil sales reflects $111 million related to higher sales prices and $64 million related to higher production sales volumes for the three months ended June 30, 2017 compared to 2016. The increase in production sales volumes relates to our Delaware and Williston Basins. The Delaware Basin volumes were 16.9 MBbls per day compared to 12.9 MBbls per day for the six months ended June 30, 2017 and 2016, respectively. The Williston Basin volumes were 27.7 MBbls per day compared to 20.9 MBbls per day for the six months ended June 30, 2017 and 2016, respectively. The following table reflects oil production prices and volumes for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016

Oil sales (per barrel)	$43.70	$31.96
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	0.90	15.50
Oil net price including derivative settlements (per barrel)	$44.60	$47.46

Oil production sales volumes (MBbls)	9,479	7,493
Per day oil production sales volumes (MBbls/d)	52.4	41.2
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$35 million increase in natural gas sales is primarily due to higher sales prices for the six months ended June 30, 2017 compared to 2016. The increase in our production sales volumes relates to our Delaware Basin. In addition, 2016 natural gas volumes were negatively impacted by third-party processing constraints. The following table reflects natural gas production prices and volumes for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016

Natural gas sales (per Mcf)	$2.32	$1.37
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	0.01	2.39
Natural gas net price including derivative settlements (per Mcf)	$2.33	$3.76

Natural gas production sales volumes (MMcf)	36,080	35,583
Per day natural gas production sales volumes (MMcf/d)	199	196
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$29 million increase in natural gas liquids sales primarily reflects $23 million related to higher sales prices and $6 million related to increased production sales volumes for the six months ended June 30, 2017 compared to 2016. The following table reflects NGL production prices and volumes for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016

NGL sales (per barrel)	$19.43	$9.43
NGL production sales volumes (MBbls)	2,267	1,617
Per day NGL production sales volumes (MBbls/d)	12.5	8.9

•
$416 million favorable change in net gain (loss) on derivatives primarily reflects favorable change in gains (losses) on natural gas and crude derivatives due to decreases in forward commodity prices relative to our hedge positions. Net receipts on settlements on derivatives totaled $9 million and $202 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

•
$134 million decrease in gas management revenues is primarily due to lower natural gas sales volumes. The decrease in volumes is due in part to the sale of production volumes in 2016 pursuant to our purchase agreement with the buyer of the Piceance Basin operations and the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. A similar decrease is reflected in the $158 million decrease in related gas management costs and expenses, discussed below.

Cost and operating expense and operating income (loss) analysis

	Six months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2017	2016			2017	2016
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$318	$315	$(3)	(1)%	$17.93	$20.98
Lease and facility operating	101	83	(18)	(22)%	$5.69	$5.53
Gathering, processing and transportation	42	36	(6)	(17)%	$2.38	$2.38
Taxes other than income	42	27	(15)	(56)%	$2.38	$1.77
Exploration	60	21	(39)	(186)%
General and administrative:
General and administrative expenses	73	93	20	22%	$4.10	$6.18
Equity-based compensation	16	15	(1)	(7)%	$0.92	$1.03
Total general and administrative	89	108	19	18%	$5.02	$7.21
Gas management	13	171	158	92%
Net gain on sales of assets	(42)	(202)	(160)	(79)%
Other—net	12	4	(8)	(200)%
Total costs and expenses	$635	$563	$(72)	(13)%
Operating income (loss)	$239	$(209)	$448	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:

•
$3 million increase in depreciation, depletion and amortization is primarily due increased production volumes offset by a $3.05 per Boe decrease in rate which was impacted by an increase in reserves due to an increase in the 12-month average price, new wells with lower relative cost per Boe.

•	$18 million increase in lease and facility operating expenses primarily related to increased production volumes.

•
$6 million increase in gathering, processing and transportation primarily due to higher costs in the San Juan Basin as a result of the sale of the gathering system in March of 2016 and higher volumes in the Delaware Basin.

•	$15 million increase in taxes other than income primarily relates to increased product revenues.

•
$39 million increase in exploration expenses is primarily due to unproved leasehold property impairment, amortization and expiration in 2017 which includes costs associated with certain expired leases in the Permian Basin in excess of the accumulated amortization balance recorded during first-quarter 2017. These leases were renewed in second-quarter 2017. See Note 5 of Notes to Consolidated Financial Statements.

•
$19 million decrease in general and administrative expenses primarily due to workforce reductions. In addition, the six months ended June 30, 2016 included $10 million for severance and relocation costs associated with workforce reductions and office consolidations. We will continually challenge our levels of general and administrative costs, however, we believe our organizational size is conducive for future growth. Excluding the severance and relocation costs, general and administrative expenses would have averaged $6.54 per Boe for 2016.

•
$158 million decrease in gas management expenses is primarily due to lower natural gas purchase volumes. The decrease in volumes is due in part to the marketing of the volumes for the purchaser of our Piceance Basin operations and the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. Also included in gas management expenses for the six months ended June 30, 2016 is $21 million for unutilized pipeline capacity related to divested transportation contracts.

•
$42 million net gain on sales of assets in 2017 compared to $202 million net gain on sales of assets in 2016. The 2016 gain primarily relates to the sale of the San Juan Basin gathering system. See Note 5 of Notes to Consolidated Financial Statements.

Results below operating income (loss)

	Six months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Operating income (loss)	$239	$(209)	$448	NM
Interest expense	(93)	(110)	17	15%
Investment income and other	2	1	1	100%
Income (loss) from continuing operations before income taxes	148	(318)	466	NM
Provision (benefit) for income taxes	(22)	(95)	(73)	(77)%
Income (loss) from continuing operations	170	(223)	393	NM
Income (loss) from discontinued operations	(2)	13	(15)	NM
Net income (loss)	$168	$(210)	378	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The decrease in interest expense primarily relates to the lower level of debt outstanding in 2017 compared to 2016.
Provision (benefit) for income taxes for 2017 changed unfavorably compared to 2016 due primarily to a pre-tax income from continuing operations in 2017 compared to pre-tax loss in 2016 partially offset by the impact of the effective tax rate in 2017. Provision for income taxes in 2016 included state tax changes resulting from the sale of our Piceance Basin operations including $14 million for a state effective tax rate change and an $8 million valuation allowance recorded on Colorado loss and credit carryovers generated in prior years. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations in 2016 included activity from the Piceance Basin which was sold in the second quarter of 2016; therefore, we had minimal activity for 2017. See Note 3 of Notes to Consolidated Financial Statements for detail of amounts included in discontinued operations.
Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital and capital expenditures while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2017 are cash on hand, expected cash flows from operations, anticipated proceeds from closing of the joint venture with Howard, proceeds from the issuance of equity securities in January 2017, and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to pursue our business strategy and goals through at least 2018. Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities. In addition, we may further reduce debt and/or interest expense by seeking to retire, purchase or exchange our outstanding debt through cash purchases and/or exchanges for equity or debt securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We note the following assumptions for the remainder of 2017:

•
our planned capital expenditures, excluding acquisitions, are estimated to be approximately $990 million to $1,070 million of which $940 million to $1,010 million relate to drilling and completions, including facilities. As of June 30, 2017, we have incurred $493 million of drilling and completion capital expenditures including facilities, approximately $63 million for land acquisitions and $40 million for infrastructure and other items not associated with drilling and completions; and

•	we have hedged a portion of our anticipated 2017 and 2018 oil and gas production as disclosed in Commodity Price Risk Management following this section.

Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices or inflation on operating costs;

•	inability to close the joint venture;

•	significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold;

•	reduced access to our credit facility pursuant to our financial covenants; and

•	higher than expected development costs, including the impact of inflation.
Credit Facility
On March 18, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility with $1.2 billion in commitments and a maturity date of October 28, 2019. The Borrowing Base was increased to $1.2 billion in April 2017 and will remain in effect until the next Redetermination Date as set forth in the Credit Facility. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility see our Annual Report on Form 10-K for the year ended December 31, 2016. As of June 30, 2017, there were $66 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants under the credit agreement. Our unused borrowing availability was $1.1 billion as of June 30, 2017. Subsequent to June 30, 2017, we have borrowed an additional $180 million on our revolving credit facility.
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

Crude Oil	Jul - Dec 2017		2018
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	50,750	$50.26	55,500	$52.69
Fixed Price Calls—WTI	4,500	$56.47	13,000	$58.89
Basis swaps—Midland	15,000	$(0.60)	13,000	$(0.94)

Natural Gas	Jul - Dec 2017		2018
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	170	$3.02	185	$2.98
Swaptions—Henry Hub	—	$—	20	$3.33
Fixed Price Calls—Henry Hub	16	$4.50	16	$4.75
Basis swaps—Permian	73	$(0.20)	43	$(0.28)
Basis swaps—San Juan	98	$(0.18)	50	$(0.34)
Basis swaps—Waha	—	$—	63	$(0.16)

Sources (Uses) of Cash

	Six months ended June 30,
	2017	2016
	(Millions)
Net cash provided by (used in):
Operating activities	$142	$89
Investing activities	(1,308)	844
Financing activities	678	60
Net increase (decrease) in cash and cash equivalents	$(488)	$993
Operating activities
Net cash provided by operating activities increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to higher commodity prices and higher production volumes in 2017, partially offset by lower realizations on our derivatives and higher operating costs. Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $29 million for the six months ended June 30, 2016. In addition, cash outflows related to Powder River Basin gathering and transportation contracts retained by WPX were $29 million and $30 million for the six months ended June 30, 2017 and 2016, respectively.
Investing activities
The table below includes cash and incurred capital expenditures for drilling and completions and capital expenditures excluding facilities for land acquisitions.

	Six months ended June 30,
	2017	2016

Cash capital expenditures for drilling and completions:
Continuing operations	$416	$241
Discontinued operations	—	25
Total	$416	$266

Capital expenditures incurred for drilling and completions:
Continuing operations	$457	$224
Discontinued operations	—	21
Total	$457	$245

Land acquisitions	$63	$—

Net cash used in investing activities for the six months ended June 30, 2017 includes $798 million related to the closing of the Panther Acquisition (see Note 2 of Notes to Consolidated Financial Statements). Net cash provided by investing activities for the six months ended June 30, 2016 includes $862 million for the sale of WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations (see Note 3 of Notes to Consolidated Financial Statements) and $280 million for the sale of our San Juan Basin gathering system during the first quarter of 2016 (see Note 5 of Notes to Consolidated Financial Statements).
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2017 was primarily due to an equity offering of 51.675 million shares for net proceeds of approximately $670 million and net borrowings under the Credit Facility of $25 million. Additionally, payment for shares withheld for taxes of $10 million and $4 million for the six months ended June 30, 2017 and 2016, respectively, is included in financing activities due to the adoption of ASU 2016-09 (see Note 1 of Notes to Consolidated Financial Statements). Net cash provided by financing activities for the six months ended June 30, 2016 was primarily due to an equity offering of 56.925 million shares for net proceeds of approximately $538 million partially offset by net repayments under the Credit Facility of $265 million and payments of $195 million to repurchase some of our 2017 Senior Notes.
Contractual Obligations
During the second quarter of 2017, we signed long-term transportation agreements that will ultimately provide 300,000 MMBtu per day (15 years) and 200,000 MMBtu per day (11 years) of natural gas capacity from our Delaware Basin properties in the Stateline area to markets in west Texas. One of the agreements allows us the option to increase our capacity over time by 200,000 MMBtu per day to a total of 500,000 MMBtu per day. Total commitments related to these agreements, excluding the option, were approximately $337 million as of June 30, 2017.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at June 30, 2017 or at December 31, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is primarily related to our debt portfolio and has not materially changed during the first six months of 2017.
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
Trading
Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was zero at June 30, 2017 and December 31, 2016. The value at risk for contracts held for trading purposes was zero at June 30, 2017 and December 31, 2016.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $133 million and net liability of $177 million at June 30, 2017 and December 31, 2016, respectively.
The value at risk for derivative contracts held for nontrading purposes was $38 million at June 30, 2017 and $47 million at December 31, 2016. During the last 12 months, our value at risk for these contracts ranged from a high of $47 million to a low of $33 million.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 9 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2016, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of June 30, 2017.

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

10.33	Amended and Restated WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2017) (1)

12*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

Exhibit No.	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	All schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request
(1)	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX Energy, Inc. (Registrant)

By:	/s/ Stephen L. Faulkner
Stephen L. Faulkner Controller (Principal Accounting Officer)
Date: August 3, 2017