Form 10-Q
period 2017-09-30
WPX ENERGY, INC.
filed 2017-11-02
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at November 1, 2017 were 398,156,921.

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

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$10	$496
Accounts receivable, net of allowance of $1 million as of September 30, 2017 and $3 million as of December 31, 2016	268	168
Derivative assets	61	26
Inventories	42	32
Assets classified as held for sale (Note 5)	237	12
Other	30	20
Total current assets	648	754
Properties and equipment (successful efforts method of accounting)	9,675	7,986
Less—accumulated depreciation, depletion and amortization	(2,291)	(1,829)
Properties and equipment, net	7,384	6,157
Derivative assets	34	12
Assets classified as held for sale (Note 5)	—	317
Other noncurrent assets	29	24
Total assets	$8,095	$7,264

Liabilities and Equity
Current liabilities:
Accounts payable	$369	$222
Accrued and other current liabilities	150	301
Liabilities associated with assets held for sale (Note 5)	62	2
Derivative liabilities	56	152
Total current liabilities	637	677
Deferred income taxes	276	251
Long-term debt, net	2,859	2,575
Derivative liabilities	26	63
Asset retirement obligations	37	38
Liabilities associated with assets held for sale (Note 5)	—	62
Other noncurrent liabilities	98	132
Contingent liabilities and commitments (Note 9)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; 4.8 million shares outstanding at September 30, 2017 and December 31, 2016)	232	232
Common stock (2 billion shares authorized at $0.01 par value; 398.1 million and 344.7 million shares issued and outstanding at September 30, 2017 and December 31, 2016)	4	3
Additional paid-in-capital	7,476	6,803
Accumulated deficit	(3,550)	(3,572)
Total stockholders’ equity	4,162	3,466
Total liabilities and equity	$8,095	$7,264
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:	(Millions, except per-share amounts)
Product revenues:
Oil sales	$259	$139	$673	$378
Natural gas sales	38	37	122	86
Natural gas liquid sales	29	12	73	27
Total product revenues	326	188	868	491
Net gain (loss) on derivatives	(106)	38	213	(59)
Gas management	4	25	17	172
Other	—	—	—	1
Total revenues	224	251	1,098	605
Costs and expenses:
Depreciation, depletion and amortization	169	150	487	465
Lease and facility operating	58	40	159	123
Gathering, processing and transportation	25	19	67	55
Taxes other than income	26	14	68	41
Exploration (Note 5)	20	10	80	31
General and administrative (including equity-based compensation of $7 million, $10 million, $23 million and $25 million for the respective periods)	42	51	131	159
Gas management	4	31	17	202
Net (gain) loss—sales of assets, divestment of transportation contracts or impairment of producing properties (Note 5)	(56)	227	(98)	25
Other—net	3	10	15	14
Total costs and expenses	291	552	926	1,115
Operating income (loss)	(67)	(301)	172	(510)
Interest expense	(48)	(49)	(141)	(159)
Loss on extinguishment of debt	(17)	—	(17)	—
Investment income and other	2	—	4	1
Income (loss) from continuing operations before income taxes	(130)	(350)	18	(668)
Provision (benefit) for income taxes	20	(132)	(2)	(227)
Income (loss) from continuing operations	(150)	(218)	20	(441)
Income (loss) from discontinued operations	4	(1)	2	12
Net income (loss)	(146)	(219)	22	(429)
Less: Dividends on preferred stock	3	4	11	15
Less: Loss on induced conversion of preferred stock	—	22	—	22
Net income (loss) available to WPX Energy, Inc. common stockholders	$(149)	$(245)	$11	$(466)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(153)	$(244)	$9	$(478)
Income (loss) from discontinued operations	4	(1)	2	12
Net income (loss)	$(149)	$(245)	$11	$(466)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.39)	$(0.72)	$0.02	$(1.58)
Income (loss) from discontinued operations	0.01	—	0.01	0.04
Net income (loss)	$(0.38)	$(0.72)	$0.03	$(1.54)
Basic weighted-average shares	398.1	341.5	394.1	302.8
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.39)	$(0.72)	$0.02	$(1.58)
Income (loss) from discontinued operations	0.01	—	0.01	0.04
Net income (loss)	$(0.38)	$(0.72)	$0.03	$(1.54)
Diluted weighted-average shares	398.1	341.5	396.2	302.8
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2016	$232	$3	$6,803	$(3,572)	$3,466
Net income	—	—	—	22	22
Stock-based compensation	—	—	15	—	15
Issuance of common stock to public, net of offering costs	—	1	669	—	670
Dividends on preferred stock	—	—	(11)	—	(11)
Balance at September 30, 2017	$232	$4	$7,476	$(3,550)	$4,162
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2017	2016
Operating Activities(a)	(Millions)
Net income (loss)	$22	$(429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	487	474
Deferred income tax provision (benefit)	25	(209)
Provision for impairment of properties and equipment (including certain exploration expenses)	138	29
Net (gain) loss on derivatives in continuing operations	(213)	59
Net settlements related to derivatives in continuing operations	23	260
Net loss on derivatives included in discontinued operations	—	46
Amortization of stock-based awards	24	27
Loss on extinguishment of debt	17	—
Net gain on sales of assets and divestment of transportation contracts	(157)	(28)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	(112)	147
Inventories	(6)	13
Other current assets	(6)	6
Accounts payable	91	(79)
Federal income taxes receivable (payable)	12	(33)
Accrued and other current liabilities	(86)	(92)
Payments on liabilities accrued in 2015 for retained transportation and gathering contracts related to discontinued operations	(40)	(42)
Other, including changes in other noncurrent assets and liabilities	9	(35)
Net cash provided by operating activities(a)	228	114
Investing Activities(a)
Capital expenditures(b)	(855)	(440)
Proceeds from sales of assets	34	1,140
Payments related to divestment of transportation contracts	—	(238)
Purchase of business	(798)	—
Purchase of investment	(7)	—
Other	(2)	(2)
Net cash provided by (used in) investing activities(a)	(1,628)	460
Financing Activities
Proceeds from common stock	671	540
Dividends paid on preferred stock	(11)	(15)
Payments related to induced conversion of preferred stock to common stock	—	(10)
Borrowings on credit facility	471	380
Payments on credit facility	(186)	(645)
Proceeds from long-term debt, net of discount	148	—
Payments for retirement of long-term debt, including premium	(165)	(230)
Taxes paid for shares withheld	(11)	(5)
Payments for debt issuance costs and credit facility amendment fees	(2)	(3)
Other	(1)	(1)
Net cash provided by financing activities	914	11
Net increase (decrease) in cash and cash equivalents	(486)	585
Cash and cash equivalents at beginning of period	496	38
Cash and cash equivalents at end of period	$10	$623
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted. See Note 3 of Notes to Consolidated Financial Statements for discussion of discontinued operations.
(b) Increase to properties and equipment	$(911)	$(424)
Changes in related accounts payable and accounts receivable	56	(16)
Capital expenditures	$(855)	$(440)
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
In June 2017, we signed an agreement with Howard Energy Partners (“Howard”) to jointly develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the agreement, WPX and Howard will each have a 50 percent voting interest in the joint venture and Howard will serve as operator. At closing, WPX will contribute crude oil gathering and natural gas processing assets already in service and/or under construction, with a net book value of approximately $56 million as of September 30, 2017, and will receive a special cash distribution of $300 million plus capital expenditures in 2017. Howard will contribute $300 million in cash at closing and is obligated to fund the first $263 million of joint venture capital expenditures, including a $132 million carry for WPX. This transaction closed on October 18, 2017 and we received the $300 million special distribution plus $49 million for capital expenditures in 2017. We expect to account for this joint venture as an equity method investment. In connection with the joint venture, the company will dedicate its current and future leasehold interest in the Stateline area, representing 50,000 net acres in the Delaware Basin, pursuant to 20 year fixed-fee oil gathering and natural gas processing agreements. However, the agreements do not include any minimum volume commitments.
In addition, we have sold other operations which are reported as discontinued operations, as discussed below.
The consolidated businesses represented herein as WPX Energy, Inc. is also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 in the Company’s Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016, changes in equity for the nine months ended September 30, 2017 and cash flows for the nine months ended September 30, 2017 and 2016. The Company has no elements of comprehensive income (loss) other than net income (loss).
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
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is required for annual periods beginning after December 15, 2016. Under ASU 2016-09, on a prospective basis, companies will no longer record excess tax benefits and deficiencies in additional paid in capital. Instead, excess tax benefits and deficiencies will be recognized as income tax expense or benefit on the statement of operations. Other portions of the standard are adopted using either a prospective, retrospective, or modified retrospective approach depending on the topic covered in the standard. The Company adopted this guidance effective January 1, 2017 which impacted (a) our income tax

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

provision in 2017 due to the tax deficiency recognized for tax and (b) the operating and financing activities sections of our Consolidated Statement of Cash Flows to reflect tax payments related to shares withheld for taxes. Cash outflows of $11 million and $5 million for the nine months ended September 30, 2017 and 2016, respectively, would have been included in operating activities under previous guidance, but are now reflected in financing activities.
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
In 2016, we performed an initial assessment of the impact of ASU 2014-09 with the assistance of an outside consultant. Our assessment was based on a bottoms-up approach, in which we analyzed our existing contracts and current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our contracts. In 2017, we further documented our conclusions around the impact of the standard to our business processes, systems or controls to support recognition and disclosure under the new standard. Our findings and progress toward implementation of the standard are periodically reported to management.
Currently, we do not expect the impact of adopting ASU 2014-09 to be material to our total net revenues and operating income (loss) or to our consolidated balance sheet because our performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard; thus, revenue associated with the majority of our contracts will continue to be recognized as control of products is transferred to the customer. We will adopt this standard on January 1, 2018 and, based on our evaluation to date, we anticipate using the modified retrospective method. We have finalized the majority of our documentation and assessment of the impact of the standard on our financial results and related disclosures and anticipate minimal adjustments to our disclosures in future filings from the adoption of this standard.
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing right-of-use assets and lease payment liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a determination is to be made at the inception of a contract as to whether the contract is, or contains, a lease. Leases convey the right to control the use of an identified asset in exchange for consideration. Only the lease components of a contract must be accounted for in accordance with this ASU. Non-lease components, such as activities that transfer a good or service to the customer, shall be accounted for under other applicable Topics. ASU 2016-02 permits lessees to make policy elections to not recognize lease assets and liabilities for leases with terms of less than twelve months and/or to not separate lease and non-lease components and account for the non-lease components together with the lease components as a single lease component. Based on an initial review of the new guidance and the Company’s current commitments, the Company anticipates it may be required to recognize right-of-use assets and lease payment liabilities related to drilling rig commitments, certain equipment leases, and potentially other arrangements, the effects of which cannot be estimated at this time. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company continues to evaluate the impact of ASU 2016-02 to the Company’s Consolidated Financial Statements or related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Restricted cash was approximately $13 million and $10 million as of September 30, 2017 and December 31, 2016, respectively. The Company does not expect any significant impact on its consolidated statement of cash flows from the adoption of the standard.
In January 2017, FASB issued ASU 2017-01, Business Combinations, clarifying the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect any significant impact on its consolidated financial statements from the adoption of the standard.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). This ASU provides guidance for various components of hedge accounting including hedge ineffectiveness, the expansion of types of permissible hedging strategies, reduced complexity in the application of the long-haul method for fair value hedges and reduced complexity in assessment of effectiveness. The amendments in this Update are effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect any significant impact on its consolidated financial statements from the adoption of this standard unless we apply hedge accounting in a future period.
Note 2. Acquisition
On January 12, 2017, we signed an agreement to acquire certain assets from Panther Energy Company II, LLC and Carrier Energy Partners, LLC (the “Panther Acquisition”) for $775 million, subject to post-closing adjustments. The transaction closed in March 2017 for $798 million including estimated closing adjustments. The assets, as of the closing date, include 25 producing wells (18 horizontals), three drilled but uncompleted horizontal laterals, approximately 18,000 net acres and more than 900 gross undeveloped locations in the Delaware Basin. As of September 30, 2017, we estimate that approximately $599 million of the purchase price is allocable to unproved properties and approximately $200 million is allocable to proved properties and facilities. This estimate is based on discounted cash flow models, which include estimates and assumptions such as future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. These assumptions represent Level 3 inputs. At the time of the acquisition closing, production was approximately 10,000 Boe per day. The impact of this acquisition to prior periods is not material to our results of operations for those periods.
Note 3. Discontinued Operations
On February 8, 2016, we signed an agreement with Terra Energy Partners LLC to sell WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations. The parties closed this sale in April of 2016 for proceeds of $862 million. The amounts in the table below for 2016 primarily relate to the Piceance Basin. The income from discontinued operations for the three and nine months ended September 30, 2017 on the Consolidated Statement of Operations primarily relates to $10 million of Piceance Basin severance tax refunds for prior years that were received in third-quarter 2017. The refund was offset by continued accretion on retained transportation and gathering contracts related to Powder River Basin assets that were sold in 2015.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Summarized Results of Discontinued Operations

	Three months ended September 30, 2016	Nine months ended September 30, 2016
	(Millions)
Total revenues(a)	$—	$64
Costs and expenses:
Depreciation, depletion and amortization	$—	$9
Lease and facility operating	—	18
Gathering, processing and transportation	1	49
Taxes other than income	1	2
General and administrative	1	9
Other—net	(2)	4
Total costs and expenses	1	91
Operating loss	(1)	(27)
Gain on sale of assets	1	53
Income from discontinued operations before income taxes	—	26
Income tax provision(b)	1	14
Income (loss) from discontinued operations	$(1)	$12
__________
(a) The nine months ended September 30, 2016 include $33 million net loss on derivatives.
(b) The nine months ended September 30, 2016 includes a valuation allowance on certain state tax carryovers.

Cash Flows Attributable to Discontinued Operations
Excluding income taxes and changes to working capital, total cash provided by discontinued operations was $28 million for the nine months ended September 30, 2016. In addition, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $40 million and $42 million for the nine months ended September 30, 2017 and 2016, respectively. Total cash used in investing activities related to discontinued operations was $32 million for the nine months ended September 30, 2016.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 4. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Millions, except per-share amounts)
Income (loss) from continuing operations	$(150)	$(218)	$20	$(441)
Less: Dividends on preferred stock	3	4	11	15
Less: Loss on induced conversion of preferred stock	—	22	—	22
Income (loss) from continuing operations available to WPX Energy, Inc. common stockholders for basic and diluted earnings (loss) per common share	$(153)	$(244)	$9	$(478)

Basic weighted-average shares	398.1	341.5	394.1	302.8
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	—	—	1.9	—
Stock options	—	—	0.2	—
Diluted weighted-average shares	398.1	341.5	396.2	302.8
Earnings (loss) per common share from continuing operations:
Basic	$(0.39)	$(0.72)	$0.02	$(1.58)
Diluted	$(0.39)	$(0.72)	$0.02	$(1.58)
__________
(a) The following table includes amounts that have been excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders. Additionally, 23.8 million common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock have been excluded from the computation of diluted earnings per share for all periods presented as their inclusion would be antidilutive due to application of the if-converted method.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Millions)
Weighted-average nonvested restricted stock units and awards	1.6	2.4	—	1.8
Weighted-average stock options	0.1	—	—	—

The table below includes information related to stock options that were outstanding at September 30, 2017 and 2016 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the third quarter weighted-average market price of our common shares.

	September 30,
	2017	2016
Options excluded (millions)	1.9	2.4
Weighted-average exercise price of options excluded	$16.69	$16.46
Exercise price range of options excluded	$11.75 - $21.81	$11.75 - $21.81
Third quarter weighted-average market price	$10.23	$11.11
The diluted weighted-average shares excludes the effect of approximately 2.0 million and 0.1 million nonvested restricted stock units for the nine months ended September 30, 2017 and 2016, respectively. These restricted stock units were antidilutive under the treasury stock method.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 5. Asset Sales, Impairments and Exploration Expenses
Asset Sales and Impairments
2017
In the third quarter of 2017, we began a process to market our natural gas-producing properties in the San Juan Basin and our Board of Directors approved a divestment subject to a minimum price. These assets and liabilities were classified as held for sale on the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016. Following the marketing process, we received several acceptable bids. As a result, we determined the estimated fair value, less costs to sell, based on the probability-weighted cash flows of expected proceeds and compared it to our net book value at September 30, 2017 which resulted in an impairment of $60 million recorded in third-quarter 2017. On October 26, 2017, we signed an agreement to sell the properties for $169 million, subject to closing adjustments, and expect to close by the end of 2017.
Net gain on sales of assets for the three and nine months ended September 30, 2017 includes gains from exchanges of leasehold acreage in the Permian Basin and $48 million and $56 million, respectively, from the recognition of deferred gains related to the completion of commitments from the sales of gathering systems in prior years. Net gain on sales of assets for the nine months ended September 30, 2017 also includes $8 million recognized on the sales of certain Green River Basin and Appalachian Basin assets.
In conjunction with exchanges of leasehold, we estimated the fair value of the leasehold through discounted cash flow models and consideration of market data. Our estimates and assumptions include future commodity prices, projection of estimated quantities of oil and natural gas reserves, expectations for future development and operating costs and risk adjusted discount rates, all of which are Level 3 inputs.
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
On March 9, 2016, we completed the sale of our San Juan Basin gathering system for consideration of approximately $309 million. The consideration reflected $285 million in cash, subject to closing adjustments, and a commitment estimated at $24 million in capital designated by the purchaser to expand the system to support WPX's development in the Gallup oil play. We were obligated to complete certain in-progress construction as of the closing which resulted in the deferral of a portion of the gain. As a result of this transaction, we recorded a gain of $199 million in first-quarter 2016 and additional gains of $5 million and $11 million in the second and third quarters of 2016, respectively, as certain in-progress construction was completed.
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Millions)
Unproved leasehold property impairment, amortization and expiration	$20	$9	$78	$28
Geologic and geophysical costs	—	1	2	2
Dry hole costs	—	—	—	1
Total exploration expenses	$20	$10	$80	$31

Unproved leasehold property impairment, amortization and expiration for the nine months ended September 30, 2017 includes costs in excess of the accumulated amortization balance associated with certain leases in the Permian Basin that expired during the first quarter of 2017. These leases were renewed in second-quarter 2017.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 6. Inventories
The following table presents a summary of our inventories as of the dates indicated below.

	September 30, 2017	December 31, 2016
	(Millions)
Material, supplies and other	$39	$30
Crude oil production in transit	3	2
Total inventories	$42	$32
During the third quarter of 2016, we recorded an impairment of material and supplies inventory of approximately $4 million.
Note 7. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated below.

	September 30, 2017	December 31, 2016
	(Millions)
Credit facility agreement	$285	$—
7.500% Senior Notes due 2020	350	500
6.000% Senior Notes due 2022	1,100	1,100
8.250% Senior Notes due 2023	500	500
5.250% Senior Notes due 2024	650	500
Other	—	1
Total long-term debt	$2,885	$2,601
Less: Debt issuance costs on long-term debt(a)	26	26
Total long-term debt, net(a)	$2,859	$2,575
__________
(a) Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.
Our $1.2 billion senior secured revolving credit facility (“Credit Facility”) has a maturity date of October 28, 2019. As of September 30, 2017, we had $285 million borrowed and $75 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants with full access to the Credit Facility. Subsequent to September 30, 2017, we repaid all of the outstanding loans on our revolving credit facility with proceeds received from the closing of the Howard transaction.
During a Collateral Trigger Period, loans under the Credit Facility are subject to a Borrowing Base as calculated in accordance with the provisions of the Credit Facility. As of December 31, 2016, the Borrowing Base was $1.025 billion. The Borrowing Base was increased to $1.2 billion in April 2017. In October 2017, the Borrowing Base was increased to 1.5 billion which will remain in effect until the next Redetermination Date as set forth in the Credit Facility Agreement. At this time, the Credit Facility Agreement is limited by the total commitments on the Credit Facility which remained at $1.2 billion. The Borrowing Base is recalculated at least every six months per the terms of the Credit Facility.
During third-quarter 2017, we issued an additional $150 million of our 5.25% senior notes due 2024. The proceeds were used to fund the tender offer of $150 million of our 7.50% senior notes due 2020.  As a result, we recorded a loss on extinguishment of debt of $17 million.
See our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion related to our Credit Facility and our senior notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 8. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Millions)
Current:
Federal	$(27)	$—	$(27)	$—
State	—	(5)	—	(5)
	(27)	(5)	(27)	(5)
Deferred:
Federal	(12)	(117)	39	(236)
State	59	(10)	(14)	14
	47	(127)	25	(222)
Total provision (benefit)	$20	$(132)	$(2)	$(227)
The effective income tax rate for the three months ended September 30, 2017, differs from the federal statutory rate due to the effect of state income taxes and other permanent items, as applied by ASC 740 interim period allocation methodology based on an estimated full year pre-tax loss.
The effective income tax rate for the nine months ended September 30, 2017, differs from the federal statutory rate due to the effect of state income taxes such as the decrease of the blended state income tax rate due to changes in state apportionment factors resulting from increased presence in the Delaware Basin operations in Texas following the Panther Acquisition (see Note 2), the impact of ASU 2016-09 (see Note 1), and other permanent items, as applied by ASC 740 interim period allocation methodology based on an estimated full year pre-tax loss.
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
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of September 30, 2017, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for RKI effective with the acquisition. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the acquisition.
Pursuant to our tax sharing agreement with Williams, we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre spin-off period for which we continue to have exposure to

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
As of September 30, 2017, the Company had no significant unrecognized tax benefits. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position will result in a significant increase or decrease of an unrecognized tax benefit.
Note 9. Contingent Liabilities and Commitments
Royalty litigation
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, breach of implied duty to market, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs sought monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter was removed to the United States District Court for New Mexico where the court denied plaintiffs’ motion for class certification. In March 2017, plaintiffs appealed the denial of class certification to the Tenth Circuit. In August 2012, a second potential class action was filed against us in the United States District Court for the District of New Mexico by mineral interest owners in New Mexico and Colorado. Plaintiffs claim breach of contract, breach of the covenant of good faith and fair dealing, breach of implied duty to market both in Colorado and New Mexico and violation of the New Mexico Oil and Gas Proceeds Payment Act, and seek declaratory judgment, accounting and injunctive relief. On August 16, 2016, the court denied plaintiffs’ motion for class certification. On September 15, 2016, plaintiffs filed their motion for reconsideration and filed a second motion for class certification, and on September 30, 2017, the Court issued its memorandum opinion and order denying the plaintiffs motion for reconsideration and their Second Motion for Class Certification. At this time, we believe that our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.
Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to many of our federal leases in New Mexico. The guidelines for New Mexico properties were revised slightly in September 2013 as a result of additional work performed by the ONRR. The revisions did not change the basic function of the original guidance. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. Similar guidelines were recently issued for certain leases in Colorado and, as in the case of the New Mexico guidelines, we do not believe that they will result in a material difference to our historical federal royalty payments. ONRR has asked producers to attempt to evaluate the deductibility of these fees directly with the midstream companies that transport and process gas.
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
In the other cases, on July 18, 2011, the Nevada district court granted our joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the Federal Energy Regulatory Commission exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit issued its opinion in the In re: Western States Wholesale Antitrust Litigation, holding that the Natural Gas Act does not preempt the plaintiffs’ state antitrust claims and reversing the summary judgment previously entered in favor of the defendants. The U.S. Supreme Court granted Defendants’ writ of certiorari. On April 21, 2015, the U.S. Supreme Court determined that the state antitrust claims are not preempted by the federal Natural Gas Act. On March 7, 2016, the putative class plaintiffs in several of the cases filed their motions for class certification. On March 30, 2017, the court denied the motions for class certification, which decision was appealed on June 20, 2017. On May 24, 2016, in Reorganized FLI Inc. v. Williams Companies, Inc., the Court granted Defendants’ Motion for Summary Judgment in its entirety, and an agreed amended judgment was entered by the court on January 4, 2017. The parties have filed numerous motions for summary judgment, reconsideration and remand, and there are currently two appeals before the Ninth Circuit. Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposure at this time.
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
As of September 30, 2017, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of September 30, 2017 and December 31, 2016, respectively, the Company had accrued approximately $11 million and $13 million for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage, recovery from customers or other indemnification

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

arrangements, is not expected to have a materially adverse effect upon our future liquidity or financial position; however, it could be material to our results of operations in any given year.
Commitments
During the second quarter of 2017, we signed long-term transportation agreements that will ultimately provide 300,000 MMBtu per day (15 years) and 200,000 MMBtu per day (11 years) of natural gas capacity from our Delaware Basin properties in the Stateline area to markets in Texas. One of the agreements allows us the option to increase our capacity over time by 200,000 MMBtu per day to a total of 500,000 MMBtu per day. Total commitments related to these agreements, excluding the option, were approximately $337 million as of September 30, 2017.
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
On July 20, 2016, we entered into conversion agreements with certain owners of our preferred stock in which they agreed to convert shares of our preferred stock into shares of our common stock and, in addition, receive a $10 million cash payment from us in connection with the conversion. As a result of the cash payment and additional shares issued as an inducement to the holders of our preferred stock, we recorded a loss of $22 million in the third quarter of 2016.
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

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$95	$—	$95	$—	$38	$—	$38
Energy derivative liabilities	$—	$82	$—	$82	$—	$215	$—	$215
Total debt(a)	$—	$3,007	$—	$3,007	$—	$2,702	$—	$2,702
__________

(a)
The carrying value of total debt, excluding capital leases and debt issuance costs, was $2,885 million and $2,600 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of our debt, which also excludes capital leases and debt issuance costs, is determined on market rates and the prices of similar securities with similar terms and credit ratings.

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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We did not have any instruments included in Level 3 as of September 30, 2017.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended September 30, 2017 and 2016.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of September 30, 2017.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Oct - Dec 2017	Fixed Price Swaps	WTI	(50,638)	$50.23
Crude Oil	Oct - Dec 2017	Basis Swaps	Midland-Cushing	(15,000)	$(0.62)
Crude Oil	Oct - Dec 2017	Fixed Price Calls	WTI	(4,500)	$56.47
Crude Oil	2018	Fixed Price Swaps	WTI	(55,500)	$(52.69)
Crude Oil	2018	Basis Swaps	Midland-Cushing	(17,521)	$(0.91)
Crude Oil	2018	Basis Swaps	Nymex CMA Roll	(16,000)	$0.03
Crude Oil	2018	Fixed Price Calls	WTI	(13,000)	$58.89
Crude Oil	2019	Fixed Price Swaps	WTI	(22,000)	$50.85
Crude Oil	2019	Basis Swaps	Midland-Cushing	(19,000)	$(0.93)
Crude Oil	2019	Basis Swaps	Nymex CMA Roll	(4,000)	$0.07
Crude Oil	2019	Fixed Price Calls	WTI	(5,000)	$54.08
Crude Oil	2020	Basis Swaps	Midland-Cushing	(5,000)	$(1.16)
Natural Gas
Natural Gas	Oct - Dec 2017	Fixed Price Swaps	Henry Hub	(170)	$3.02
Natural Gas	Oct - Dec 2017	Basis Swaps	Permian	(73)	$(0.20)
Natural Gas	Oct - Dec 2017	Basis Swaps	San Juan	(98)	$(0.18)
Natural Gas	Oct - Dec 2017	Fixed Price Calls	Henry Hub	(15)	$4.50
Natural Gas	2018	Fixed Price Swaps	Henry Hub	(185)	$2.98
Natural Gas	2018	Basis Swaps	Permian	(43)	$(0.28)
Natural Gas	2018	Basis Swaps	San Juan	(50)	$(0.34)
Natural Gas	2018	Basis Swaps	Waha	(40)	$0.02
Natural Gas	2018	Basis Swaps	Houston Ship	(23)	$(0.08)
Natural Gas	2018	Fixed Price Swaptions	Henry Hub	(20)	$3.33
Natural Gas	2018	Fixed Price Calls	Henry Hub	(16)	$4.75
Natural Gas	2019	Basis Swaps	Permian	(20)	$(0.34)
Natural Gas	2019	Basis Swaps	Waha	(70)	$(0.15)
Natural Gas	2019	Basis Swaps	Houston Ship	(10)	$(0.09)
__________

(a)
Derivatives related to crude oil production are fixed price swaps settled on the business day average, basis swaps, fixed price calls and swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, fixed price calls and swaptions. In connection with several crude oil and natural gas swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the crude oil and natural gas swaps. These swaptions grant the counterparty the option to enter into future swaps with us. Basis swaps for the Nymex CMA (Calendar Monthly Average) Roll location are pricing adjustments to the trade month versus the delivery month for contract pricing.

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
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. Net gain (loss) on derivatives on the Consolidated Statements of Operations includes settlements to be received of $14 million and $59 million for the three months ended September 30, 2017 and 2016, respectively, and $23 million and $260 million for the nine months ended September 30, 2017 and 2016, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
September 30, 2017	(Millions)
Derivative assets with right of offset or master netting agreements	$95	$(55)	$40
Derivative liabilities with right of offset or master netting agreements	$(82)	$55	$(27)

December 31, 2016
Derivative assets with right of offset or master netting agreements	$38	$(33)	$5
Derivative liabilities with right of offset or master netting agreements	$(215)	$33	$(182)
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
As of September 30, 2017, we had no collateral posted to derivative counterparties, to support the aggregate fair value of our net $27 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $27 million at September 30, 2017.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Our gross and net credit exposure from our derivative contracts were $95 million and $40 million, respectively, as of September 30, 2017. One hundred percent of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our five largest net counterparty positions represent approximately 97 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
One of our senior officers is on the board of directors of NGL Energy Partners, LP ("NGL Energy"). In the normal course of business, we sell crude oil to NGL Energy. For the first nine months of 2017, sales to NGL Energy were approximately 10 percent of our total consolidated revenues adjusted for gain (loss) on derivatives.
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
Overview
Production (based on MBoe)

Three months ended September 30,	Nine months ended September 30,
Product Revenues

Three months ended September 30,	Nine months ended September 30,

The following table presents our production volumes and financial highlights for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Production Sales Volume Data(a):
Volumes:
Oil (MBbls)	5,960	3,576	15,440	11,069
Natural gas (MMcf)	18,754	18,845	54,834	54,428
NGLs (MBbls)	1,222	1,047	3,489	2,663
Combined equivalent volumes (MBoe)(b)	10,308	7,764	28,068	22,804
Per day volumes:
Oil (MBbls/d)	64.8	38.9	56.6	40.4
Natural gas (MMcf/d)	204	205	201	199
NGLs (MBbls/d)	13.3	11.4	12.8	9.7
Per day combined equivalent volumes (MBoe/d)(b)	112.0	84.4	102.8	83.2
Financial Data (millions):
Total product revenues	$326	$188	$868	$491
Total revenues	$224	$251	$1,098	$605
Operating income (loss)	$(67)	$(301)	$172	$(510)
Capital expenditure activity(c)	$315	$160	$911	$424
 __________

(a)	Excludes production from discontinued operations.

(b)	MBoe are converted using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.

(c)	Includes capital expenditures activity related to discontinued operations of $1 million and $27 million for the three and nine months ended September 30, 2016.
Our third quarter 2017 operating results were $234 million favorable compared to third quarter 2016. The primary items impacting the three months ended September 30, 2017 compared to the same period in 2016 include:

•	$138 million increase in product revenues, primarily oil sales from $92 million related to higher oil volumes and $28 million related to higher oil prices;

•
$56 million net gain on sales of assets and impairment of producing properties for 2017 compared to $227 million net loss on sales of assets and divestment of transportation contracts for 2016 (see Note 5 of Notes to Consolidated Financial Statements); and

•	$9 million decrease in general and administrative expenses.
Offset by

•	$144 million unfavorable change in net gain (loss) on derivatives;

•	$55 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and

•	$10 million higher exploration costs (see Note 5 of Notes to Consolidated Financial Statements).
Our year-to-date 2017 operating results were $682 million favorable compared to year to date 2016. The primary items impacting the nine months ended September 30, 2017 compared to the same period in 2016 include:

•	$377 million increase in product revenues, primarily oil sales from $149 million related to higher oil volumes and $146 million related to higher oil prices;

•	$272 million favorable change in net gain (loss) on derivatives;

•	$28 million decrease in general and administrative expenses; and

•
$98 million net gain on sales of assets and impairment of producing properties for 2017 compared to $25 million net loss on sales of assets and divestment of transportation contracts for 2016 (see Note 5 of Notes to Consolidated Financial Statements).

Offset by

•	$97 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and

•	$49 million higher exploration costs (see Note 5 of Notes to Consolidated Financial Statements).
Outlook
The oil and gas industry is in a challenging environment. With the foundations of our a) assets in the Delaware, Williston and San Juan Basins; b) our current employees in place and c) our liquidity position including hedges into 2019, we believe we are well positioned for prudent growth assuming a commodity environment of approximately $40 to $60 per barrel. However, appropriate adjustments would be made if we foresee that future commodity prices will remain at or outside the boundaries of this range. Our growth plan through the end of 2018, both volumes and cash flow, is another important step in the transformation of the company in an effort to improve our leverage metrics along with other per Boe metrics.
Our 2017 drilling and completion capital program including facilities is expected to range from $940 million to $1,010 million. Approximately half of the capital is targeted for development in the Delaware Basin. This program funds a ten-rig program, with seven in the Delaware Basin, two in the Williston Basin and one in the San Juan Basin. In addition, we will expand our Delaware midstream infrastructure in 2017 with expected spending to range from $50 million to $60 million. Our capital budget for 2018 is $1,100 million to $1,200 million, including $60 million to $90 million for midstream related costs. The plan contemplates deploying a comparable rig count vs. 2017, completing an inventory of 35 DUCs expected at year-end 2017, adding a third frac crew in the Delaware Basin and drilling longer laterals in the Delaware. The 2018 budget is designed to fund an average of 9.5 rigs during the year ranging from 8-11 based on the timing of activity, including 6-7 in the Delaware Basin, 2-3 in the Williston Basin and 0-1 in the San Juan Gallup oil play.
In June 2017, we signed an agreement with Howard Energy Partners (“Howard”) to jointly develop midstream infrastructure in the Delaware Basin specifically focused on crude oil gathering and natural gas processing. The transaction with Howard closed subsequent to the third quarter of 2017 and we received $349 million in cash (see Note 1 of Notes to Consolidated Financial Statements). In the third quarter of 2017, we initiated a process to market our legacy natural gas position in the northern end of the San Juan Basin comprising both our operated and non-operated natural gas producing properties. In October 2017, we signed an agreement for the sale of these properties for $169 million, subject to closing adjustments. We anticipate this transaction to close by year-end 2017. Our oil operations in the San Juan Basin's Gallup play were not included in the sales process.
Our September 30, 2017 liquidity totaled approximately $850 million, reflecting amounts available under the Credit Facility and cash on hand. Subsequent to September 30, 2017, we use the proceeds received from the closing of the Howard transaction to repay all outstanding loans on the Credit Facility which increased the amount available under our Credit Facility to approximately $1,125 million. In the third quarter, we issued an additional $150 million of our 2024 notes and extinguished $150 million of our 2020 notes. Excluding any future borrowings on the Credit Facility, our next debt maturity of $350 million is not due until 2020. We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
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
With the exception of potential impairments, we continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. Commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel for a brief time over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our predominantly oil proved properties is $4.8 billion. A disposition of the previously discussed San Juan Basin legacy natural gas properties necessitated a review of these properties for impairment at September 30, 2017 based on probability weighted sales prices. This review resulted in a $60 million impairment recorded in the third-quarter of 2017. In addition, the net book value associated with unproved leasehold is approximately $2.6 billion and is primarily associated with our Delaware Basin properties. See our discussion in the Critical Accounting Estimates section of our Annual Report on Form 10-K for the year ended December 31, 2016.
Results of Operations
Three Month-Over-Three Month Results of Operations
Revenue analysis

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Revenues:
Oil sales	$259	$139	$120	86%
Natural gas sales	38	37	1	3%
Natural gas liquid sales	29	12	17	142%
Total product revenues	326	188	138	73%
Net gain (loss) on derivatives	(106)	38	(144)	NM
Gas management	4	25	(21)	(84)%
Total revenues	$224	$251	$(27)	(11)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Significant variances in the respective line items of revenues are comprised of the following:

•
$120 million increase in oil sales reflects $92 million related to higher production sales volumes and $28 million related to higher sales prices for the three months ended September 30, 2017 compared to 2016. The increase in production sales volumes primarily relates to our Williston and Delaware Basins. The Williston Basin volumes were 31.3 MBbls per day compared to 17.3 MBbls per day for the three months ended September 30, 2017 and 2016, respectively. The Delaware Basin volumes were 22.7 MBbls per day compared to 14.3 MBbls per day for the three months ended September 30, 2017 and 2016, respectively. The Delaware Basin increase also includes the impact of the Panther Acquisition in the first quarter of 2017. The following table reflects oil production prices and volumes for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016

Oil sales (per barrel)	43.34	$38.71
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	1.70	12.15
Oil net price including derivative settlements (per barrel)	$45.04	$50.86

Oil production sales volumes (MBbls)	5,960	3,576
Per day oil production sales volumes (MBbls/d)	64.8	38.9
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$1 million increase in natural gas sales reflects higher sales prices for the three months ended September 30, 2017 compared to 2016. Natural gas revenues related to our properties in the San Juan Basin held for sale as of September 30, 2017 were $19 million for both the three months ended September 30, 2017 and 2016. The following table reflects natural gas production prices and volumes for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016

Natural gas sales (per Mcf)	$2.06	1.97
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	0.18	0.79
Natural gas net price including derivative settlements (per Mcf)	$2.24	$2.76

Natural gas production sales volumes (MMcf)	18,754	18,845
Per day natural gas production sales volumes (MMcf/d)	204	205
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$17 million increase in natural gas liquids sales primarily reflect higher sales prices for the three months ended September 30, 2017 compared to 2016. The increased production primarily relates to the Delaware Basin. The Delaware Basin volumes were 6.6 MBbls per day compared to 5.3 MBbls per day for the three months ended September 30, 2017 and 2016, respectively. The following table reflects NGL production prices and volumes for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016

NGL sales (per barrel)	$23.57	$11.50
NGL production sales volumes (MBbls)	1,222	1,047
Per day NGL production sales volumes (MBbls/d)	13.3	11.4

•
$144 million unfavorable change in net gain (loss) on derivatives primarily reflects unfavorable change in gains (losses) on crude oil derivatives due to increases in 2017 of forward commodity prices relative to our hedge positions as opposed to decreases in 2016 of forward commodity prices relative to our hedge position at that time. Settlements to be received on derivatives totaled $14 million and $59 million three months ended September 30, 2017 and September 30, 2016, respectively.

•
$21 million decrease in gas management revenues is primarily due to lower natural gas sales volumes. The decrease in volumes is due in part to higher volumes in 2016 pursuant to the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. A similar decrease is reflected in the $27 million decrease in related gas management costs and expenses, discussed below.

Cost and operating expense and operating income (loss) analysis

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2017	2016			2017	2016
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$169	$150	$(19)	(13)%	$16.39	$19.30
Lease and facility operating	58	40	(18)	(45)%	$5.66	$5.07
Gathering, processing and transportation	25	19	(6)	(32)%	$2.44	$2.51
Taxes other than income	26	14	(12)	(86)%	$2.48	$1.84
Exploration	20	10	(10)	(100)%
General and administrative:
General and administrative expenses	35	41	6	15%	$3.41	$5.27
Equity-based compensation	7	10	3	30%	$0.68	$1.23
Total general and administrative	42	51	9	18%	$4.09	$6.50
Gas management	4	31	27	87%
Net (gain) loss—sales of assets, divestment of transportation contracts or impairment of producing properties	(56)	227	283	NM
Other—net	3	10	7	70%
Total costs and expenses	$291	$552	$261	47%
Operating loss	$(67)	$(301)	$234	78%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:

•
$19 million increase in depreciation, depletion and amortization is primarily due to increased production volumes offset by a $2.91 per Boe decrease in rate which was impacted by an increase in the reserves due to an increase in the 12-month average price and the addition of new wells with lower relative cost per Boe.

•	$18 million increase in lease and facility operating expenses primarily related to increased production volumes.

•
$6 million increase in gathering, processing and transportation primarily due to higher costs in the San Juan Basin as a result of the sale of the gathering system in March of 2016, one-time adjustment for disallowed gathering and processing deductions for federal royalties in the San Juan Basin and higher volumes in the Delaware Basin.

•	$12 million increase in taxes other than income relates to increased product revenues, previously discussed.

•
$10 million increase in exploration expenses is primarily due to higher unproved leasehold property impairment, amortization and expiration in 2017 (see Note 5 of Notes to Consolidated Financial Statements).

•
$9 million decrease in general and administrative expenses as the three months ended September 30, 2016 included $3 million for severance and relocation costs associated with workforce reductions and office consolidations. We will continually challenge our levels of general and administrative costs, however, we believe our organizational size is conducive for future growth. Excluding the severance and relocation costs, general and administrative expenses would have averaged $6.15 per Boe for the three months ended September 30, 2016.

•
$27 million decrease in gas management expenses is primarily due to lower natural gas purchase volumes. The decrease in volumes is due in part to the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. Also included in gas management expenses for the three months ended September 30, 2016, is $6 million for unutilized pipeline capacity related to divested transportation contracts.

•
$56 million net gain on sales of assets and impairment to producing properties in 2017 compared to $227 million net loss on sales of assets and divestment of transportation contracts in 2016. See Note 5 of Notes to Consolidated Financial Statements.

Results below operating income (loss)

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Operating loss	$(67)	$(301)	$234	78%
Interest expense	(48)	(49)	1	2%
Loss on extinguishment of debt	(17)	—	(17)	NM
Investment income and other	2	—	2	NM
Loss from continuing operations before income taxes	(130)	(350)	220	63%
Provision (benefit) for income taxes	20	(132)	(152)	NM
Loss from continuing operations	(150)	(218)	68	31%
Income (loss) from discontinued operations	4	(1)	5	NM
Net loss	$(146)	$(219)	73	33%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
In the third-quarter of 2017, we issued an additional $150 million of our 2024 Notes and extinguished $150 million of our 2020 Notes. As a result of the early retirement of the 2020 notes, we recorded a loss on extinguishment of debt of $17 million in third-quarter 2017.
Provision (benefit) for income taxes for the three months ended September 30, 2017 changed unfavorably compared to the same period for 2016. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income (loss) from discontinued operations in 2016 included activity from the Piceance Basin which was sold in the second quarter of 2016; therefore, we had minimal activity for both periods presented. See Note 3 of Notes to Consolidated Financial Statements for detail of amounts included in discontinued operations.
Nine Month-Over-Nine Month Results of Operations
Revenue analysis

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Revenues:
Oil sales	$673	$378	$295	78%
Natural gas sales	122	86	36	42%
Natural gas liquid sales	73	27	46	170%
Total product revenues	868	491	377	77%
Net gain (loss) on derivatives	213	(59)	272	NM
Gas management	17	172	(155)	(90)%
Other	—	1	(1)	(100)%
Total revenues	$1,098	$605	$493	81%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Significant variances in the respective line items of revenues are comprised of the following:

•
$295 million increase in oil sales reflects $149 million related to higher production sales volumes and $146 million related to higher sales prices for the three months ended September 30, 2017 compared to 2016. The increase in production sales volumes relates to our Williston and Delaware Basins. The Williston Basin volumes were 29.0 MBbls per day compared to 19.7 MBbls per day for the nine months ended September 30, 2017 and 2016, respectively. The Delaware Basin volumes were 18.8 MBbls per day compared to 13.4 MBbls per day for the nine months ended September 30, 2017 and 2016, respectively. The following table reflects oil production prices and volumes for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016

Oil sales (per barrel)	$43.56	$34.14
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	1.21	14.42
Oil net price including derivative settlements (per barrel)	$44.77	$48.56

Oil production sales volumes (MBbls)	15,440	11,069
Per day oil production sales volumes (MBbls/d)	56.6	40.4
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$36 million increase in natural gas sales is primarily due to higher sales prices for the nine months ended September 30, 2017 compared to 2016. The increase in our production sales volumes relates to our Delaware Basin. In addition, 2016 natural gas volumes were negatively impacted by third-party processing constraints. Natural gas revenues related to our properties in the San Juan Basin held for sale as of September 30, 2017 were $58 million and $48 million for the nine months ended September 30, 2017 and 2016, respectively. The following table reflects natural gas production prices and volumes for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016

Natural gas sales (per Mcf)	$2.23	$1.58
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	0.07	1.83
Natural gas net price including derivative settlements (per Mcf)	$2.30	$3.41

Natural gas production sales volumes (MMcf)	54,834	54,428
Per day natural gas production sales volumes (MMcf/d)	201	199
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$46 million increase in natural gas liquids sales primarily reflects $37 million related to higher sales prices and $9 million related to increased production sales volumes for the nine months ended September 30, 2017 compared to 2016. The following table reflects NGL production prices and volumes for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016

NGL sales (per barrel)	$20.88	$10.24
NGL production sales volumes (MBbls)	3,489	2,663
Per day NGL production sales volumes (MBbls/d)	12.8	9.7

•
$272 million favorable change in net gain (loss) on derivatives primarily reflects favorable change in gains (losses) on crude oil and natural gas derivatives due to decreases in forward commodity prices in 2017 relative to our hedge positions. Settlements to be received on derivatives totaled $23 million and $260 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

•
$155 million decrease in gas management revenues is primarily due to lower natural gas sales volumes. The decrease in volumes is due in part to the sale of production volumes in 2016 pursuant to our purchase agreement with the buyer of the Piceance Basin operations and the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. A similar decrease is reflected in the $185 million decrease in related gas management costs and expenses, discussed below.

Cost and operating expense and operating income (loss) analysis

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2017	2016			2017	2016
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$487	$465	$(22)	(5)%	$17.36	$20.40
Lease and facility operating	159	123	(36)	(29)%	$5.68	$5.37
Gathering, processing and transportation	67	55	(12)	(22)%	$2.40	$2.42
Taxes other than income	68	41	(27)	(66)%	$2.41	$1.79
Exploration	80	31	(49)	(158)%
General and administrative:
General and administrative expenses	108	134	26	19%	$3.85	$5.88
Equity-based compensation	23	25	2	8%	$0.83	$1.09
Total general and administrative	131	159	28	18%	$4.68	$6.97
Gas management	17	202	185	92%
Net (gain) loss—sales of assets, divestment of transportation contracts or impairment of producing properties	(98)	25	123	NM
Other—net	15	14	(1)	(7)%
Total costs and expenses	$926	$1,115	$189	17%
Operating income (loss)	$172	$(510)	$682	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:

•
$22 million increase in depreciation, depletion and amortization is primarily due increased production volumes offset by a $3.04 per Boe decrease in rate which was impacted by an increase in reserves due to an increase in the 12-month average price, new wells with lower relative cost per Boe.

•	$36 million increase in lease and facility operating expenses primarily related to increased production volumes.

•
$12 million increase in gathering, processing and transportation primarily due to higher costs in the San Juan Basin as a result of the sale of the gathering system in March of 2016, one-time adjustment for disallowed gathering and processing deduction for federal royalties in the San Juan Basin and higher volumes in the Delaware Basin.

•	$27 million increase in taxes other than income primarily relates to increased product revenues.

•
$49 million increase in exploration expenses is primarily due to unproved leasehold property impairment, amortization and expiration in 2017 which includes costs associated with certain expired leases in the Permian Basin in excess of the accumulated amortization balance recorded during first-quarter 2017. These leases were renewed in second-quarter 2017. See Note 5 of Notes to Consolidated Financial Statements.

•
$28 million decrease in general and administrative expenses primarily due to workforce reductions. In addition, the nine months ended September 30, 2016 included $13 million for severance and relocation costs associated with workforce reductions and office consolidations. We will continually challenge our levels of general and administrative costs, however, we believe our organizational size is conducive for future growth. Excluding the severance and relocation costs, general and administrative expenses would have averaged $6.40 per Boe for 2016.

•
$185 million decrease in gas management expenses is primarily due to lower natural gas purchase volumes. The decrease in volumes is due in part to the marketing of the volumes for the purchaser of our Piceance Basin operations and the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. Also included in gas management expenses for the nine months ended September 30, 2016 is $27 million for unutilized pipeline capacity related to divested transportation contracts.

•
$98 million net gain on sales of assets and impairment of producing properties in 2017 compared to $25 million net loss on sales of assets and divestment of transportation contracts in 2016. See Note 5 of Notes to Consolidated Financial Statements.

Results below operating income (loss)

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Operating income (loss)	$172	$(510)	$682	NM
Interest expense	(141)	(159)	18	11%
Loss on extinguishment of debt	(17)	—	(17)	NM
Investment income and other	4	1	3	NM
Income (loss) from continuing operations before income taxes	18	(668)	686	NM
Benefit for income taxes	(2)	(227)	(225)	(99)%
Income (loss) from continuing operations	20	(441)	461	NM
Income from discontinued operations	2	12	(10)	(83)%
Net income (loss)	$22	$(429)	451	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The decrease in interest expense primarily relates to the lower level of debt outstanding in 2017 compared to 2016.
In the third-quarter of 2017 we issued $150 million of debt onto our 2024 Notes and extinguished $150 million of the 2020 Notes. As a result, we recorded a loss on extinguishment of debt of $17 million in third-quarter 2017.
Benefit for income taxes for 2017 changed unfavorably compared to 2016 due primarily to a pre-tax income from continuing operations in 2017 compared to pre-tax loss in 2016 partially offset by the impact of the effective tax rate in 2017. Provision for income taxes in 2016 included state tax changes resulting from the sale of our Piceance Basin operations including $14 million for a state effective tax rate change and an $8 million valuation allowance recorded on Colorado loss and credit carryovers generated in prior years. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income from discontinued operations in 2016 included activity from the Piceance Basin which was sold in the second quarter of 2016; therefore, we had minimal activity for 2017. See Note 3 of Notes to Consolidated Financial Statements for detail of amounts included in discontinued operations.
Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital and capital expenditures while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2017 are cash on hand, expected cash flows from operations, proceeds from closing of the joint venture with Howard, proceeds from the issuance of equity securities in January 2017, anticipated proceeds from the sale of the natural gas-producing properties in the San Juan Basin, and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to pursue our business strategy and goals through at least 2018. Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities. In addition, we may further reduce debt and/or interest expense by seeking to retire, purchase or exchange our outstanding debt through cash purchases and/or exchanges for equity or debt securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

We note the following assumptions for the remainder of 2017 and 2018 capital expenditures:

•
our planned capital expenditures, excluding acquisitions, are estimated to be approximately $990 million to $1,070 million of which $940 million to $1,010 million relate to drilling and completions, including facilities. As of September 30, 2017, we have incurred $786 million of drilling and completion capital expenditures including facilities, approximately $65 million for land acquisitions and $60 million for infrastructure and other items not associated with drilling and completions. Planned total capital expenditures for 2018 are $1,100 million to $1,200 million; and

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
Credit Facility
On March 18, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility with $1.2 billion in commitments and a maturity date of October 28, 2019. The Borrowing Base was increased to $1.5 billion in October 2017 and is in excess of commitments which remained at $1.2 billion. This Borrowing Base will remain in effect until the next Redetermination Date as set forth in the Credit Facility. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility see our Annual Report on Form 10-K for the year ended December 31, 2016. As of September 30, 2017, we had $285 million borrowed and $75 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants under the credit agreement. Our unused borrowing availability was approximately $840 million as of September 30, 2017. Subsequent to September 30, 2017, we repaid all of the outstanding loans on our revolving credit facility with proceeds received from the closing of the Howard transaction which increased our availability under the Credit Facility to approximately $1,125 million.
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

Crude Oil	Oct - Dec 2017		2018
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	50,638	$50.23	55,500	$52.69
Fixed Price Calls—WTI	4,500	$56.47	13,000	$58.89
Basis swaps—Midland	15,000	$(0.62)	17,521	$(0.91)
Basis swaps—Nymex Calendar Monthly Avg Roll	—	$—	20,000	$0.03

Natural Gas	Oct - Dec 2017		2018
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	170	$3.02	140	$2.97
Swaptions—Henry Hub	—	$—	20	$3.33
Fixed Price Calls—Henry Hub	15	$4.50	16	$4.75
Basis swaps—Permian	73	$(0.20)	48	$(0.31)
Basis swaps—San Juan	98	$(0.18)	40	$(0.30)
Basis swaps—Waha	—	$—	15	$0.93
Basis swaps—Houston Ship Channel	—	$—	43	$(0.08)

Sources (Uses) of Cash

	Nine months ended September 30,
	2017	2016
	(Millions)
Net cash provided by (used in):
Operating activities	$228	$114
Investing activities	(1,628)	460
Financing activities	914	11
Net increase (decrease) in cash and cash equivalents	$(486)	$585
Operating activities
Net cash provided by operating activities increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to higher commodity prices and higher production volumes in 2017, partially offset by lower realizations on our derivatives and higher operating costs. Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $28 million for the nine months ended September 30, 2016. In addition, cash outflows related to Powder River Basin gathering and transportation contracts retained by WPX were $40 million and $42 million for the nine months ended September 30, 2017 and 2016, respectively.
Investing activities
The table below includes cash and incurred capital expenditures for drilling and completions and capital expenditures excluding facilities for land acquisitions.

	Nine months ended September 30,
	2017	2016

Cash capital expenditures for drilling and completions:
Continuing operations	$690	$325
Discontinued operations	—	26
Total	$690	$351

Capital expenditures incurred for drilling and completions:
Continuing operations	$742	$320
Discontinued operations	—	22
Total	$742	$342

Land acquisitions	$65	$—

Net cash used in investing activities for the nine months ended September 30, 2017 includes $798 million related to the closing of the Panther Acquisition (see Note 2 of Notes to Consolidated Financial Statements). Net cash provided by investing activities for the nine months ended September 30, 2016 includes $862 million for the sale of WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations (see Note 3 of Notes to Consolidated Financial Statements) and $280 million for the sale of our San Juan Basin gathering system during the first quarter of 2016 (see Note 5 of Notes to Consolidated Financial Statements) partially offset by a $238 million divestment of certain transportation contracts (see Note 5 of Notes to Consolidated Financial Statements).
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2017 was primarily due to an equity offering of 51.675 million shares for net proceeds of approximately $670 million, net borrowings under the Credit Facility of $285 million and $148 million of net proceeds related to the issuance of additional notes due in 2024 partially offset by a payment of $165 million, including a premium, to repurchase some of our 2020 Senior Notes. Additionally, payment for shares withheld for taxes of $11 million and $5 million for the nine months ended September 30, 2017 and 2016, respectively, is included in financing activities due to the adoption of ASU 2016-09 (see Note 1 of Notes to Consolidated Financial Statements). Net cash provided by financing activities for the nine months ended September 30, 2016 was primarily due to an equity offering of 56.925 million shares for net proceeds of approximately $538 million partially offset by net repayments under the Credit Facility of $265 million, payments of $230 million to repurchase some of our 2017 Senior Notes and $10 million of cash paid as an inducement for the conversion of preferred stock to common stock.
Contractual Obligations
During the second quarter of 2017, we signed long-term transportation agreements that will ultimately provide 300,000 MMBtu per day (15 years) and 200,000 MMBtu per day (11 years) of natural gas capacity from our Delaware Basin properties in the Stateline area to markets in Texas. One of the agreements allows us the option to increase our capacity over time by 200,000 MMBtu per day to a total of 500,000 MMBtu per day. Total commitments related to these agreements, excluding the option, were approximately $337 million as of September 30, 2017.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at September 30, 2017 or at December 31, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is primarily related to our debt portfolio and has not materially changed during the first nine months of 2017.
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
Trading
Our trading portfolio consists of derivative contracts entered into for purposes other than economically hedging our commodity price-risk exposure. The fair value of our trading derivatives was zero at September 30, 2017 and December 31, 2016. The value at risk for contracts held for trading purposes was zero at September 30, 2017 and December 31, 2016.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $13 million and net liability of $177 million at September 30, 2017 and December 31, 2016, respectively.
The value at risk for derivative contracts held for nontrading purposes was $44 million at September 30, 2017 and $47 million at December 31, 2016. During the last 12 months, our value at risk for these contracts ranged from a high of $47 million to a low of $33 million.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Part II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 9 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.

Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2016, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of September 30, 2017.
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
10.22
Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.23
Form of Voting and Support Agreement, dated as of July 13, 2015, by and between WPX Energy, Inc. and the Member signatory thereto (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

10.24
First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing Administrative Agent and existing Swingline Lender, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.25
Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.26
Registration Rights Agreement dated August 17, 2015, among WPX Energy, Inc. and the signatures thereto (incorporated herein by reference to Exhibit 10.35 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.27
Second Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among WPX Energy, Inc., as the borrower thereunder, the financial institutions party thereto from time to time, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2016)

10.28
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.29
Form of Severance and Restrictive Covenant Agreement between WPX Energy, Inc. and Marcia MacLeod (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.30
Form of Severance and Restrictive Covenant Agreement between WPX Energy, Inc. and Michael Fiser (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) (1)

10.31
Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2016) (1)

10.32
Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2016) (1)

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
Date: November 2, 2017