Form 10-K
period 2017-12-31
WPX ENERGY, INC.
filed 2018-02-22
CIK 1518832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $3,822,718,222.
The number of shares outstanding of the registrant’s common stock outstanding at February 21, 2018 was 398,204,221.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III.

WPX ENERGY, INC.
FORM 10-K

CERTAIN DEFINITIONS
The following oil and gas measurements and industry and other terms are used in this Form 10-K. As used herein, production volumes represent sales volumes, unless otherwise indicated.
Barrel—means one barrel of petroleum products that equals 42 U.S. gallons.
BBtu/d—means one billion BTUs per day.
Bcf—means one billion cubic feet of natural gas.
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
We have built a geographically diverse portfolio of oil and natural gas reserves through organic development and strategic acquisitions. Our proved reserves at December 31, 2017 were 436 MMboe. Our reserves reflect a mix of 60 percent crude oil, 23 percent natural gas and 17 percent NGLs. During 2017, we replaced our production for all commodities at a rate of 459 percent, before consideration of divestitures.
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

•
Focused, Long-Term Portfolio Management. We are focused on long-term profitable growth. Our objective over time is to grow our production within our cash flow and reduce our costs. With that in mind, we regularly evaluate the performance of our assets and, when appropriate, we consider divestitures of assets that are underperforming or which are no longer a part of our strategic focus. Since mid-2014, we have undertaken nearly $8 billion of asset acquisitions and divestitures, allowing us to focus on our core areas and strengthen our financial position. With regard to our core assets, we expect to allocate capital to the most profitable opportunities based on commodity price cycles and other market conditions, enabling us to grow our reserves and production in a manner that maximizes our returns on investments.

•
Margin Expansion thru Focus on Costs. We believe we can expand our margins by focusing on opportunities to reduce our cost structure and being disciplined both operationally and financially. This requires crisp, consistent execution as well as managing potential disruptions in our business. We continue to manage the cost and availability of skilled labor, drilling rigs and equipment, transportation and other supplies.

•
Maintain Financial Flexibility. We believe our continued focus on cost reductions, increased capital efficiency and long-term oil production growth will allow us to generate increased and sustainable annual cash flows from operations. This cash flow, combined with our capital structure and available sources of liquidity, will allow us to efficiently develop and grow our resource base and pursue reserve growth throughout a variety of commodity price environments.

•
Continue Oil Development and Increase Optionality. We believe that efforts to develop our oil properties will yield a more balanced commodity mix in our production, providing us with the option of focusing on the commodity with the best returns under different market conditions. This optionality, we believe, will place us in a position where we can better protect and grow our cash flows. We have engaged and will continue to engage in commodity derivative hedging activities to maintain a degree of cash flow stability. Typically, we target hedging at least 50 percent of expected revenue from production during a current calendar year in order to strike an appropriate balance of commodity price upside with cash flow protection, although we may vary from this level based on our perceptions of market risk. We have hedged 56,979 Bbls per day and 34,000 Bbls per day of our anticipated remaining 2018 and 2019 oil production, respectively, at a weighted average price of $52.72 per barrel and $52.30 per barrel, respectively. We also have natural gas derivatives totaling 132,000 MMBtu per day and 50,000 MMBtu per day for the remainder of 2018 and 2019, respectively, at a weighted average price of $2.99 per MMBtu and $2.88 per MMBtu, respectively.

•
Build Asset Scale and Remain Opportunistic. We expect to opportunistically acquire acreage positions in areas where we feel we can establish significant scale and replicate cost-efficient development practices. We may also consider other "bolt-on" transactions or leasehold exchanges that are directed at driving operational efficiencies through increased scale or contiguous acreage blocks. We can manage costs by focusing on the establishment of large scale, contiguous acreage blocks where we can operate a majority of the properties. We believe this strategy allows us to better achieve economies of scale and apply continuous technological improvements in our operations. We have a history of acquiring undeveloped properties that meet our expected return requirements and other acquisition criteria to expand upon our existing positions as well as acquiring undeveloped acreage in new geographic areas that offer significant resource potential.

Significant Properties
Our principal areas of operation are the Delaware Basin (a subset of the Permian Basin), Williston Basin and San Juan Basin. On February 5, 2018, we announced an agreement to sell our remaining operations in the San Juan Basin, comprised of an oil position in the Mancos Gallup Sandstone, for approximately $700 million. We expect the sale to close by the end of first-quarter 2018. In December 2017, we completed the sale of most all of our natural gas position in the San Juan Basin. After completion of the sale in 2018, we will no longer have a presence in the San Juan Basin. See Note 17 of Notes to Consolidated Financial Statements.
Delaware Basin
We entered the Delaware Basin in August 2015 upon the closing of our acquisition of RKI Exploration & Production, LLC (“RKI”) (the “RKI Acquisition”). We operate 628 wells in the Delaware Basin and also own interests in 782 wells operated by others. We hold approximately 131,000 net acres in the Delaware Basin, with core operations located in Eddy, Lea and Chaves Counties in New Mexico and Loving, Pecos, Reeves, Ward and Winkler Counties in Texas. Approximately 74

percent of the leasehold is held by production. The Permian Basin is one of the most prolific hydrocarbon producing regions of the United States and spans an area approximately 250 miles wide by 300 miles long. The basin is characterized by numerous stacked reservoirs, high oil and natural gas content, extensive production history, long-lived reserves and high drilling success rates.
During 2017, we operated an average of 6.3 drilling rigs in the Delaware Basin and have had an average of 42.5 Mboe per day of net production. We expect to operate 7 rigs in the Delaware Basin in 2018. Capital expenditures in 2017, excluding land purchases and infrastructure, were approximately $680 million, which included completion of 90 gross (69 net) wells. As of December 31, 2017, another 26 gross operated wells were awaiting completion.
Our activity in the Delaware Basin is primarily focused on the Wolfcamp Shale formation, the Bone Spring interval (which includes the Avalon sand and shales, and the Bone Springs sands, shales and carbonates), and the shallower Delaware sand interval. We have a multi-year inventory of stacked pays on approximately 131,000 net acres.
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
We also have midstream and operational infrastructure in the Delaware Basin to support drilling activities and keep pace with production growth, including investing in low and high pressure gathering lines, compression systems, electrical power supply systems, fresh water supply systems and saltwater disposal systems. We believe these midstream assets provide a competitive advantage and reduce reliance on third parties for takeaway capacity. In October 2017, we closed a transaction with Howard Energy Partners (“Howard”) to jointly develop oil gathering and natural gas processing infrastructure in the Stateline area. At closing, we contributed crude oil gathering and natural gas processing assets already in service or under construction, and received a $300 million special distribution plus $49 million for capital expenditures in 2017. In connection with this joint venture, we will dedicate our current and future leasehold interest in the Stateline area, representing 50,000 net acres in the Delaware Basin, pursuant to twenty-year fixed-fee oil gathering and natural gas processing agreements. These agreements do not include any minimum volume commitments.
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
Williston Basin
In December 2010, we acquired leasehold positions of approximately 85,800 net acres in the Williston Basin. All of these properties are on the Fort Berthold Indian Reservation in North Dakota and we are the primary operator. Based on our geologic interpretation of the Bakken formation, the evolution of completion techniques, our own drilling results as well as the publicly available drilling results for other operators in the basin, we believe that a substantial portion of our Williston Basin acreage is prospective in the Bakken and Three Forks formations, the primary targets for all of the well locations in our current drilling inventory. We operate 267 wells in the Williston Basin and also own interest in 93 wells operated by others. We hold 84,490 net acres in the Williston Basin.

During 2017, we operated an average of 2 rigs on our Williston Basin properties and we had an average of 34.8 Mboe per day of net production from our Williston Basin wells. We expect to operate 3 rigs in the Williston Basin in 2018. Capital expenditures in 2017 were approximately $251 million which included the completion of 44 gross (35 net) wells in 2017. As of December 31, 2017, another 12 gross operated wells were awaiting completion.
We are developing oil reserves through horizontal drilling in the Middle Bakken and the Upper Three Forks oil formations. Based on our subsurface geological analysis, we believe that our position lies in an area of the basin with substantial potential recovery for Bakken and Three Forks formation oil.
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
The Three Forks formation, generally found immediately under the Bakken formation, has also proven to contain productive reservoir rock. The Three Forks formation typically consists of interbedded dolomites and shale with local development of a discontinuous sandy member at the top, part of the Pronghorn formation. The Three Forks formation is an unconventional carbonate play. Similar to the Bakken formation, the Three Forks formation is being exploited utilizing the same horizontal drilling and advanced completion techniques as the Bakken development. Drilling in the Three Forks formation began in mid-2008 and many operators are drilling wells targeting this formation.
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
Acquisitions and Divestitures
On January 12, 2017, we signed an agreement to acquire certain assets from Panther Energy Company II, LLC and Carrier Energy Partners, LLC for $775 million. The assets include approximately 6,500 Boe/d of existing production from 23 producing wells (17 horizontals), two drilled but uncompleted horizontal laterals, 18,100 net acres and 920 gross undeveloped locations in the Delaware Basin.
On October 26, 2017, we signed an agreement to sell our natural gas-producing properties in the San Juan Basin for $169 million, subject to closing adjustments, and subsequently closed a majority of the transaction in the fourth quarter of 2017.
On February 5, 2018, we announced an agreement to sell our remaining operations in the San Juan Basin, comprised of an oil position in the Mancos Gallup Sandstone, for approximately $700 million. We expect the sale to close by the end of first-quarter 2018. After completion of the sale in 2018, we will no longer have a presence in the San Juan Basin.
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

Reserves and Production Information
We have significant oil and gas producing activities primarily in the Delaware, Williston and San Juan Basins located in the United States. As previously noted, we agreed to sell our remaining operations in the San Juan Basin.
Oil and Gas Reserves
The following table sets forth our estimated net proved developed and undeveloped reserves expressed by product and on an oil equivalent basis for the reporting periods December 31, 2017, 2016 and 2015.

	As of December 31, 2017
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)%
Proved Developed	130,333	321,231	38,813	222,685	51%
Proved Undeveloped	133,337	269,785	35,198	213,499	49%
Total Proved (a)	263,670	591,016	74,011	436,184

	As of December 31, 2016
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)%
Proved Developed	84,372	440,161	24,065	181,797	52%
Proved Undeveloped	90,191	294,240	25,378	164,609	48%
Total Proved (a)	174,563	734,401	49,443	346,406

	As of December 31, 2015
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)%
Proved Developed	83,009	1,618,254	49,527	402,245	69%
Proved Undeveloped	59,710	571,949	25,766	180,801	31%
Total Proved (a)	142,719	2,190,203	75,293	583,046
Less: Discontinued operations	5,707	1,551,734	39,419	303,748
Total Proved less discontinued operations	137,012	638,469	35,874	279,298
__________

(a)
Total Proved Reserves includes reserves related to the San Juan Basin of 52,604 Mboe, 90,961 Mboe and 86,221 Mboe as of December 31, 2017, 2016 and 2015, respectively. Our predominantly natural gas assets in the San Juan Basin were sold in December 2017. In February 2018, we announced an agreement to sell our remaining operations in the San Juan Basin, comprised of an oil position in the Mancos Gallup Sandstone.

The following table sets forth our estimated net proved reserves for our largest areas of activity expressed by product and on an oil equivalent basis as of December 31, 2017.

	As of December 31, 2017
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)
Delaware Basin	127,926	446,107	50,098	252,377
Williston Basin	107,794	61,282	13,195	131,203
San Juan Basin	27,950	83,627	10,718	52,604
Total Proved	263,670	591,016	74,011	436,184
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

Our 2017 year-end estimated proved reserves reflect an average oil price of $46.39 per barrel, an average natural gas price of $1.67 per Mcf and average NGL price of $21.16 per barrel. These prices were calculated from the 12-month trailing average, first-of-the-month price for the applicable indices for each basin as adjusted for respective location price differentials. During 2017, we added 143 MMboe of extensions and discoveries to our proved reserves. During 2017, we incurred $1,048 million in development expenditures which included the drilling of 180 gross (148 net) wells.
Proved reserves reconciliation

Production of 40 MMboe includes approximately 5 MMboe related to our natural gas-producing properties in the San Juan Basin through the completion of the sale. The 143 MMboe of extensions and discoveries reflects 46 MMboe added for drilled locations, 75 MMboe added for new proved undeveloped locations, and 22 MMboe added to proved undeveloped locations due to additional acreage acquired to extend our current one mile laterals to two mile laterals. Of the extensions and discoveries, 63 percent were in the Delaware Basin. The acquisitions of 40 MMboe were all in the Delaware Basin. The divestitures of 55 MMboe primarily relates to 45 MMboe from the sale of our natural gas-producing properties in the San Juan Basin and 10 MMboe related to divestitures from non-core areas and exchanges in our Delaware Basin operations. The overall net positive revisions of 2 MMboe reflect 24 MMboe of net positive price revisions due to the increase in the 12-month average prices offset by 22 MMboe net negative technical revisions primarily due to changes in the development plan which moved these locations outside of the 5 year window.
Reserves estimation process
Our reserves are estimated by deterministic methods using an appropriate combination of production performance analysis and volumetric techniques. The proved reserves for economic undrilled locations are estimated by analogy or volumetrically from offset developed locations. Reservoir continuity and lateral pervasiveness of our tight-sands and shale reservoirs is established by combinations of subsurface analysis, 2D and 3D seismic analysis, and pressure data. Understanding of reservoir quality may be augmented by core analysis.

The engineering staff of each basin asset team provides the reserves modeling and forecasts for their respective areas. Various departments also participate in the preparation of the year-end reserves estimate by providing supporting information such as pricing, capital costs, expenses, ownership, gas gathering costs and oil/gas quality. The various departments and their roles in the year-end reserves process are coordinated by our corporate reserves department. The corporate reserves department’s responsibilities also include performing an internal review of reserves data for reasonableness and accuracy, working with NSAI and the asset teams to successfully complete the reserves audit, finalizing the year-end reserves report and reporting reserves data to accounting.
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
Approximately 99 percent of our total year-end 2017 domestic proved reserves estimates were audited by NSAI. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures used to prepare the December 31, 2017 reserves estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, prepared by us.
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
The company’s internal technical person primarily responsible for overseeing preparation of the reserves estimates and the third-party reserves audit has 17 years of relevant experience in Reservoir and Evaluation Engineering, a B.S. in Petroleum Engineering from Montana Tech, and membership in the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.
Proved undeveloped reserves
The majority of our reserves is concentrated in unconventional tight-sands and shale reservoirs. We use available geoscience and engineering data to establish drainage areas and reservoir continuity beyond one direct offset from a producing well, which may provide for additional proved undeveloped reserves. Inherent in the methodology is a requirement for significant well density of economically producing wells to establish reasonable certainty. In areas where producing wells are less concentrated, generally only direct offsets from proved producing wells were assigned the proved undeveloped reserves classification. No new technologies were used to assign proved undeveloped reserves.

At December 31, 2017, our proved undeveloped reserves were 214 MMboe, an increase of 49 MMboe from our December 31, 2016 proved undeveloped reserves estimate of 165 MMboe. The 214 MMboe represents 49 percent of our total proved reserves at December 31, 2017 as compared with 165 MMboe which was 48 percent of our total proved reserves as of December 31, 2016. Included in the 214 MMboe is 11 MMboe related to the San Juan Basin for which an agreement was signed in January 2018 for the sale of our remaining interests in the basin. Below is a reconciliation of our proved undeveloped reserves for 2017:

		% of	% of
	MMboe	December 31, 2016	December 31, 2017
Proved Undeveloped Reserves at December 31, 2016	165
Converted to Proved Developed Reserves	(33)	(20)%	(15)%
Extensions and Discoveries	96	58%	45%
Revisions	(11)	(7)%	(5)%
Acquisitions	16	10%	7%
Divestitures	(19)	(12)%	(9)%
Proved Undeveloped Reserves at December 31, 2017	214
During 2017, 33 MMboe of our December 31, 2016 proved undeveloped reserves were converted to proved developed reserves at a cost of $333 million of which $43 million was incurred in prior years. This represents a proved undeveloped conversion rate of 20 percent. Of the converted proved undeveloped reserves, 48 percent were in the Delaware Basin in the Bone Springs and Wolfcamp formations, 24 percent were converted in the Williston Basin in the Bakken and Three Forks formations, and 28 percent were converted in the San Juan Basin in the Gallup formation.
Of the 96 MMboe of proved undeveloped extensions and discoveries, 68 percent are in the Delaware Basin, primarily in the Wolfcamp formation, 26 percent are in the Williston Basin in the Bakken and Three Forks formations, and 6 percent are in the San Juan Basin in the Gallup formation.
In 2017, net negative revisions for our proved undeveloped reserves were 11 MMboe, which reflects an upward revision of 10 MMboe of reserves based on the 12-month trailing prices offset by 21 MMboe of downward technical revisions associated with changes in the development plan moving undeveloped locations outside the 5 year window.
The 16 MMboe of proved undeveloped acquisitions relates to the Delaware Basin. The 19 MMboe of proved undeveloped divestitures relate to the natural gas-producing properties in the San Juan Basin that were sold in December 2017.
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
The following table summarizes our net production sales volumes for the years indicated.

	Total Volume for the Years Ended December 31,				Per Day Volume for the Years Ended December 31,
	2017	2016	2015		2017	2016	2015
Oil	(Mbbls)				(Mbbls/d)
Delaware Basin	8,013	4,773	1,261	(a)	22.0	13.0	3.5	(b)
Williston Basin	10,951	7,596	7,958		30.0	20.8	21.8
San Juan Basin	3,398	2,782	3,252		9.3	7.6	8.9
Other	—	27	8		—	0.1	—
Total continuing operations	22,362	15,178	12,479		61.3	41.5	34.2
Discontinued operations(c)	—	149	531		—	0.4	1.4
Total continuing and discontinued operations	22,362	15,327	13,010		61.3	41.9	35.6

Natural Gas	(MMcf)				(MMcf/d)
Delaware Basin	28,554	15,818	4,217	(a)	78	43	12	(b)
Williston Basin	5,054	4,603	4,284		14	13	12
San Juan Basin	40,791	45,728	47,093		112	125	129
Other	1,703	6,693	10,593		4	18	28
Total continuing operations	76,102	72,842	66,187		208	199	181
Discontinued operations(c)	—	45,808	210,808		—	125	578
Total continuing and discontinued operations	76,102	118,650	276,995		208	324	759

NGLs	(Mbbls)				(Mbbls/d)
Delaware Basin	2,748	1,445	409	(a)	7.5	4.0	1.1	(b)
Williston Basin	896	782	720		2.5	2.1	2.0
San Juan Basin	1,381	1,388	1,247		3.8	3.8	3.4
Other	12	30	36		—	0.1	0.1
Total continuing operations	5,037	3,645	2,412		13.8	10.0	6.6
Discontinued operations(c)	—	1,106	4,877		—	3.0	13.4
Total continuing and discontinued operations	5,037	4,751	7,289		13.8	13.0	20.0

Combined Equivalent Volumes	(Mboe)				(Mboe/d)
Delaware Basin	15,520	8,854	2,373	(a)	42.5	24.2	6.5	(b)
Williston Basin	12,689	9,145	9,392		34.8	25.0	25.7
San Juan Basin	11,578	11,791	12,348		31.7	32.2	33.8
Other	296	1,173	1,809		0.8	3.2	5.0
Total continuing operations	40,083	30,963	25,922		109.8	84.6	71.0
Discontinued operations(c)	—	8,891	40,543		—	24.3	111.1
Total continuing and discontinued operations	40,083	39,854	66,465		109.8	108.9	182.1
 __________
(a) Reflects production subsequent to the RKI Acquisition date of August 17, 2015 through December 31, 2015.
(b) The Delaware Basin average daily volumes assumes 365 days. In 2015, the combined equivalent per day volume was 17.4 Mboe from the period of acquisition through the end of the year.
(c) Reflects production from discontinued operations (primarily the Piceance and Powder River Basins) through the dates of disposition.

Realized average price per unit
The following table summarizes our sales prices for the years indicated.

	Continuing operations			Total Company(a)
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Oil(b):
Oil excluding all derivative settlements (per barrel)	$46.02	$36.31	$39.61	$46.02	$36.20	$39.55
Impact of net cash received (paid) related to settlement of derivatives (per barrel)	(0.27)	12.50	31.21	(0.27)	12.38	29.94
Oil net price including all derivative settlements (per barrel)	$45.75	$48.81	$70.82	$45.75	$48.58	$69.49
Natural gas(b):
Natural gas excluding all derivative settlements (per Mcf)	$2.14	$1.72	$2.08	$2.14	$1.73	$2.23
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)	0.13	1.53	3.93	0.13	1.06	0.94
Natural gas net price including all derivative settlements (per Mcf)	$2.27	$3.25	$6.01	$2.27	$2.79	$3.17
NGL(b):
NGL excluding all derivative settlements (per barrel)	$22.91	$12.48	$9.39	$22.91	$12.06	$13.23
NGL net price including all derivative settlements (per barrel)	$22.91	$12.48	$9.39	$22.91	$12.06	$13.23

Combined commodity price per Mboe, including all derivative settlements	$32.71	$33.04	$50.32	$32.71	$28.44	$28.25
 __________
(a) Represents both continuing operations and discontinued operations through the dates of respective disposition.
(b) Realized average prices reflect market prices, net of fuel, shrink, transportation and fractionation, and processing.

Expenses per Mboe
The following table summarizes our costs for the years indicated.

	Continuing operations			Total Company(a)
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Production costs:
Lifting costs and workovers(b)	$4.92	$4.74	$5.02	$4.92	$3.99	$3.12
Facilities operating expense	0.34	0.30	0.34	0.34	0.34	0.32
Accretion expense	0.15	0.18	0.19	0.15	0.20	0.21
Other operating and maintenance	0.03	0.04	0.04	0.03	0.02	0.02
Total LOE(b)	$5.44	$5.26	$5.59	$5.44	$4.55	$3.67
Gathering, processing and transportation charges	2.34	2.45	2.48	2.46	3.13	4.82
Taxes other than income	2.55	1.94	2.38	2.55	1.56	1.20
Total production cost	$10.33	$9.65	$10.45	$10.45	$9.24	$9.69
General and administrative	$4.33	$6.90	$8.12	$4.37	$5.57	$3.82
Depreciation, depletion and amortization	$16.79	$20.11	$20.39	$16.79	$15.84	$14.14
 __________
(a) Represents both continuing operations and discontinued operations through the dates of respective disposition.
(b) Excluding San Juan Basin, the lifting and workovers for Continuing operations are $5.42, $5.67 and $5.91 for 2017, 2016 and 2015, respectively. Total LOE excluding San Juan Basin is $5.90, $6.16 and $6.38 for 2017, 2016 and 2015, respectively.

Productive Oil and Gas Wells
The table below summarizes 2017 productive gross and net wells by area. We use the term “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest.

	Oil Wells (Gross)	Oil Wells (Net)	Gas Wells (Gross)		Gas Wells (Net)
Delaware Basin	1,211	583	199		94
Williston Basin	360	219	—		—
San Juan Basin	199	170	1,099	(a)	175	(a)
Total	1,770	972	1,298		269
 __________

(a)	San Juan Basin gas wells were held for sale as of December 31, 2017.
Developed and Undeveloped Acreage
The following table summarizes our leased acreage as of December 31, 2017.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Delaware Basin	130,168	78,579	88,927	52,109	219,095	130,688
Williston Basin	72,918	62,086	61,132	22,404	134,050	84,490
San Juan Basin	170,189	71,151	77,267	54,367	247,456	125,518
Other(a)	4,519	1,598	25,159	11,715	29,678	13,313
Total	377,794	213,414	252,485	140,595	630,279	354,009
 __________

(a)	Primarily acreage in exploratory areas we no longer plan to develop.
Drilling and Exploratory Activities
We focus on lower-risk development drilling. Our development drilling success rate was 100 percent in 2017, 2016 and 2015. Our combined development and exploration success rate was 100 percent, 100 percent and 99 percent in 2017, 2016 and 2015, respectively.
The following table summarizes the number of wells drilled for the periods indicated and excludes discontinued operations.

	2017		2016		2015
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells		Net Wells
Development wells:
Delaware Basin	94	76	40	31	19	(a)	16	(a)
Williston Basin	44	34	25	21	21		13
San Juan Basin	42	38	12	12	53		46
Other(b)	—	—	41	—	34		—
Development well total	180	148	118	64	127		75
Exploration wells:
Nonproductive(c)	—	—	—	—	1		1
Exploration well total	—	—	—	—	1		1
Total Drilled	180	148	118	64	128		76
 __________

(a)	Reflects wells drilled from the RKI Acquisition date of August 17, 2015 through December 31, 2015.

(b)	Includes Appalachia Basin, Green River Basin and other miscellaneous properties through dates of respective dispositions.

(c)	Reflects exploration wells which were drilled and not completed.
Total gross operated wells drilled were 157, 63 and 85 in 2017, 2016 and 2015, respectively.

Present Activities
At December 31, 2017, we had 26 gross (26 net) wells in the process of being drilled.
Scheduled Lease Expirations
The table below sets forth, as of December 31, 2017, the gross and net acres scheduled to expire over the next several years. The acreage will not expire if we are able to establish production by drilling wells on the lease prior to the expiration date.

	2018	2019	2020	2021+	Total
Delaware Basin	6,815	11,548	8,233	20,991	47,587
Williston Basin	160	—	—	40	200
San Juan Basin	10,246	10,684	2,321	1,320	24,571
Other(a)	308	31	—	—	339
Total (Gross Acres)	17,529	22,263	10,554	22,351	72,697

	2018	2019	2020	2021+	Total
Delaware Basin	3,997	6,785	2,367	20,991	34,140
Williston Basin	159	—	—	40	199
San Juan Basin	10,246	9,788	2,321	990	23,345
Other(a)	290	31	—	—	321
Total (Net Acres)	14,692	16,604	4,688	22,021	58,005
__________

(a)	Primarily acreage in exploratory areas we no longer plan to develop.

At December 31, 2017, we owned mineral interests in 60,508 gross and 8,474 net acres. These interests do not expire.
Seasonality
Generally, the demand for oil and natural gas decreases during the summer months and increases during the winter months. In some areas, natural gas increases during the summer months. Seasonal anomalies such as mild winters or hot summers can lessen or intensify this fluctuation. Conversely, during extreme weather events such as blizzards, hurricanes, or heat waves, pipeline systems can become temporarily constrained thus amplifying localized price volatility. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer months. This can lessen seasonal demand fluctuations. World weather and resultant prices for liquefied natural gas can also affect deliveries of competing liquefied natural gas into this country from abroad, affecting the price of domestically produced natural gas. In addition, adverse weather conditions can also affect our production rates or otherwise disrupt our operations.
Hedging Activity
To manage the commodity price risk and volatility associated with owning producing crude oil, natural gas and NGL properties, we enter into derivative contracts for a portion of our expected future production. See further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
Oil, natural gas and NGL production is sold through our sales and marketing activities to a variety of purchasers under various length contracts ranging from one day to multi-year under various pricing structures. Our third-party customers include other producers, utility companies, power generators, banks, marketing and trading companies and midstream service providers. In 2017, we had four customers that accounted for 10 percent or more of our consolidated total revenues adjusted for net gain (loss) on derivatives. See further detail in Note 16 of Notes to Consolidated Financial Statements. We believe that the loss of one or more of our current oil, natural gas or NGLs purchasers would not have a material adverse effect on our ability to sell our production, because any individual purchaser could be readily replaced by other purchasers, absent a broad market disruption.

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
Waste Discharges. The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. On January 11, 2017, the EPA issued the final 2017 construction general permit (“CGP”) for storm water discharges from construction activities involving more than one acre, which will provide coverage for a five-year period and will take effect on February 16, 2017. The 2017 CGP implements Effluent Limitations Guidelines and New Source Performance Standards for the Construction and Development Industry. The rule includes stringent restrictions on erosion and sediment control, pollution prevention and stabilization.
Air Emissions. The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities. In 2012, the EPA issued federal regulations affecting our operations under the New Source Performance Standards provisions (new Subpart OOOO) and expanded regulations under national emission standards for hazardous air pollutants, and in June 2016, EPA again expanded the regulations (new Subpart OOOOa). On May 26, 2017, EPA issued a stay on certain Subpart OOOOa requirements (primarily those going into effect in January 2018), and on June 14, 2017, EPA proposed a two-year stay of the requirements and reconsideration of certain requirements and implementation dates. On July 3, 2017, a federal court determined that the May 2017 stay was unlawful. Currently the Subpart OOOOa regulations and implementation dates are in effect while EPA takes final actions on its June 2017 proposed stay and reconsideration activities.
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
Hydraulic Fracturing. We ordinarily use hydraulic fracturing as a means to increase productivity of our oil and gas wells in all of the basins in which we operate. In particular, wells that we drill and complete in our core assets such as Delaware, Williston and San Juan require hydraulic fracturing for production. Although average drilling and completion costs for each basin will vary, as will the cost of each well within a given basin, on average approximately one-third of the drilling and completion costs for each of our wells for which we use hydraulic fracturing is associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completion of our wells are treated and are built into and funded through our normal capital expenditure budget.
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

Approximately 99 percent of hydraulic fracturing fluids are made up of water and sand. We utilize major hydraulic fracturing service companies whose research departments conduct ongoing development of “greener” chemicals that are used in fracturing. We evaluate, test, and where appropriate adopt those products that are more environmentally friendly. We have also chosen to participate in a voluntary fracturing chemical registry that is a public website: www.fracfocus.org at which interested persons can find out information about fracturing fluids. This registry is a joint project of the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission and provides our industry with an avenue to voluntarily disclose chemicals used in the hydraulic fracturing process. The Company registered with the FracFocus Chemical Disclosure Registry in April 2011 and began uploading data when the registry went live on April 11, 2011. Through December 31, 2017, we have loaded data on more than 1,850 wells, including data relating to wells fractured since January 1, 2011, to the site. Consistent with other industry participants, we are not planning to add data on wells drilled prior to 2011. The information included on this website is not incorporated by reference in this Annual Report on Form 10-K.
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
Federal agencies are also considering regulation of hydraulic fracturing. The EPA asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the SDWA’s Underground Injection Control Program, and on May 10, 2012, the EPA published its proposed guidance on the issue. The public comment period for the proposed permitting guidance closed in 2012, and the EPA issued its final guidance in February 2014. In August 2015, the EPA published its Final 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from on-shore Unconventional Oil and Gas Extraction and to specifically investigate centralized water treatment facilities that accept oil and gas extraction wastewaters. The EPA has also collected information as part of a multi-year study into the effects of hydraulic fracturing on drinking water. The EPA published its Final “Assessment of Potential Impacts of Hydraulic Fracturing for Oil and Gas on Drinking Water Resources” on December 13, 2016. The Final Assessment concluded that “EPA found scientific evidence that hydraulic fracturing activities can impact drinking water resources under some circumstances.” The final report could result in additional regulations, which could lead to operational burdens similar to those described above. In connection with the EPA study, we received and responded to a request for information from the EPA for 52 of our wells located in various basins that have been hydraulically fractured. The requested information covers well design, construction and completion practices, among other things. We understand that similar requests were sent to eight other companies that own or operate wells that utilized hydraulic fracturing.
In addition to the EPA study, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board issued a final report on hydraulic fracturing in November 2011. The report concludes that the risk of fracturing fluids contaminating drinking water sources through fractures in the shale formations “is remote.” It also states that development of the nation’s shale resources has produced major economic benefits. The report includes recommendations to address concerns related to hydraulic fracturing and shale gas production, including but not limited to conducting additional field studies on possible methane leakage from shale gas wells to water reservoirs and adopting new rules and enforcement practices to protect drinking and surface waters. The Government Accountability Office is also examining the environmental impacts of produced water and the Counsel for Environmental Quality has been petitioned by environmental groups to develop a programmatic environmental impact statement under NEPA for hydraulic fracturing. On November 18, 2016, the Department of the Interior, Bureau of Land Management (“BLM”) issued its final rule related to the reduction of waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on federal and Indian lands, with provisions to take effect on January 17, 2017 and in January 2018. The rule, which will be phased in over time, requires oil and gas producers to use currently available technologies and processes to cut flaring in half at oil wells on public and tribal lands, periodically inspect their operations for leaks, replace outdated equipment, limit venting from storage tanks and to use best practices to limit gas losses when removing liquids from wells. On October 5, 2017, BLM filed a proposed rule to temporarily suspend or delay implementation of provisions of the rule not yet in effect until January 17, 2019, while the BLM reviews the 2016 final rule requirements for possible rescission or revision.
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
In addition, a number of local governments in Colorado have imposed temporary moratoria on drilling permits within city limits so that local ordinances may be reviewed to assess their adequacy to address such activities, while some state and local governments in the San Juan Basin in New Mexico have considered or imposed temporary moratoria on drilling operations using hydraulic fracturing until further study of the potential environmental and human health impacts by the EPA or the relative state agencies are completed. Certain organizations have promoted ballot initiatives at the local level that are aimed at imposing restrictions on hydraulic fracturing, and may attempt to do the same on a wider basis in one or more states where we operate. At this time, it is not possible to estimate the potential impact on our business of these state and local actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing.
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
EMPLOYEES
At December 31, 2017, we had approximately 650 full-time employees.
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
If forecasted oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas oil properties.
Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. In the fourth quarter of 2017, we performed impairment assessments of our proved and unproved properties. We determined that no impairment charges were required as a result of these assessments. These reviews included approximately $5.2 billion of net book value associated with our predominantly oil proved properties and utilized inputs generally consistent with those described above. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. We may incur impairment charges for these or other properties in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
Approximately 49 percent of our total estimated proved reserves at December 31, 2017 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserves data included in the reserves engineer reports assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues or increase our costs. As of December 31, 2017, we were not the operator of approximately 10 percent of our total net production. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Because we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.
We might not be able to successfully manage the risks associated with selling and marketing products in the wholesale energy markets.
Our portfolio of derivative and other energy contracts includes wholesale contracts to buy and sell oil, natural gas and NGLs that are settled by the delivery of the commodity or cash. If the values of these contracts change in a direction or manner that we do not anticipate or cannot manage, it could negatively affect our results of operations. In the past, certain marketing and trading companies have experienced severe financial problems due to price volatility in the energy commodity markets. In certain instances, this volatility has caused companies to be unable to deliver energy commodities that they had guaranteed under contract. If such a delivery failure were to occur in one of our contracts, we might incur additional losses to the extent of amounts, if any, already paid to, or received from, counterparties. In addition, in our business, we often extend credit to our counterparties. We are exposed to the risk that we might not be able to collect amounts owed to us. If the counterparty to such a transaction fails to perform and any collateral that secures our counterparty’s obligation is inadequate, we will suffer a loss. Downturns in the economy or disruptions in the global credit markets could cause more of our counterparties to fail to perform than we expect.

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
Our hedging activities limit participation in commodity price increases and involve other risks.
We enter into hedging activities with respect to a portion of our production to manage our exposure to oil, gas and NGL price volatility. To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from fully realizing the benefits of commodity price increases above the prices established by our hedging contracts. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which the contract counterparties fail to perform under the contracts. Moreover, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation, hedging transactions and many of our contract counterparties have come under increasing governmental oversight and regulations in recent years. Although we cannot predict the ultimate impact of these laws and the related rulemaking, some of which is ongoing, existing or future regulations may adversely affect the cost and availability of our hedging arrangements, including by causing our contract counterparties, which are generally financial institutions and other market participants, to curtail or cease their derivatives activities.
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
Although we maintain property insurance on certain physical assets that we own, lease or are responsible to insure, the policy may not cover the full replacement cost of all damaged assets. In addition, certain perils may be excluded from coverage or sub-limited. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. We may elect to self-insure a portion of our risks. All of our insurance is subject to deductibles. If a significant accident or event occurs for which we are not fully insured it could adversely affect our operations and financial condition.
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
Regulators and legislators continue to take a renewed look at accounting practices, financial and reserves disclosures and companies’ relationships with their independent public accounting firms and reserves consultants. It remains unclear what new laws or regulations will be adopted, and we cannot predict the ultimate impact that any such new laws or regulations could have. In addition, the Financial Accounting Standards Board or the SEC could enact new accounting standards that might impact how we are required to record revenues, expenses, assets, liabilities and equity. Any significant change in accounting standards or disclosure requirements could have a material adverse effect on our business, results of operations and financial condition. See recently adopted accounting standards in Note 1 of Notes to Consolidated Financial Statements.
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
We have historically operated with, and anticipate continuing to operate with, a significant amount of debt. Our substantial amount of debt could have important consequences for investors in our common stock, including the following:

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
The market price of our common stock has historically experienced and may continue to experience volatility. For example, during the twelve months ended December 31, 2017, the high sales price per share of our common stock on the NYSE was $15.44 and the low sales price per share was $8.40. The sales price per share of our common stock has traded as low as $2.53 in the past two years. The market price of our common stock could be subject to wide fluctuations in the future in response to the following events or factors that may vary over time and some of which are beyond our control, including but not limited to:

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
As of December 31, 2017, our revolving credit facility is subject to a borrowing base of $1.5 billion which is currently limited by total commitments of $1.2 billion. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2017, we had no outstanding borrowings under our revolving credit facility, though we may elect to borrow under that facility in the future. As of December 31, 2017, we had $70 million of letters of credit issued under the credit facility and unused borrowing capacity was $1,130 million. Any significant reduction in our borrowing base as a result of borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
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
In March 2010, the EPA announced its National Enforcement Initiatives for 2011 to 2013, which were extended by the EPA for fiscal years 2014 to 2016 and now through 2019, which include Energy Extraction and “Ensuring Energy Extraction Activities Comply with Environmental Laws.” The EPA has settled a number of high-impact cases under this initiative resulting in significant air emissions reductions, and will continue to identify the best ways to address pollution through greater use of advanced pollution monitoring and reporting techniques. This initiative could involve a large-scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.
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
Several states have adopted or considered legislation requiring the disclosure of fracturing fluids and other restrictions on hydraulic fracturing, including states in which we operate (e.g., Colorado, Texas, North Dakota and New Mexico). Certain organizations have prompted ballot initiatives at the local level that are directed at imposing restrictions on hydraulic fracturing, and such ballot initiatives may be attempted on a wider basis in one or more states where we operate. The U.S. Department of the Interior issued its final rules considering disclosure requirements or other mandates for hydraulic fracturing on federal land, which, if adopted, would affect our operations on federal lands. In June 2016, a federal judge held that the BLM had no authority to issue such regulations, and the decision was appealed to the Tenth Circuit Court of Appeals. On December 29, 2017, the BLM rescinded the rule. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business as well as delay or prevent the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing.
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
Our liabilities could be adversely affected in the event one or more of our transaction counterparties ceases to perform.
We have taken actions in recent years to enhance and streamline our asset portfolio through the divestitures of noncore assets and the monetization of certain nonstrategic assets. The agreements relating to these transactions contain provisions pursuant to which liabilities related to past and future operations have been allocated between the parties by means of liability assumptions, indemnities, escrows and similar arrangements. One or more of the counterparties in these transactions could, either as a result of a decline in oil or natural gas prices or other factors related to the historical or future operations of their respective businesses, face financial problems that may have a significant impact on its ability to perform its obligations under these agreements and its solvency and ability to continue as a going concern. In the event that any such counterparty were to become unable financially to perform its liabilities or obligations assumed and as a result become the subject of a case or proceeding under relevant insolvency laws or similar laws (which we collectively refer to as Insolvency Laws) the counterparty may not perform its obligations under the agreements related to these transactions. In that case, our remedy would be a claim in a bankruptcy proceeding or a direct action for damages for the breach of the contractual arrangement. Resolution of our damage claim in such a proceeding may be delayed or unsuccessful, and we may be forced to use available cash to cover the costs of the obligations assumed by the counterparties under such agreements should they arise.
Despite the provisions in our agreements requiring purchasers of our leasehold interests to assume certain liabilities and obligations related to such interests, if a purchaser of such interests becomes the subject of a case or proceeding under relevant Insolvency Laws and/or becomes unable financially to perform such liabilities or obligations, applicable local law and/or relevant governmental authorities could require us to perform, and hold us responsible for, such liabilities and obligations, such as the decommissioning of such transferred assets. In such event, we may be forced to use available cash to cover the costs of such liabilities and obligations should they arise.

If a court or a governmental authority were to make any of the foregoing determinations or take any of the foregoing actions, or any similar determination or action, or in circumstances where we determined that applicable law required us to perform the obligations of a counterparty, the result of such actions or circumstances could adversely impact our cash flows, operations, or financial condition.
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
In recent years, leaders in government have proposed changes to certain federal income tax provisions currently available to oil and gas exploration and production companies. Domestic energy-related changes generally discussed include, but are not limited to, (i) elimination of the ability to fully deduct intangible drilling and development costs in the year incurred;(ii) extension of the amortization period for certain geological and geophysical expenditures; and (iii) technical corrections or other subsequent revisions to recently enacted Tax Reform legislation. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. Changes to federal tax deductions, as well as any changes to or the imposition of new state or local taxes (including production, severance, or similar taxes) could negatively affect our financial condition and results of operations.
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
Cyber attacks targeting our systems and infrastructure may adversely impact our operations.
Our industry has become increasingly dependent on digital technologies to conduct daily operations. Concurrently, the industry has become the subject of increased levels of cyber-attack activity. Cyber attacks often attempt to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption and may be carried out by third parties or insiders. The techniques utilized range from highly sophisticated efforts to electronically circumvent network security to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks. Although we have not suffered material losses related to cyber attacks to date, if we were successfully attacked, we could incur substantial remediation and other costs or suffer other negative consequences. Moreover, as the sophistication of cyber attacks continues to evolve, we may be required to expend significant additional resources to further enhance our digital security or to remediate vulnerabilities.
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
We continue to be subject to a tax-sharing agreement with The Williams Companies, Inc. (“Williams”).
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
For any tax periods ending on or before the spin-off, we and our U.S. subsidiaries were included in Williams’ consolidated group for federal income tax purposes. Under the tax sharing agreement with Williams, for each period in which we were consolidated with Williams for purposes of any tax return, a pro forma tax return was prepared for us as if we filed our own consolidated return. The only open federal tax period for which we are still subject to the tax sharing agreement with Williams is 2011. For any adjustments to the 2011 pro forma tax return we will reimburse Williams for any additional taxes shown on the pro forma tax return, and Williams will reimburse us for reductions in the taxes shown on the pro forma tax return. We also have deferred tax assets that Williams was required to allocate to us by the Internal Revenue Code that could decrease or increase due to adjustments that change those allocations, whether or not related to our business. Williams effectively controls all tax decisions in connection with their 2011 consolidated income tax return. Thus, Williams will be able to choose whether to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Williams and detrimental to us.
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

Our ability to utilize our net operating loss (“NOL”) carryovers for income tax purposes to reduce future taxable income as well as our ability to utilize our minimum tax credit (“MTC”) carryovers will be limited if we undergo an ownership change.
Beginning with our 2015 tax year and continuing with our 2016 and 2017 tax years we generated an NOL that is being carried forward to future years. In addition, we have MTC carryovers available for future reductions in federal income tax or refunds. In the event that we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), our NOL and MTC carryovers generated prior to the ownership change would be subject to annual limitations, which could defer utilization or in the case of our NOL carryovers, eliminate our ability to utilize these tax losses against future taxable income. Generally, an “ownership change” occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by those shareholders at any time during the preceding three-year period. See the Critical Accounting Estimates section of Item 7 for further discussion of our Valuation of Deferred Tax Assets and Liabilities.

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

	Years Ended December 31,
	2017		2016
	High	Low	High	Low
Common Stock:
Fourth quarter	$14.55	$9.91	$16.17	$10.13
Third quarter	$11.67	$8.87	$13.92	$8.71
Second quarter	$14.08	$8.39	$11.59	$6.29
First quarter	$15.44	$11.57	$7.03	$2.53
At February 21, 2018, there were 6,770 holders of record of our common stock.
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
The performance graph below compares the cumulative five-year total return to stockholders on WPX’s common stock as compared to the cumulative five-year total returns on the Standard and Poor’s Midcap 400 Index (“MID”), and the Standard and Poor’s Oil and Gas Exploration and Production Select Industry Index (“S&P O&G”). The comparison assumed a $100 investment was made in WPX’s stock, the MID Index and the S&P O&G Index at the beginning of the period.

	As of December 31,
Total Return Analysis data:	2012	2013	2014	2015	2016	2017
WPX	$100.00	$112.16	$64.01	$31.59	$80.19	$77.44
MID	$100.00	$152.71	$165.21	$159.08	$188.88	$216.18
S&P O&G	$100.00	$131.07	$91.64	$57.99	$79.51	$71.50

Item 6.	Selected Financial Data

The following financial data at December 31, 2017 and 2016, and for each of the three years ended December 31, 2017, 2016 and 2015 should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of operations data:	(Millions, except per share amounts)
Product revenues	$1,307	$722	$655	$971	$744
Net gain (loss) on derivatives	$3	$(207)	$418	$434	$(124)
Commodity management revenue	$25	$177	$286	$1,110	$882
Total revenues	$1,336	$693	$1,366	$2,523	$1,505

Income (loss) from continuing operations(a)	$(11)	$(612)	$(4)	$256	$(1,005)
Income (loss) from discontinued operations(b)	(5)	11	(1,722)	(85)	(186)
Net income (loss)	$(16)	$(601)	$(1,726)	$171	$(1,191)
Less: Net income (loss) attributable to noncontrolling interests	—	—	1	7	(6)
Net income (loss) attributable to WPX Energy, Inc.	$(16)	$(601)	$(1,727)	$164	$(1,185)
Less: Dividends on preferred stock	15	18	9	—	—
Less: Loss on induced conversion of preferred stock	—	22	—	—	—
Net income (loss) available to WPX Energy, Inc. common stockholders	$(31)	$(641)	$(1,736)	$164	$(1,185)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(26)	$(652)	$(13)	$256	$(993)
Income (loss) from discontinued operations	$(5)	$11	$(1,723)	$(92)	$(192)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.06)	$(2.08)	$(0.06)	$1.26	$(4.95)
Income (loss) from discontinued operations	$(0.02)	$0.03	$(7.36)	$(0.45)	$(0.96)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.06)	$(2.08)	$(0.06)	$1.24	$(4.95)
Income (loss) from discontinued operations	$(0.02)	$0.03	$(7.36)	$(0.44)	$(0.96)

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet data:	(Millions)
Total assets	$8,207	$7,264	$8,393	$8,896	$8,508
Long-term debt	$2,575	$2,575	$3,189	$2,260	$1,895
Total stockholders’ equity	$4,127	$3,466	$3,535	$4,319	$4,109
Total equity, including noncontrolling interests	$4,127	$3,466	$3,535	$4,428	$4,210
 __________

(a)	Income (loss) from continuing operations includes significant pre-tax items comprised of the following:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Millions)
Net (gain) loss on sales of assets, divestment of transportation contracts or impairment of producing properties	$(111)	$22	$(349)	$15	$772
Impairment of unproved leasehold property	$—	$—	$—	$41	$317

See Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairments and asset sales in 2017, 2016 and 2015.

(b)
Income (loss) from discontinued operations includes the results of holdings in the Piceance Basin, holdings in the Powder River Basin, and Apco Oil and Gas International Inc. Significant components included in income (loss) from discontinued operations are comprised of the following:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Millions)
Piceance pre-tax impairments, including impairment of producing properties, costs of acquired unproved reserves and exploratory area well costs	$—	$—	$2,334	$72	$88
Powder River pre-tax impairments	$—	$—	$16	$45	$192
Net pre-tax gain (loss) on divestments	$—	$(51)	$26	$—	$—
Powder River gain on sale of deep rights leasehold	$—	$—	$—	$—	$(36)
Loss on sale of working interests in the Piceance Basin	$—	$—	$—	$196	$—

See Note 3 of Notes to Consolidated Financial Statements for further discussion of discontinued operations in 2017, 2016 and 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and Basis of Presentation
We are an independent oil and natural gas exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting, developing and growing our oil positions in the Delaware and San Juan Basins in the southwestern United States and the Williston Basin in North Dakota. In December 2017, we sold our natural gas position in the San Juan Basin. Associated with our commodity production are sales and marketing activities, which include oil and natural gas purchased from working interest owners in operated wells and other area third-party producers and, to a lesser extent, the management of various natural gas related contracts such as transportation and storage. The revenues and expenses related to these sales and marketing activities are reported on a gross basis as part of commodity management revenues and costs and expenses.
On August 17, 2015, we completed the acquisition of privately-held RKI Exploration & Production, LLC (“RKI”) (the “RKI Acquisition”) expanding our operations into the Delaware Basin in New Mexico and Texas. We further expanded our operations in the Delaware Basin through the acquisition of certain assets from Panther Energy Company II, LLC and Carrier Energy Partners, LLC (the “Panther Acquisition”). See Note 2 of Notes to Consolidated Financial Statements for a further discussion regarding these acquisitions.
In February 2018, we announced that we signed an agreement to sell our holdings in the San Juan Basin’s Gallup oil play for $700 million to an undisclosed third party. Closing is expected to occur in the first quarter. As previously noted, we divested of our legacy natural gas assets in the San Juan Basin in December 2017. Upon closing of the most recent transaction, we will no longer have a significant presence in the San Juan Basin. See Note 17 of Notes to Consolidated Financial Statements.
In addition to the operations discussed above, we previously had operations in the Piceance Basin in Colorado until April 8, 2016 and the Powder River Basin in Wyoming until September 1, 2015. For all periods presented, the results of the Piceance Basin and Powder River Basin are reported as discontinued operations. See Note 3 of Notes to Consolidated Financial Statements for further discussion of our discontinued operations. Unless indicated otherwise, the following discussion relates to continuing operations.
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
Overview

Production (based on Mboe)

The following table presents our production volumes for 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Production Sales Volume Data(a):
Oil (Mbbls)	22,362	15,178	12,479
Natural gas (MMcf)	76,102	72,842	66,187
NGLs (Mbbls)	5,037	3,645	2,412
Combined equivalent volumes (Mboe)	40,083	30,963	25,922
Production Sales Volume Per Day(a):
Oil (Mbbls/d)	61.3	41.5	34.2
Natural Gas (MMcf/d)	208	199	181
NGL (Mbbls/d)	13.8	10.0	6.6
Combined equivalent volumes (Mboe/d)	109.8	84.6	71.0
 __________

(a)	Excludes production from our discontinued operations.

Product Revenues
The following table presents our financial highlights for 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Financial Data (millions):
Total product revenues	$1,307	$722	$655
Total revenues	$1,336	$693	$1,366
Operating income (loss)	$43	$(731)	274
Capital expenditure activity(a)	$(1,232)	$(584)	$(865)
 __________

(a)
Includes capital expenditures related to discontinued operations of $27 million and $184 million for the years ended December 31, 2016 and 2015 respectively, and excludes capital expenditures related to acquisitions.

Our 2017 operating results were $774 million favorable compared to 2016. The primary items impacting 2017 results compared to 2016 results include:

•	$585 million increase in product revenues, primarily oil sales, of which $261 million related to higher oil volumes and $217 million related to higher oil prices;

•	$210 million favorable change in net gain (loss) on derivatives;

•
$111 million net gain on sales of assets and impairment of producing properties for 2017 compared to $22 million net loss on sales of assets and divestment of transportation contracts for 2016 (see Note 5 of Notes to Consolidated Financial Statements); and

•	$40 million decrease in general and administrative expenses.

Offset by

•	$165 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and

•	$59 million higher exploration costs (see Note 5 of Notes to Consolidated Financial Statements).

Our 2016 operating results were $1,005 million unfavorable compared to 2015. The primary items impacting 2016 results compared to 2015 results include:

•	$625 million unfavorable change in net gain (loss) on derivatives from a gain of $418 million to a loss of $207 million. Increases in forward prices during 2016 drove the 2016 loss;

•	$56 million unfavorable change in net commodity management margin;

•	$95 million higher depreciation expense; and

•
the absence of $349 million of gain on sale of assets and divestment of transportation contracts and impairment of producing properties in 2015 compared to $22 million net loss for 2016 (see Note 5 of Notes to Consolidated Financial Statements).

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
Outlook
In 2017, we reached two major milestones for our company: oil production of 50,000 barrels per day and then 75,000 barrels per day. Also in 2017, we closed a transaction with Howard Energy Partners (“Howard”) to jointly develop midstream infrastructure in the Delaware Basin specifically focused on crude oil gathering and natural gas processing and we received $349 million in cash (see Note 6 of Notes to Consolidated Financial Statements). As previously noted, we signed an agreement in 2018 to sell our remaining interests in the San Juan Basin. We expect to use a significant portion of the proceeds to reduce our debt. The latest transaction signals our confidence in the two remaining core positions in the Delaware (Permian) and Williston Basins. We believe we are well positioned for prudent growth assuming a near-term commodity environment of approximately $40 to $60 per barrel. Our growth plan through the end of 2018, both volumes and cash flow, is another important step in the transformation of the company in an effort to improve our leverage metrics along with other per Boe metrics. In addition, we plan to be cash-flow positive in 2019. However, the oil and gas industry is a challenging environment and appropriate adjustments would be made if we foresee market conditions change and that future commodity prices will remain at or outside the boundaries of the range mentioned above for an extended period of time.
Our capital budget for 2018 is $1,160 million to $1,310 million, including amounts for land, midstream and equity investments. Planned capital for drilling and completions is $1,040 million to $1,110 million. The plan contemplates deploying a comparable rig count compared to 2017, completing an inventory of 38 DUCs at year-end 2017, adding a third frac crew in the Delaware Basin and drilling longer laterals in the Delaware. The 2018 budget is designed to fund 7 rigs and 3 rigs in the Delaware and Williston Basins, respectively.
Our December 31, 2017 liquidity totaled approximately $1.3 billion, reflecting amounts available under the Credit Facility and cash on hand. Excluding any future borrowings on the Credit Facility, our next debt maturity of $350 million is not due until 2020. We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
As we execute on our long-term strategy, we continue to operate with a focus on increasing shareholder value and investing in our businesses in a way that enhances our competitive position by:

•	continuing to grow our oil production and reserves through the development of our positions in the Delaware and Williston Basins;

•	continuing to pursue cost improvements and efficiency gains;

•	employing new technology and operating methods;

•	continuing to invest in projects to assess resources and add new development opportunities to our portfolio;

•	retaining the flexibility to make adjustments to our planned levels and allocation of capital investment expenditures in response to changes in economic conditions or business opportunities; and

•	continuing to maintain an active economic hedging program around our commodity price risks.
Potential risks or obstacles that could impact the execution of our plan include:

•	lower than anticipated energy commodity prices;

•	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment supplies, skilled labor or transportation;

•	lower than expected results from acquisitions;

•	higher capital costs of developing our properties, including the impact of inflation;

•	lower than expected levels of cash flow from operations;

•	counterparty credit and performance risk;

•	general economic, financial markets or industry downturn;

•	unavailability of capital either under our revolver or access to capital markets;

•	changes in the political and regulatory environments; and

•	decreased drilling success.
With the exception of potential impairments, we continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. Commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel for a brief time over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our predominantly oil proved properties is $5.2 billion (including the San Juan Basin). In addition, the net book value associated with unproved leasehold is approximately $2.2 billion and is primarily associated with our Delaware Basin properties. See our discussion of impairment of long-lived assets in our Critical Accounting Estimates discussion later in this section.

Results of Operations
2017 vs. 2016
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Revenues:
Oil sales	$1,029	$551	$478	87%
Natural gas sales	163	125	38	30%
Natural gas liquid sales	115	46	69	150%
Total product revenues	1,307	722	585	81%
Net gain (loss) on derivatives	3	(207)	210	NM
Commodity management	25	177	(152)	(86)%
Other	1	1	—	—%
Total revenues	$1,336	$693	$643	93%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:

•
$478 million increase in oil sales reflects $261 million related to higher production sales volumes and $217 million related to higher sales prices for 2017 compared to 2016. The increase in production sales volumes primarily relates to our Williston and Delaware Basins. The Delaware, Williston and San Juan Basin volumes were 22.0, 30.0 and 9.3 Mbbls per day, respectively, for 2017 compared to 13.0, 20.8 and 7.6 Mbbls per day, respectively, for 2016. The following table reflects oil and condensate production prices and volumes for 2017 and 2016.

	Years ended December 31,
	2017	2016

Oil sales (per barrel)	$46.02	$36.31
Impact of net cash (paid) received related to settlement of derivatives (per barrel)(a)	(0.27)	12.50
Oil net price including all derivative settlements (per barrel)	$45.75	$48.81

Oil production sales volumes (Mbbls)	22,362	15,178
Per day oil production sales volumes (Mbbls/d)	61.3	41.5
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$38 million increase in natural gas sales reflects $32 million related to higher sales prices and $6 million increase related to higher production sales volumes for 2017 compared to 2016. The increase in our production sales volumes occurred primarily in our Delaware Basin partially offset by decreased volumes in the San Juan Basin and the absence of volumes due to the sales of our natural gas producing properties in the Appalachian and Green River Basins. The San Juan Basin volumes were 112 MMcf per day in 2017 and 125 MMcf per day in 2016. The following table reflects natural gas production prices and volumes for 2017 and 2016.

	Years ended December 31,
	2017	2016

Natural gas sales (per Mcf)	$2.14	$1.72
Impact of net cash received related to settlement of derivatives (per Mcf)(a)	0.13	1.53
Natural gas net price including all derivative settlements (per Mcf)	$2.27	$3.25

Natural gas production sales volumes (MMcf)	76,102	72,842
Per day natural gas production sales volumes (MMcf/d)	208	199
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$69 million increase in natural gas liquids sales is due to $53 million related to higher NGL sales prices and $17 million related to higher production sales volumes for 2017 compared to 2016. The increase in our production sales volumes is due to our Delaware Basin. The following table reflects NGL production prices and volumes for 2017 and 2016.

	Years ended December 31,
	2017	2016

NGL sales (per barrel)	$22.91	$12.48

NGL production sales volumes (Mbbls)	5,037	3,645
Per day NGL production sales volumes (Mbbls/d)	13.8	10.0

•
$210 million favorable change in net gain (loss) on derivatives primarily reflects a favorable change from a loss of $207 million in 2016 to a gain of $3 million in 2017. Settlements from our derivatives totaled $4 million for 2017 and $302 million for 2016.

•
$152 million decrease in commodity management revenues primarily due to lower natural gas sales volumes. Our volumes were higher in 2016 due in part to a short-term marketing agreement with the buyer of the Piceance Basin operations and the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. A similar decrease is reflected in the $181 million decrease in related commodity management costs and expenses, discussed below. Currently, we do not expect commodity management revenue or expenses to be significant in the future.

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Mboe Expense
	2017	2016			2017	2016
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$673	$623	$(50)	(8)%	$16.79	$20.11
Lease and facility operating	218	163	(55)	(34)%	$5.44	$5.26
Gathering, processing and transportation	94	76	(18)	(24)%	$2.34	$2.45
Taxes other than income	102	60	(42)	(70)%	$2.55	$1.94
Exploration	101	42	(59)	(140)%
General and administrative:
General and administrative expenses	144	181	37	20%	$3.57	$5.84
Equity based compensation	30	33	3	9%	$0.76	$1.06
Total general and administrative	174	214	40	19%	$4.33	$6.90
Commodity management, including charges for unutilized pipeline capacity	27	208	181	87%
Net (gain) loss—sales of assets and divestment of transportation contracts and impairment of producing properties (Note 5)	(111)	22	133	NM
Other—net	15	16	1	6%
Total costs and expenses	$1,293	$1,424	$131	9%
Operating income (loss)	$43	$(731)	$774	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant components on our costs and expenses are comprised of the following:

•
$50 million increase in depreciation, depletion and amortization is primarily due to increased production volumes offset by a $3.32 per Boe decrease in rate which was impacted by an increase in the reserves due to an increase in the 12-month average price and the addition of new wells with lower relative cost per Boe. A portion of the rate decrease is due to ceasing depletion on natural gas-producing properties in the San Juan Basin that were held for sale in the fourth quarter of 2017. Excluding these properties, the rate per Mboe would have been $18.51 and $22.98 for 2017 and 2016, respectively.

•	$55 million increase in lease and facility operating expenses primarily related to increased production volumes.

•
$18 million increase in gathering, processing and transportation primarily due higher costs in the San Juan Basin as a result of the sale of the gathering system in March of 2016, a one-time adjustment for disallowed gathering and processing deduction for federal royalties in the San Juan Basin and higher volumes in the Delaware Basin.

•	$42 million increase in taxes other than income primarily relates to increased product revenues.

•
$59 million increase in exploration expenses is primarily due to unproved leasehold property impairment, amortization and expiration in 2017 which includes costs associated with certain expired leases in the Permian Basin in excess of the accumulated amortization balance recorded during first-quarter 2017. These leases were renewed in second-quarter 2017. See Note 5 of Notes to Consolidated Financial Statements.

•
$40 million decrease in general and administrative expenses primarily due to workforce reductions. In addition, 2016 included $15 million for severance and relocation costs associated with workforce reductions in third-quarter 2016 and office consolidations. We will continually challenge our levels of general and administrative costs; however, we believe our organizational size is conducive for future growth. Excluding the severance and relocation costs, total general and administrative expenses would have averaged $6.43 per Boe for 2016.

•
$181 million decrease in commodity management expenses is primarily due to lower natural gas purchase volumes for 2017 compared to 2016. The higher volumes in 2016 were due in part to the marketing of the volumes for the purchaser of our Piceance Basin operations and the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. Also included in commodity management expenses for 2016 is $27 million for unutilized pipeline capacity related to divested transportation contracts.

•
$111 net gain on sales of assets in 2017 primarily related to $103 million of gains on exchanges of leasehold acreage in the Delaware Basin and $56 million from recognition of deferred gains related to completion of commitments from prior years dispositions, offset by a $60 million impairment charge in the third quarter of 2017 related to the San Juan Basin producing properties then held for sale. The $22 million net loss on sales of assets and divestment of transportation contracts in 2016 is primarily comprised of a $238 million loss on the divestment of transportation obligations offset by $217 million of recognized gains related to the sale of the San Juan Basin gathering system. See Note 5 of Notes to Consolidated Financial Statements for further discussion of these items.

Results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Operating income (loss)	$43	$(731)	$774	NM
Interest expense	(188)	(207)	19	9%
Loss on extinguishment of debt	(17)	(1)	(16)	NM
Investment income and other	3	2	1	50%
Loss from continuing operations before income taxes	(159)	(937)	778	83%
Benefit for income taxes	(148)	(325)	(177)	(54)%
Loss from continuing operations	(11)	(612)	601	98%
Income (loss) from discontinued operations	(5)	11	(16)	NM
Net loss	$(16)	$(601)	$585	97%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The decrease in interest expense primarily relates to lower level of debt outstanding in 2017 compared to 2016.
In the third quarter of 2017, we issued $150 million of debt onto our 2024 Notes and extinguished $150 million of the 2020 Notes. As a result, we recorded a loss on extinguishment of debt of $17 million in 2017.
The benefit for income taxes for 2017 was less than the benefit in 2016 primarily due to lower pretax loss from continuing operations before income taxes in 2017 compared to 2016 offset by the $97 million impact to our net deferred tax liability of the enacted tax law change reducing the federal statutory rate from 35 percent to 21 percent. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods. Our effective rate in future periods may be impacted by a valuation allowance on federal NOL carryovers (see Note 10 of Notes to Consolidated Financial Statements).
Income from discontinued operations in 2016 included activity from the Piceance Basin which was sold in the second quarter of 2016. In conjunction with our exit from the Powder River Basin in 2015, we recorded a liability in 2015 related to retained future commitments under gathering, processing and transportation contracts in the Powder River Basin. In 2017, we increased the remaining liability for a change in estimate of third-party recoveries of future gathering and processing fees due to recent collectability issues. Other items in 2017 include accretion on the liability for these contracts partially offset by $10 million of severance tax refunds in the Piceance Basin related to prior years. See Note 3 of Notes to Consolidated Financial Statements.

2016 vs. 2015
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2016	2015
	(Millions)
Revenues:
Oil sales	$551	$494	$57	12%
Natural gas sales	125	138	(13)	(9)%
Natural gas liquid sales	46	23	23	100%
Total product revenues	722	655	67	10%
Net gain (loss) on derivatives	(207)	418	(625)	NM
Commodity management	177	286	(109)	(38)%
Other	1	7	(6)	(86)%
Total revenues	$693	$1,366	$(673)	(49)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:

•
$57 million decrease in oil sales reflects $107 million related to higher production sales volumes partially offset by a $50 million related to lower sales prices for 2016 compared to 2015. The increase in production sales volumes relates to our Delaware Basin which was acquired on August 17, 2015. The Delaware Basin volumes were 13.0 Mbbls per day for 2016 compared to 3.5 Mbbls per day for 2015. Delaware Basin volumes from the RKI acquisition date to December 31, 2015 were 9.2 Mbbls per day. The following table reflects oil and condensate production prices and volumes for 2016 and 2015.

	Years ended December 31,
	2016	2015

Oil sales (per barrel)	$36.31	$39.61
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	12.50	31.21
Oil net price including all derivative settlements (per barrel)	$48.81	$70.82

Oil production sales volumes (Mbbls)	15,178	12,479
Per day oil production sales volumes (Mbbls/d)	41.5	34.2
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

	Years ended December 31,
	2016	2015

Natural gas sales (per Mcf)	$1.72	$2.08
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	1.53	3.93
Natural gas net price including all derivative settlements (per Mcf)	$3.25	$6.01

Natural gas production sales volumes (MMcf)	72,842	66,187
Per day natural gas production sales volumes (MMcf/d)	199	181
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$23 million decrease in natural gas liquids sales is due to $12 million related to higher production sales volumes and $11 million related to higher NGL sales prices for 2016 compared to 2015. The following table reflects NGL production prices and volumes for 2016 and 2015.

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

•
$109 million decrease in commodity management revenues primarily due to lower average prices on physical natural gas sales as well as lower natural gas and crude sales volumes. The decrease in volumes primarily resulted from reduced activity following the sale of a package of marketing contracts in the second quarter of 2015 and release of certain related firm transportation capacity in the first and second quarters of 2015 (see Note 5 of Notes to Consolidated Financial Statements). The decrease in volumes was partially offset by the sale of production volumes pursuant to a short-term marketing agreement with the buyer of the Piceance Basin operations. This agreement ended June 30, 2016. The decrease in the sales price was greater than the decrease in the purchase price as reflected in the $53 million decrease in related commodity management costs and expenses, discussed below.

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Mboe Expense
	2016	2015			2016	2015
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$623	$528	$(95)	(18)%	$20.11	$20.39
Lease and facility operating	163	145	(18)	(12)%	$5.26	$5.59
Gathering, processing and transportation	76	64	(12)	(19)%	$2.45	$2.48
Taxes other than income	60	62	2	3%	$1.94	$2.38
Exploration	42	85	43	51%
General and administrative:
General and administrative expenses	181	179	(2)	(1)%	$5.84	$6.95
Equity based compensation	33	31	(2)	(6)%	$1.06	$1.17
Total general and administrative	214	210	(4)	(2)%	$6.90	$8.12
Commodity management, including charges for unutilized pipeline capacity	208	261	53	20%
Net (gain) loss—sales of assets and divestment of transportation contracts and impairment of producing properties (Note 5)	22	(349)	(371)	NM
Acquisition costs	—	23	23	100%
Other—net	16	63	47	75%
Total costs and expenses	$1,424	$1,092	$(332)	(30)%
Operating income (loss)	$(731)	$274	$(1,005)	NM
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

•
General and administrative expenses for both 2016 and 2015 include $15 million for severance and relocation costs associated with workforce reductions and office consolidations. We will continually challenge our levels of general and administrative costs; however, we believe our organizational size is conducive for future growth. Excluding the severance and relocation costs in 2016 and 2015, general and administrative expenses would have averaged $6.43 per Boe for 2016 and $7.52 per Boe for 2015.

•
$53 million decrease in commodity management expenses is primarily due to lower purchase volumes, as well as lower average prices on physical natural gas cost of sales for 2016 compared to 2015. The decrease in volumes primarily resulted from reduced activity following the sale of a package of marketing contracts in the second quarter of 2015 and release of certain related firm transportation capacity in the first and second quarters of 2015 (see Note 5 of Notes to Consolidated Financial Statements). The decrease in volumes is partially offset by the sale of production volumes pursuant to our purchase agreement with the buyer of the Piceance Basin operations. This agreement ended June 30, 2016. Also included in commodity management expenses are $27 million and $38 million, respectively, for 2016 and 2015 for unutilized pipeline capacity.

•
$22 million net loss on sales of assets and divestment of transportation contracts in 2016 primarily comprised of a $238 million loss on the divestment of transportation obligations offset by $217 million of recognized gains related to the sale of the San Juan Basin gathering system. The $349 million net gain in 2015 primarily related to a $209 million gain on the sale of a package of marketing contracts and release of certain related firm transportation capacity in the second quarter of 2015, $70 million from the sale of a North Dakota gathering system in the fourth quarter of 2015 and a net gain of $69 million on the sale of a portion of our Appalachian Basin assets in the first quarter of 2015. (See Note 5 of Notes to Consolidated Financial Statements for further discussion of these sales).

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

Results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2016	2015
	(Millions)
Operating income (loss)	$(731)	$274	$(1,005)	NM
Interest expense	(207)	(187)	(20)	(11)%
Loss on extinguishment of debt	(1)	(65)	64	98%
Investment income and other	2	(2)	4	NM
Income (loss) from continuing operations before income taxes	(937)	20	(957)	NM
Provision (benefit) for income taxes	(325)	24	349	NM
Loss from continuing operations	(612)	(4)	(608)	NM
Income (loss) from discontinued operations	11	(1,722)	1,733	NM
Net loss	(601)	(1,726)	1,125	65%
Less: Net income (loss) attributable to noncontrolling interests	—	1	(1)	(100)%
Net income (loss) attributable to WPX Energy, Inc.	$(601)	$(1,727)	$1,126	65%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to a full year of interest on the notes issued in the third quarter of 2015, partially offset by the absence in 2016 of $16 million of fees expensed in 2015 associated with acquisition bridge financing arrangements related to the RKI Acquisition.
The loss on extinguishment of debt in 2015 related to the satisfaction and discharge of RKI’s senior notes, including a make whole premium, at the time of the closing of the RKI Acquisition (see Note 2 of Notes to Consolidated Financial Statements).
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
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital and capital expenditures while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2018 are cash on hand, expected cash flows from operations, anticipated proceeds from the sales of the remaining San Juan Basin properties and non-core assets, and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to pursue our business strategy and goals through at least 2018. Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities. In addition, we will further reduce debt and/or interest expense by seeking to retire, purchase or exchange our outstanding debt through cash purchases and/or exchanges for equity or debt securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We note the following assumptions for 2018 capital expenditures:

•
our planned capital expenditures, excluding acquisitions, are estimated to be approximately $1,160 million to $1,310 million of which $1,040 million to $1,110 million relates to drilling and completions, including facilities; and

•	we have hedged a portion of our anticipated 2018 and 2019 oil and gas production as disclosed in Commodity Price Risk Management following this section.
Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices or inflation on operating costs;

•	lower than anticipated proceeds from asset sales;

•	significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold;

•	reduced access to our credit facility pursuant to our financial covenants; and

•	higher than expected development costs, including the impact of inflation.
Credit Facility
On March 18, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility is a senior secured revolving credit facility with $1.2 billion in commitments and a maturity date of October 28, 2019. The Borrowing Base was increased to $1.5 billion in October 2017 and is in excess of commitments which remained at $1.2 billion. This Borrowing Base will remain in effect until the next Redetermination Date as set forth in the Credit Facility. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility see Note 9 of Notes to Consolidated Financial Statements. As of December 31, 2017, WPX had no borrowings outstanding, had $70 million of letters of credit issued under the Credit Facility and was in compliance with our financial covenants under the credit agreement. Our unused borrowing availability was $1,130 million as of December 31, 2017.
Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing oil and gas properties, we enter into derivative contracts for a portion of our future production (see Note 16 of Notes to Consolidated Financial Statements). We chose not to designate our derivative contracts associated with our future production as cash flow hedges for accounting purposes. We have the following contracts as of February 21, 2018 shown at weighted average volumes and basin-level weighted average prices:

Crude Oil	2018		2019
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	56,979	$52.72	34,000	$52.30
Fixed Price Calls—WTI	13,000	$58.89	5,000	$54.08
Basis Swaps— Midland	14,496	$(0.86)	20,000	$(0.93)
Basis Swaps— Nymex Calendar Monthly Avg Roll	20,000	$0.03	20,000	$0.11

Natural Gas	2018		2019
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	132	$2.99	50	$2.88
Fixed Price Calls—Henry Hub	16	$4.75	—	$—
Basis Swaps—San Juan	23	$(0.01)	—	$—
Basis Swaps—Permian	48	$(0.31)	25	$(0.39)
Basis Swaps—Waha	15	$0.93	45	$0.07
Basis Swaps—Houston Ship Channel	43	$(0.08)	30	$(0.09)

Natural Gas Liquids	2018		2019
	Volume (Bbls/d)	Weighted Average Price ($/Gal)	Volume (Bbls/d)	Weighted Average Price ($/Gal)
Fixed Price Swaps—Ethane-Mont Belvieu	3,078	$0.29	—	$—
Fixed Price Swaps—Propane-Conway	900	$0.79	—	$—
Fixed Price Swaps—Propane-Mont Belvieu	3,604	$0.80	—	$—
Fixed Price Swaps—Iso Butane-Mont Belvieu	651	$0.91	—	$—
Fixed Price Swaps—Normal Butane-Mont Belvieu	1,701	$0.90	—	$—
Fixed Price Swaps—Natural Gasoline-Mont Belvieu	1,401	$1.31	—	$—

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

Standard and Poor’s
Corporate Credit Rating	BB-
Senior Unsecured Debt Rating	BB-
Outlook	Stable
Moody’s Investors Service
LT Corporate Family Rating	B2
Senior Unsecured Debt Rating	B3
Outlook	Stable

Sources (Uses) of Cash

	Years Ended December 31,
	2017	2016	2015
	(Millions)
Net cash provided (used) by:
Operating activities	$507	$268	$819
Investing activities	(1,438)	310	(1,316)
Financing activities	624	(120)	465
Increase (decrease) in cash and cash equivalents	$(307)	$458	$(32)
Operating activities
Net cash provided by operating activities increased in 2017 from 2016 primarily due to higher commodity prices and higher production volumes in 2017, partially offset by lower realizations on our derivatives and higher operating costs.
Our net cash provided by operating activities decreased in 2016 from 2015 primarily due to decreases of $315 million in net settlements received on derivatives and a decrease in cash provided by discontinued operations.
Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $25 million and $187 million for 2016 and 2015, respectively. Cash outflows related to previous accruals for Powder River Basin gathering and transportation contracts retained were $53 million, $53 million and $14 million for 2017, 2016 and 2015, respectively.

Investing activities
The table below includes cash and incurred capital expenditures for drilling and completions and capital expenditures for land acquisitions.

	Years Ended December 31,
	2017	2016	2015
	(Millions)
Cash capital expenditures for drilling and completions:
Continuing operations	$981	$431	$730
Discontinued operations	—	29	234
Total	$981	$460	$964

Capital expenditures incurred for drilling and completions:
Continuing operations	$1,048	$450	$563
Discontinued operations	—	22	170
Total	$1,048	$472	$733

Land acquisitions	$65	$85	$59
Significant components related to proceeds from the sale of our domestic assets and international interests are comprised of the following:
2017

•
$155 million related to the sale of our natural gas-producing properties in the San Juan Basin (see Note 5 of Notes to Consolidated Financial Statements). We anticipate receiving approximately $21 million upon post-closings.

2016

•	$862 million for the sale of WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations to Terra Energy Partners, LLC (see Note 3 of Notes to Consolidated Financial Statements); and

•	$280 million for the sale of our San Juan Basin gathering system during the first quarter of 2016 (see Note 5 of Notes to Consolidated Financial Statements).
2015

•
$291 million after selling expenses but before $17 million of cash on hand at Apco as of the closing date, for the divestiture of our 69 percent controlling equity interest in Apco and additional Argentina-related assets to Pluspetrol (see Note 3 of Notes to Consolidated Financial Statements);

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
Cash provided by investing activities in 2016 was impacted by a $238 million divestment of certain transportation contracts (see Note 5 of Notes to Consolidated Financial Statements). Cash used by investing activities in 2015 includes $209 million for the sale of a package of marketing contracts and release of certain related firm transportation capacity in the Northeast during May 2015 (see Note 5 of Notes to Consolidated Financial Statements).
Net cash used in investing activities for the year ended December 31, 2017 includes $798 million related to the Panther Acquisition. During 2015, we successfully closed the purchase of RKI and paid approximately $1.2 billion in cash, net of cash acquired and net of certain distributions. See Note 2 of Notes to Consolidated Financial Statements.
Investing activities in 2017 includes net proceeds of $338 million from the formation of the joint venture with Howard (see Note 6 of Notes to Consolidated Financial Statements).

Financing activities
The following are significant financing activities by year:
2017

•	In January 2017, we completed an equity offering of 51.675 million shares for net proceeds of approximately $670 million in conjunction with the Panther Acquisition.

•	$15 million of preferred stock dividends; and

•	$148 million of net proceeds related to the issuance of additional notes due 2024 partially offset by a payment of $165 million, including premium, to repurchase some of our 2020 Senior Notes.
2016

•	In June 2016, we completed an equity offering of 56.925 million shares of our common stock for net proceeds of approximately $538 million;

•	net repayments under the Credit Facility of $265 million;

•	$355 million repayment of our Senior Notes due 2017;

•	$18 million of preferred stock dividends; and

•	$10 million of cash paid as an inducement for the conversion of a portion of outstanding preferred stock to common stock.
2015

•
Equity offerings of (a) 30 million shares of our common stock for net proceeds of approximately $292 million and (b) $350 million of aggregate liquidation preference of 6.25% series A mandatory convertible preferred stock for net proceeds of approximately $339 million (see Note 14 of Notes to Consolidated Financial Statements);

•
debt offerings of (a) $500 million aggregate principal amount of 7.500% senior unsecured notes due 2020 and (b) $500 million aggregate principal amount of 8.250% senior unsecured notes due 2023 (see Note 9 of Notes to Consolidated Financial Statements);

•
payment of long term debt includes cash used to retire $600 million of outstanding debt on RKI’s revolving credit facility and $455 million for the satisfaction and discharge of RKI’s senior notes which includes a $55 million make-whole premium;

•	net payments under the Credit Facility of $15 million. In August 2015, we utilized borrowings under the Credit Facility for the RKI Acquisition; and

•	$40 million in payments for debt issuance costs and acquisition bridge financing fees for the debt offerings and revolver amendments.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at December 31, 2017 and December 31, 2016.

Contractual Obligations
The table below summarizes the maturity dates of our contractual obligations at December 31, 2017.

	2018	2019 – 2020	2021 – 2022	Thereafter	Total
	(Millions)
Long-term debt, including current portion:
Principal	$—	$350	$1,100	$1,150	$2,600
Interest	168	335	250	109	862
Operating leases and associated service commitments:
Drilling rig commitments(a)	16	—	—	—	16
Other	15	10	5	—	30
Transportation commitments(b)	55	117	77	279	528
Oil and gas activities(c)	137	213	173	223	746
Financial derivatives(d)	191	84	—	—	275
Other	11	10	2	1	24
Total obligations	$593	$1,119	$1,607	$1,762	$5,081
 __________

(a)	Includes materials and services obligations associated with our drilling rig contracts.

(b)
Includes firm demand obligations of $75 million of which $67 million is recorded as a liability as of December 31, 2017. A liability was recorded in 2015 in conjunction with our exit from the Powder River Basin (see Note 3 of Notes to Consolidated Financial Statements). Excludes additional commitments totaling $137 million associated with exercise of an option to acquire additional pipeline capacity in the Delaware Basin subsequent to year end.

(c)
Includes gathering, processing and other oil and gas related services commitments of which $34 million is recorded as a liability as of December 31, 2017. Liabilities were recorded in 2015 in conjunction with our exit from the Powder River Basin and associated with an abandoned area in the Appalachian Basin. Approximately $317 million associated with our San Juan Basin operations will be assumed by the purchaser (see Note 17 of Notes to Consolidated Financial Statements). Excluded are liabilities associated with asset retirement obligations totaling $15 million as of December 31, 2017. The ultimate settlement and timing of asset retirement obligations cannot be precisely determined in advance; however, we estimate that approximately 35 percent of this liability will be settled in the next five years.

(d)
Obligations for financial derivatives are based on market information as of December 31, 2017, and assume contracts remain outstanding for their full contractual duration. Because market information changes daily and is subject to volatility, significant changes to the values in this category may occur.

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
In our management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are as follows:

Successful Efforts Method of Accounting for Oil and Gas Exploration and Production Activities
We use the successful efforts method of accounting for our oil- and gas-producing activities. Estimated oil and natural gas reserves and estimated market prices for oil and gas are a significant part of our financial calculations. Following are examples of how these estimates affect financial results:

•	an increase (decrease) in estimated proved oil, natural gas and NGL reserves can reduce (increase) our unit-of-production depreciation, depletion and amortization rates; and

•	changes in oil, natural gas, and NGL reserves and estimated market prices both impact projected future cash flows from our properties. This, in turn, can impact our periodic impairment analyses.
The process of estimating oil and natural gas reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data. After being estimated internally, approximately 99 percent of our reserves estimates are audited by independent experts. The data may change substantially over time as a result of numerous factors, including the historical 12 month weighted average price, additional development cost and activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserves estimates could occur from time to time. Such changes could trigger an impairment of our oil and gas properties and have an impact on our depreciation, depletion and amortization expense prospectively. For example, a change of approximately 10 percent in our total oil and gas reserves could change our annual depreciation, depletion and amortization expense between approximately $59 million and $72 million. The actual impact would depend on the specific basins impacted and whether the change resulted from proved developed, proved undeveloped or a combination of these reserves categories.
Estimates of future commodity prices, which are utilized in our impairment analyses, consider market information including published forward oil and natural gas prices. The forecasted price information used in our impairment analyses is consistent with that generally used in evaluating our drilling decisions and acquisition plans. Prices for future periods impact the production economics underlying oil and gas reserve estimates. In addition, changes in the price of oil and natural gas also impact certain costs associated with our underlying production and future capital costs. The prices of oil and natural gas are volatile and change from period to period, thus impacting our estimates. Significant unfavorable changes in the estimated future commodity prices could result in an impairment of our oil and gas properties. See impairments of long-lived assets below.
We record the cost of leasehold acquisitions as incurred. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. Changes in our assumptions regarding the estimates of the nonproductive portion of these leasehold acquisitions could result in impairment of these costs. Upon determination that specific acreage will not be developed, the costs associated with that acreage would be impaired. Additionally, our leasehold costs are evaluated for impairment if the proved property costs in the basin are impaired. Our capitalized lease acquisition costs totaled $2.2 billion at December 31, 2017 and is primarily associated with our Delaware Basin acreage.
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
We assess our proved properties for impairment using estimates of future undiscounted cash flows. Significant judgments and assumptions are inherent in these assessments and include estimates of reserves quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), drilling plans, expected capital and lease operating costs. The assessment performed as of December 31, 2017 did not identify any properties with a carrying value in excess of those estimated undiscounted cash flows. Therefore, no impairment charges were recorded in 2017 based on this assessment.
The assessments described above included approximately $5.2 billion of net book value associated with our predominantly oil proved properties. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. As previously noted

within “Successful Efforts Method of Accounting for Oil and Gas Exploration and Production Activities”, estimated natural gas and oil reserves and estimated market prices for oil and gas are a significant part of our impairment analysis. Commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel for a brief time over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. Over 47 percent of our future production considered in the impairment assessment is in years 2023 and beyond. If the estimated commodity revenues (only one of the many estimates involved) of the predominately oil proved properties reviewed but for which impairment charges were not recorded were lower by 20 to 30 percent, these properties could be at risk for impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant.
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
As of December 31, 2017, our assessment of federal net operating loss carryovers was that no valuation allowance was required, however, a future pretax loss or limitations due to an ownership change may result in the need for a valuation allowance on our deferred tax assets.
The determination of our state deferred tax requires judgment as our effective state deferred tax rate can change periodically based on changes in our operations. Our effective state deferred tax rate is based upon our current entity structure and the jurisdictions in which we operate.
Purchase Accounting
We periodically acquire assets and assume liabilities in transactions accounted for as business combinations, such as the RKI and Panther acquisitions. In connection with a business combination, we must allocate the fair value of consideration given to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. Deferred taxes must be recorded for any differences between the assigned values and tax bases of the acquired assets and assumed liabilities. Any excess or shortage of amounts assigned to assets and liabilities over or under the purchase price is recorded as a gain on bargain purchase or goodwill. The amount of goodwill or gain on bargain purchase recorded in any particular business combination can vary significantly depending upon the values attributed to assets acquired and liabilities assumed. In addition, estimates of fair value may not be completed as of the filing date and therefore, adjustments to the purchase price allocation would be finalized in future periods, not to exceed one year from the acquisition date.
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
Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in higher depreciation, depletion and amortization expense, which results in lower net earnings or a higher net loss. A lower fair value assigned to property and related deferred taxes may result in the recording of goodwill. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value, or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows but would result in a decrease in net income or increase in net loss for the period in which the impairment is recorded. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding our purchase price allocations.
Fair Value Measurements
A small portion of our energy derivative assets and liabilities trade in markets with limited availability of pricing information requiring us to use unobservable inputs and are considered Level 3 in the fair value hierarchy. For Level 2 transactions, we do not make significant adjustments to observable prices in measuring fair value as we do not generally trade in inactive markets.
The determination of fair value for our energy derivative assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities, we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At December 31, 2017, the credit reserve is $4 million on our net derivative assets and net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.
At December 31, 2017, 75 percent of the fair value of our derivatives portfolio expires in the next 12 months and more than 99 percent expires in the next 24 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.
The were no instruments included in Level 3 at December 31, 2017.
For the year ended December 31, 2017, we recognized an impairment on natural gas-producing properties held for sale in the San Juan Basin as a result of comparing our book value to the estimated fair value, less costs to sell, based on the probability-weighted cash flows of expected sales proceeds. In conjunction with exchanges of leasehold, we estimated the fair value of the leasehold through discounted cash flow models and consideration of market data. See Note 15 of Notes to Consolidated Financial Statements.
For the year ended December 31, 2015, we recognized impairments of certain assets that were measured at fair value on a nonrecurring basis. These impairment measurements are included in Level 3 as they include significant unobservable inputs, such as our estimate of future cash flows and the probabilities of alternative scenarios. See Note 15 of Notes to Consolidated Financial Statements.
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
Interest Rate Risk
Our interest rate risk exposure is related primarily to our debt portfolio. Our senior notes are fixed rate debt in order to mitigate the impact of fluctuations in interest rates. For our fixed rate debt, $350 million matures in 2020, $1,100 million matures in 2022, $500 million matures in 2023 and $650 million matures in 2024. Interest rates for each group are 7.50 percent, 6.00 percent, 8.25 percent and 5.25 percent, respectively. The aggregate fair value of the senior notes is $2,746 million. Borrowings under our credit facility are based on a variable interest rate and could expose us to the risk of increasing interest rates. As of December 31, 2017, we had no amounts outstanding under the Credit Facility Agreement. See Note 9 of Notes to Consolidated Financial Statements.
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
Trading
We currently have entered into no other derivative contracts for purposes other than economically hedging our commodity price-risk exposure.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net liability of $177 million at both December 31, 2017 and December 31, 2016.
The value at risk for derivative contracts held for nontrading purposes was $56 million at December 31, 2017, and $47 million at December 31, 2016. During the year ended December 31, 2017, our value at risk for these contracts ranged from a high of $56 million to a low of $33 million. The increase in value at risk from December 31, 2016 primarily reflects additional positions entered into to economically hedge our equity production.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
To the Shareholders and Board of Directors of WPX Energy, Inc.,
Opinion on Internal Control over Financial Reporting
We have audited WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WPX Energy, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WPX Energy, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15.(a) and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 22, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of WPX Energy, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WPX Energy, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15.(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Tulsa, Oklahoma
February 22, 2018

WPX Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2017	2016
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$189	$496
Accounts receivable, net of allowance of $2 million as of December 31, 2017 and $3 million as of December 31, 2016	307	168
Derivative assets	36	26
Inventories	44	32
Assets classified as held for sale	34	12
Other	28	20
Total current assets	638	754
Investments	70	—
Properties and equipment, net (successful efforts method of accounting)	7,454	6,157
Derivative assets	23	12
Assets classified as held for sale	—	317
Other noncurrent assets	22	24
Total assets	$8,207	$7,264

Liabilities and Equity
Current liabilities:
Accounts payable	$446	$222
Accrued and other current liabilities	209	301
Liabilities associated with assets held for sale	13	2
Derivative liabilities	171	152
Total current liabilities	839	677
Deferred income taxes	117	251
Long-term debt, net	2,575	2,575
Derivative liabilities	65	63
Asset retirement obligations	36	38
Liabilities associated with assets held for sale	—	62
Other noncurrent liabilities	448	132
Contingent liabilities and commitments (Note 11)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; 4.8 million shares outstanding at December 31, 2017 and 2016)	232	232
Common stock (2 billion shares authorized at $0.01 par value; 398.3 million and 344.7 million shares issued and outstanding at December 31, 2017 and 2016)	4	3
Additional paid-in-capital	7,479	6,803
Accumulated deficit	(3,588)	(3,572)
Total equity	4,127	3,466
Total liabilities and equity	$8,207	$7,264
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016	2015
Revenues:	(Millions, except per share amounts)
Product revenues:
Oil sales	$1,029	$551	$494
Natural gas sales	163	125	138
Natural gas liquid sales	115	46	23
Total product revenues	1,307	722	655
Net gain (loss) on derivatives	3	(207)	418
Commodity management	25	177	286
Other	1	1	7
Total revenues	1,336	693	1,366
Costs and expenses:
Depreciation, depletion and amortization	673	623	528
Lease and facility operating	218	163	145
Gathering, processing and transportation	94	76	64
Taxes other than income	102	60	62
Exploration	101	42	85
General and administrative (including equity-based compensation of $30 million, $33 million and $31 million for the respective periods)	174	214	210
Commodity management, including charges for unutilized pipeline capacity	27	208	261
Net (gain) loss—sales of assets, divestment of transportation contracts or impairment of producing properties (Note 5)	(111)	22	(349)
Acquisition costs (Note 2)	—	—	23
Other—net	15	16	63
Total costs and expenses	1,293	1,424	1,092
Operating income (loss)	43	(731)	274
Interest expense	(188)	(207)	(187)
Loss on extinguishment of debt (Note 2) (Note 9)	(17)	(1)	(65)
Investment income and other	3	2	(2)
Income (loss) from continuing operations before income taxes	(159)	(937)	20
Provision (benefit) for income taxes	(148)	(325)	24
Loss from continuing operations	(11)	(612)	(4)
Income (loss) from discontinued operations	(5)	11	(1,722)
Net loss	(16)	(601)	(1,726)
Less: Net income attributable to noncontrolling interests	—	—	1
Net loss attributable to WPX Energy, Inc.	$(16)	$(601)	$(1,727)
Less: Dividends on preferred stock	15	18	9
Less: Loss on induced conversion of preferred stock	—	22	—
Net loss available to WPX Energy, Inc. common stockholders	$(31)	$(641)	$(1,736)
Amounts available to WPX Energy, Inc. common stockholders:
Loss from continuing operations	$(26)	$(652)	$(13)
Income (loss) from discontinued operations	(5)	11	(1,723)
Net loss	$(31)	$(641)	$(1,736)
Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.06)	$(2.08)	$(0.06)
Income (loss) from discontinued operations	(0.02)	0.03	(7.36)
Net loss	$(0.08)	$(2.05)	$(7.42)
Weighted-average shares	395.1	313.3	234.2
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity

		WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests(a)	Total
	(Millions)
Balance at December 31, 2014	$—	$2	$5,562	$(1,244)	$(1)	$4,319	$109	$4,428
Net income (loss) attributable to WPX Energy, Inc.	—	—	—	(1,727)		(1,727)	1	(1,726)
Stock based compensation, net of tax impact	—	—	26		—	26	—	26
Dividends on preferred stock			(11)			(11)	—	(11)
Issuance of common stock to public, net of offering costs			292			292	—	292
Issuance of common stock related to an acquisition		1	295			296	—	296
Issuance of preferred stock to public, net of offering costs	339					339	—	339
Impact of divestitures					1	1	(110)	(109)
Balance at December 31, 2015	339	3	6,164	(2,971)	—	3,535	—	3,535
Net loss attributable to WPX Energy, Inc.				(601)		(601)		(601)
Stock based compensation, net of tax impact			23			23		23
Issuance of common stock to public, net of offering costs			538			538		538
Conversion of preferred stock to common stock	(107)		118			11		11
Loss on induced conversion of preferred stock and related conversion costs			(22)			(22)		(22)
Dividends on preferred stock			(18)			(18)		(18)
Balance at December 31, 2016	232	3	6,803	(3,572)	—	3,466	—	3,466
Net income (loss) attributable to WPX Energy, Inc.				(16)		(16)		(16)
Stock based compensation, net of tax impact			22			22		22
Issuance of common stock to public, net of offering costs		1	669			670		670
Dividends on preferred stock			(15)			(15)		(15)
Balance at December 31, 2017	$232	$4	$7,479	$(3,588)	$—	$4,127	$—	$4,127

__________

(a)	Primarily represented the 31 percent of Apco Oil and Gas International Inc. owned by others.
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Operating Activities(a)	(Millions)
Net loss	$(16)	$(601)	$(1,726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	673	631	940
Deferred income tax benefit	(134)	(281)	(1,005)
Provision for impairment of properties and equipment (including certain exploration expenses) and investments	158	38	2,426
Net (gain) loss on derivatives in continuing operations	(3)	207	(418)
Net settlements related to derivatives in continuing operations	4	302	617
Net loss on derivatives included in discontinued operations	—	46	—
Amortization of stock-based awards	32	36	35
Loss on extinguishment of debt and acquisition bridge financing fees	17	1	81
Net gains on sales of assets and divestment of transportation contracts	(170)	(29)	(385)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	(153)	126	233
Inventories	(8)	10	(2)
Margin deposits and customer margin deposits payable	1	(1)	26
Other current assets	(8)	5	—
Accounts payable	158	(72)	(247)
Federal income taxes receivable (payable)	12	(19)	—
Accrued and other current liabilities	(31)	(45)	87
Payments on liabilities accrued in 2015 for retained transportation and gathering contracts related to discontinued operations	(53)	(53)	(14)
Other, including changes in other noncurrent assets and liabilities	28	(33)	171
Net cash provided by operating activities(a)	507	268	819
Investing Activities(a)
Capital expenditures(b)	(1,161)	(578)	(1,124)
Proceeds from sales of assets	193	1,127	810
Proceeds (payments) related to divestment of transportation contracts	—	(238)	209
Purchases of a business, net of cash acquired	(799)	—	(1,212)
Net proceeds from the joint venture formation	338	—	—
Purchases of investments	(8)	—	—
Other	(1)	(1)	1
Net cash provided by (used in) investing activities(a)	(1,438)	310	(1,316)
Financing Activities
Proceeds from common stock	672	540	295
Proceeds from preferred stock	—	—	339
Dividends paid on preferred stock	(15)	(18)	(6)
Payments related to induced conversion of preferred stock to common stock	—	(10)	—
Borrowings on credit facility	661	380	841
Payments on credit facility	(661)	(645)	(856)
Proceeds from long-term debt, net of discount	148	—	1,000
Payments for retirement of long-term debt, including premium	(165)	(356)	(1,100)
Taxes paid for shares withheld	(12)	(6)	(8)
Payments for debt issuance costs, credit facility amendment fees and acquisition bridge financing fees	(2)	(5)	(40)
Other	(2)	—	—
Net cash provided by (used in) financing activities	624	(120)	465
Net increase (decrease) in cash and cash equivalents	(307)	458	(32)
Cash and cash equivalents at beginning of period	496	38	70
Cash and cash equivalents at end of period	$189	$496	$38
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted.
(b) Increase to properties and equipment	$(1,232)	$(584)	$(865)
Changes in related accounts payable and accounts receivable	71	6	(259)
Capital expenditures	$(1,161)	$(578)	$(1,124)
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Operations of our company include oil, natural gas and NGL development and production primarily located in Texas, North Dakota, New Mexico and Colorado. We specialize in development and production from tight-sands and shale formations in the Delaware, Williston and San Juan Basins. Associated with our commodity production are sales and marketing activities, referred to as commodity management activities, that include oil and natural gas purchased from third-party working interest owners in operated wells, the management of various commodity contracts, such as transportation and related derivatives, and the marketing of Piceance Basin volumes during a transition period from April 1, 2016 to June 30, 2016 (see Note 3).
In addition, we had other operations sold in 2015 and 2016 which are reported as discontinued operations, as discussed below.
In February 2018, we announced that we signed an agreement to sell our holdings in the San Juan Basin’s Gallup oil play for $700 million to an undisclosed third party. Closing is expected to occur in the first quarter of 2018. As discussed in Note 5, we divested of our legacy natural gas assets in the San Juan Basin in December 2017. Upon closing of the most recent transaction, we will no longer have a presence in the San Juan Basin. See Note 17 of Notes to Consolidated Financial Statements.
The consolidated businesses represented herein as WPX Energy, Inc. is also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation and Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of our wholly and majority-owned subsidiaries and investments. Companies in which we own 20 percent to 50 percent of the voting common stock, or otherwise exercise significant influence over operating and financial policies of the Company, are accounted for under the equity method. All material intercompany transactions have been eliminated. The Company has no other elements of comprehensive income other than net income.
Our continuing operations comprise a single business segment, which includes the development, production and commodity management activities of oil, natural gas and NGLs in the United States.
Discontinued Operations
Our discontinued operations include the results of previously owned properties in the Piceance and Powder River Basins and our previously owned 69 percent controlling interest in Apco Oil and Gas International Inc. (“Apco”), an oil and gas exploration and production company with activities in Argentina and Colombia.
See Note 3 for a further discussion of discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations. Additionally, see Note 11 for a discussion of contingencies related to the former power business of The Williams Companies, Inc. (“Williams”) (most of which was disposed of in 2007).
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Significant estimates and assumptions which impact these financials include:

•	impairment assessments of long-lived assets;

•	valuation of deferred tax assets and liabilities;

•	valuations of derivatives;

•	estimation of oil and natural gas reserves;

•	assessments of litigation-related contingencies; and

•	asset retirement obligations.

These estimates are discussed further throughout these notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Cash and cash equivalents
Our cash and cash equivalents balance includes amounts primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These have maturity dates of three months or less when acquired.
Restricted cash
Restricted cash was approximately $12 million and $10 million as of December 31, 2017 and 2016, respectively, and is included in other current assets on the Consolidated Balance Sheets.
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

	Years ended December 31,
	2017	2016
	(Millions)
Material, supplies and other	$43	$30
Crude oil production in transit	1	2
	$44	$32

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
From time to time we may exchange leasehold acreage with third parties. In connection with this type of nonmonetary exchange, we must record assets received based on the fair value of either the asset surrendered or, if more readily determinable, the assets received. Any resulting difference between the fair value and the carrying value of the assets is recorded as a gain or loss, to the extent a loss exceeds accumulated amortization, in the Consolidated Statements of Operations.
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

•
unrealized gains and losses on all derivatives that are not designated as cash flow hedges related to commodity management and for which we have not elected the normal purchases and normal sales exception;

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
Product and commodity management revenues
Our revenues on the Consolidated Statement of Operations include oil, natural gas and natural gas liquids sales (collectively, “product revenues”), commodity management revenues and net gain (loss) on derivatives. Product revenues relate to production from properties in which we own an interest. Commodity management revenues primarily relate to sales of products we may purchase from other third parties in the areas we operate. We derive substantially all of our revenues from the sale of oil, natural gas and natural gas liquids in the continental United States. We believe the disaggregation of product revenues into the three major product types of oil sales, natural gas sales and natural gas liquid sales is an appropriate level of detail for our company’s primary activity and industry.
Our contracts for oil and natural gas sales are typically standard industry contracts that may include modifications for counterparty-specific provisions related to volumes, price differentials, discounts and other adjustments and deductions. Our contracts related to natural gas liquids sales are generally with the company contracted to gather and process natural gas to extract the natural gas liquids. The provider of these services typically purchases our share of the natural gas liquids pursuant to the terms of each contract. Oil, natural gas and natural gas liquids prices are derived from stated market prices which are then adjusted to reflect deductions including fuel, shrink, transportation, fractionation and processing. Product revenues are initially accrued based on volume and price estimates using the best available information. These accruals are typically actualized one to two months later when volume and pricing are confirmed. Adjustments to actualize the accruals for product revenues are generally not material.
Revenue is recognized when the performance obligations under the terms of our contracts with customers are satisfied. The primary performance obligation for the material portion of our revenue contracts is the delivery of oil, natural gas or natural gas liquids to our customers. Payment is typically due 30 to 45 days following delivery of product to our customers.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Revenues from production in properties for which we have an interest with other producers are recognized based on the actual volumes sold during the period. Any differences between volumes sold and entitlement volumes, based on our net revenue interest, that are determined to be nonrecoverable through remaining production are recognized as accounts receivable or accounts payable, as appropriate. Our cumulative net natural gas imbalance position based on market prices as of December 31, 2017 and 2016 was insignificant.
Commodity management expenses
Commodity management expenses primarily relate to product we may purchase from other third parties in the areas we operate. Charges for unutilized transportation capacity are included in commodity management expenses and were $27 million and $38 million in 2016 and 2015, respectively.
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
Employee stock-based compensation
Restricted stock units and awards are generally valued at market value on the grant date and generally vest over three years. Restricted stock compensation cost, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis.
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
Earnings (loss) per common share
Basic earnings (loss) per common share is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share includes any dilutive effect of stock options and nonvested restricted stock units and awards (see Note 4).
Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company had total net debt issuance costs of $32 million and $37 million as of December 31, 2017 and 2016, respectively. Unamortized debt issuance costs related to the Company’s senior unsecured notes are reported in long-term debt (see Note 9) and debt issuance costs related to the Credit Facility are recorded in other noncurrent assets on the Company’s Consolidated Balance Sheets.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of the Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is required for annual periods beginning after December 15, 2016. Under ASU 2016-09, on a prospective basis, companies will no longer record excess tax benefits and deficiencies in additional paid in capital. Instead, excess tax benefits and deficiencies will be recognized as income tax expense or benefit on the statement of operations. Other portions of the standard are adopted using either a prospective, retrospective, or modified retrospective approach depending on the topic covered in the standard. The Company adopted this guidance effective January 1, 2017 which impacted (a) our income tax provision in 2017 due to the tax deficiency recognized for tax and (b) the operating and financing activities sections of our Consolidated Statement of Cash Flows to reflect tax payments related to shares withheld for taxes. Cash outflows of $12 million, $6 million and $8 million for the years ended December 31, 2017, 2016 and 2015 respectively, would have been included in operating activities under previous guidance, but are now reflected in financing activities. Previously reported periods have been reclassified to conform with our presentation for the current period.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Accounting Standards Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and has updated it with additional ASUs. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09, as amended, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB permits companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be applied using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements.
In 2016, we performed an initial assessment of the impact of ASU 2014-09 with the assistance of an outside consultant. Our assessment was based on a bottoms-up approach, in which we analyzed our existing contracts and current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our contracts. In 2017, we documented our conclusions around the impact of the standard to our business processes, systems or controls to support recognition and disclosure under the new standard. Our findings and progress toward implementation of the standard are periodically reported to management.
We do not expect the impact of adopting ASU 2014-09 to be material to our total net revenues and operating income (loss) or to our consolidated balance sheet because our performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard; thus, revenue associated with the majority of our contracts will continue to be recognized as control of products is transferred to the customer. We will adopt this standard on January 1, 2018 using the modified retrospective method. We have finalized our documentation and assessment of the impact of the standard on our financial results and related disclosures and have incorporated disclosure changes in this document; therefore, we anticipate minimal adjustments to our disclosures in future filings from the adoption of this standard.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption in an interim period is permitted, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Restricted cash was approximately $12 million and $10 million as of December 31, 2017 and December 31, 2016, respectively. The Company does not expect any significant impact on its consolidated statement of cash flows from the adoption of the standard.
In January 2017, FASB issued ASU 2017-01, Business Combinations, clarifying the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company will adopt this standard on January 1, 2018 and we do not expect a significant impact on our consolidated financial statements from the adoption of the standard.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The amendments are effective at the same time as the new revenue standard. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted. The Company does not expect a significant impact on consolidated financial statements from the adoption of this standard.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company will adopt this standard on January 1, 2018 and we do not expect a significant impact on our consolidated financial statements from the adoption of the standard.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). This ASU provides guidance for various components of hedge accounting including hedge ineffectiveness, the expansion of types of permissible hedging strategies, reduced complexity in the application of the long-haul method for fair value hedges and reduced complexity in assessment of effectiveness. The amendments in this Update are effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect a significant impact on its consolidated financial statements from the adoption of this standard unless we apply hedge accounting in a future period.
Note 2. Acquisitions
2017
On January 12, 2017, we signed an agreement to acquire certain assets from Panther Energy Company II, LLC and Carrier Energy Partners, LLC (the “Panther Acquisition”) for $775 million, subject to post-closing adjustments. The transaction closed in March 2017 for $798 million including estimated closing adjustments. The assets, as of the closing date, included 25 producing wells (18 horizontals), three drilled but uncompleted horizontal laterals, approximately 18,000 net acres and more than 900 gross undeveloped locations in the Delaware Basin. We estimated that approximately $599 million of the purchase price is allocable to unproved properties and approximately $200 million is allocable to proved developed properties and facilities. This estimate is based on discounted cash flow models, which include estimates and assumptions such as future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates, and risk adjusted discount rates. These assumptions represent Level 3 inputs. At the time of the acquisition closing, production was approximately 10,000 Boe per day. The impact of this acquisition to prior periods is not material to our results of operations for those periods.
2015
On August 17, 2015, we completed the acquisition of privately held RKI Exploration & Production, LLC (“RKI”). Per the terms of the merger agreement, the purchase price was $2.75 billion, consisting of 40 million unregistered shares of WPX common stock and approximately $2.28 billion in cash (the “RKI Acquisition”). The cash consideration was subject to closing adjustments and was reduced by our assumption of $400 million of aggregate principal amount of RKI’s senior notes and amounts outstanding under RKI’s revolving credit facility along with other working capital items. We incurred approximately $23 million of acquisition-related costs, primarily related to legal and advisory fees which are reflected on a separate line item on the Consolidated Statements of Operations. In addition, we incurred $16 million of acquisition bridge facility fees, included in interest expense, and a $65 million loss on extinguishment of RKI’s senior notes, reflected in loss on extinguishment of debt on the Consolidated Statements of Operations.
WPX funded the RKI Acquisition with proceeds from a combination of debt, preferred stock and common stock offerings along with available cash on hand and borrowings under its revolving credit facility.
The following table presents the unaudited pro forma financial results for the year ended December 31, 2015 as if the RKI Acquisition and related financings had been completed January 1, 2014. The year ended December 31, 2015 has been adjusted to exclude $23 million of acquisition costs, $65 million loss on extinguishment of acquired debt and $16 million of acquisition bridge facility fees. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the RKI Acquisition occurred on the date assumed or for the period presented, nor is such information indicative of the Company’s expected future results of operations.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Year Ended December 31,
2015
(Millions)
Revenues	$1,578
Net income from continuing operations attributable to WPX Energy, Inc.	$81
The RKI Acquisition qualified as a business combination, and as a result, we estimated the fair value of the underlying shares distributed, the assets acquired and the liabilities assumed as of the August 17, 2015 acquisition date. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements also utilize assumptions of market participants. We used a combination of market data, discounted cash flow models and replacement estimates in determining the fair value of the oil and gas properties and the related midstream assets, all of which include estimates and assumptions such as future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs. Deferred taxes must also be recorded for any differences between the assigned values and the carryover tax bases of assets and liabilities. Deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and carryovers at the acquisition date (see Note 10). The following table summarizes the consideration paid for the RKI Acquisition and the fair value of the assets acquired and liabilities assumed as of the acquisition date. The final purchase price allocation is presented below.

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
__________

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

(a) Properties and equipment reflect the following as of the acquisition date:

Proved properties	$881
Unproved properties	2,168
Gathering, processing and other facilities	157
Other	3
Total	$3,209
Note 3. Discontinued Operations
On February 8, 2016, we signed an agreement with Terra Energy Partners LLC (“Terra”) to sell WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations for $910 million. The agreement also required Terra to become financially responsible for approximately $104 million in transportation obligations held by our marketing company. Additionally, WPX Energy Rocky Mountain LLC had natural gas derivatives with a fair value of $48 million as of the closing date. The parties closed this sale in April of 2016 and we received net proceeds of $862 million, subject to post-closing adjustments, resulting in a gain of $52 million. We performed certain transition services for the buyer which concluded during third-quarter 2016. In addition, we had an agreement with the buyer to purchase production through June 30, 2016 which is reported in commodity management revenue and expenses.
The Piceance Basin represented 52 percent of our total proved reserves at December 31, 2015.
Significant transactions for the Piceance Basin Operations reflected in the tables below are as follows:

•	$52 million gain recorded on the sale of the Piceance Basin in 2016.

•
As a result of market conditions including oil and natural gas prices in the fourth quarter of 2015, we performed impairment assessments of our proved producing properties. As a result of these assessments, which included the possibility of cash flows from a divestiture of the Piceance Basin, we recorded a total of $2,334 million in impairment charges associated with the Piceance Basin, of which approximately $2,308 million is recorded in impairment of assets in the table below and $26 million is included in exploration expenses.

In August 2015, we signed agreements for the sale of our Powder River Basin for $80 million. On September 1, 2015, we completed a portion of the Powder River Basin divestiture. The remaining portion of the divestiture, which relates to our equity method investment in Fort Union Gas Gathering, LLC, closed on October 30, 2015. We recorded a pre-tax loss of $15 million related to this transaction during 2015. During the first and second quarters of 2015, we recorded a total of $16 million in impairments of the net assets to a probability weighted-average of expected sales prices for the Powder River Basin. In addition, we retained certain firm gathering and treating obligations with total commitments of $104 million through 2020 related to the Powder River properties sold. These commitments had been in excess of our production throughput. At the time of closing, we also had certain pipeline capacity obligations held by our marketing company with total commitments through 2021 totaling $150 million, which were related to the Powder River operation. With the closing of the Powder River Basin sale and exiting this basin in 2015, we recorded $187 million of expense related to these contracts, which is included as a separate line below. This expense was the estimated present value of the $254 million in payments associated with these contracts remaining as of the Powder River Basin sales date, and includes the fair value of estimated recoveries from third parties and discounting based on our risk adjusted borrowing rate. Liabilities of $54 million and $133 million were recorded in accrued and other current liabilities and other noncurrent liabilities, respectively, as of the closing date. In 2017, we increased the remaining liability for a change in estimate of third-party recoveries of future gathering and processing fees due to recent collectability issues.
During the third quarter of 2014, we had signed an agreement to sell our Powder River Basin holdings. This sales agreement did not successfully close in March 2015 and we subsequently terminated the transaction with the counterparty. During third-quarter 2015, we received $13 million in escrow funds as a result of the terminated contract and this amount is included in Other-net expense below.
On January 29, 2015 we completed the divestiture of our international interests and received net proceeds of $291 million after expenses but before $17 million of international’s cash on hand as of the closing date. We recorded a pretax gain of $41 million related to this transaction during first quarter 2015.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Summarized Results of Discontinued Operations
The following table presents the results of discontinued operations for the years presented.

	Years Ended December 31,
	2017	2016	2015
	(Millions)
Total revenues(a)	$—	$64	$592
Costs and expenses:
Depreciation, depletion and amortization	$—	$9	$412
Lease and facility operating	—	18	103
Gathering, processing and transportation	—	49	257
Taxes other than income	—	2	21
Exploration	—	—	26
General and administrative	—	9	45
Commodity management	—	—	1
Accrual for contract obligations retained	5	—	187
Impairment of assets	—	—	2,324
Accretion of liabilities related to contract obligations retained	6	2	2
Other—net(b)	(3)	6	(9)
Total costs and expenses(c)	8	95	3,369
Operating income (loss)	(8)	(31)	(2,777)
Investment income and other	—	—	6
Gain (loss) on sales of domestic assets	—	51	(15)
Gain (loss) on sale of international assets	—	—	41
Income (loss) from discontinued operations before income taxes	(8)	20	(2,745)
Provision (benefit) for income taxes	(3)	9	(1,023)
Income (loss) from discontinued operations(d)	$(5)	$11	$(1,722)
__________
(a) Includes $15 million related to international activity for 2015.
(b) Includes severance tax refund received in 2017.
(c) Includes $8 million related to international activity for 2015.
(d) Includes $52 million related to international activity for 2015.
Cash Flows Attributable to Discontinued Operations
In addition to the amounts presented below, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $53 million, $53 million and $14 million for 2017, 2016 and 2015, respectively. During 2017, we received a $10 million severance tax refund for prior years related to our former Piceance Basin operations.

	Years Ended December 31,
	2016	2015
	(Millions)
Cash provided by operating activities(a)	$25	$187
Capital expenditures within investing activities	$(35)	$(266)
__________
(a) Excluding income taxes and changes to working capital.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 4. Earnings (Loss) Per Common Share from Continuing Operations
 The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
	2017	2016	2015
	(Millions, except per-share amounts)
Loss from continuing operations attributable to WPX Energy, Inc.	$(11)	$(612)	$(4)
Less: Dividends on preferred stock	15	18	9
Less: Loss on induced conversion of preferred stock	—	22	—
Loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted loss per common share	$(26)	$(652)	$(13)
Basic weighted-average shares	395.1	313.3	234.2
Diluted weighted-average shares(a)	395.1	313.3	234.2
Loss per common share from continuing operations:
Basic	$(0.06)	$(2.08)	$(0.06)
Diluted	$(0.06)	$(2.08)	$(0.06)
 __________
(a) The following table includes amounts that have been excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders. The common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock have been excluded from the computation of diluted earnings per share as their inclusion would be antidilutive due to application of the if-converted method.

	Years Ended December 31,
	2017	2016	2015
	(Millions)
Weighted-average nonvested restricted stock units and awards	2.1	2.2	1.3
Weighted-average stock options	0.2	0.1	0.1
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock (Note 14)	19.8	23.8	15.5
The table below includes information related to stock options that were outstanding at December 31, 2017, 2016 and 2015 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the fourth quarter weighted-average market price of our common shares.

	December 31,
	2017	2016	2015
Options excluded (millions)	1.5	2.0	2.6
Weighted-average exercise price of options excluded	$17.80	$17.42	$16.16
Exercise price range of options excluded	$14.41 - $21.81	$14.41 - $21.81	$11.46 - $21.81
Fourth quarter weighted-average market price	$12.10	$13.23	$7.43

The diluted weighted-average shares excludes the effect of approximately 0.6 million and 3.0 million nonvested restricted stock units for 2017 and 2015, respectively. These restricted stock units were antidilutive under the treasury stock method.
Note 5. Asset Sales, Impairments, Other Expenses and Exploration Expenses
Asset Sales and Impairments
2017
Net gain on sales of assets for the year ended December 31, 2017 primarily reflect total gains of $103 million from exchanges of leasehold acreage in the Permian Basin and $56 million from the recognition of deferred gains related to the completion of commitments from the sales of gathering systems discussed below. The gains were partially offset by a $60 million impairment of natural gas-producing properties held for sale in the San Juan Basin as discussed below. Net gain on sales

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

of assets for the year ended December 31, 2017 also includes $8 million recognized on the sales of certain Green River Basin and Appalachian Basin assets.
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
In the third quarter of 2017, we began a process to market our natural gas-producing properties in the San Juan Basin and our Board of Directors approved a divestment subject to a minimum price. Following the marketing process, we received several acceptable bids. As a result, we determined the estimated fair value, less costs to sell, based on the probability-weighted cash flows of expected proceeds and compared it to our net book value at September 30, 2017 which resulted in an impairment of $60 million recorded in third-quarter 2017. On October 26, 2017, we signed an agreement to sell the properties for $169 million, subject to closing adjustments, and subsequently closed a majority of the transaction in the fourth quarter of 2017, which resulted in a gain of approximately $2 million. The assets and corresponding liabilities associated with the portion of the divestment that is expected to close in the first half of 2018 are classified as held for sale on the Consolidated Balance Sheets as of December 31, 2017 and 2016.
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
On March 9, 2016, we completed the sale of our San Juan Basin gathering system for consideration of approximately $309 million. The consideration reflected $285 million in cash, subject to closing adjustments, and a commitment estimated at $24 million in capital designated by the purchaser to expand the system to support WPX’s development in the Gallup oil play. We were obligated to complete certain in-progress construction as of the closing which resulted in the deferral of a portion of the gain. As a result of this transaction, we recorded a gain of $199 million in first-quarter 2016 and additional gains of $18 million in the subsequent quarters of 2016 as certain in-progress construction was completed. As of December 31, 2016, the deferred gain was $11 million, most of which was recognized in 2017, related to an estimated $4 million of remaining recorded obligations for in-progress construction. See Note 8 for liabilities accrued for future construction and deferred gain related to these obligations.
2015
During the fourth quarter of 2015, we completed the sale of a North Dakota gathering system for approximately $185 million, subject to closing adjustments. Under the terms of the agreement, a subsidiary of the buyer, Midstream Capital Partners, will manage the overall system and we will operate, at the direction of the owner, the system for a two year initial term and any renewal terms. Under the terms of the agreement, we are required to complete certain future construction obligations. As a result of this transaction, we recorded a net gain of $70 million in fourth-quarter 2015. See Note 8 for liabilities accrued for future construction and deferred gain related to these obligations.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Other Expenses
In December 2015, we plugged and abandoned the remaining wells serviced by a certain natural gas gathering system in the Appalachian Basin. As a result, we recorded approximately $23 million associated with the net present value of future obligations under the gathering agreement which is included in other—net on the Consolidated Statements of Operations.
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
Exploration Expenses
The following table presents a summary of exploration expenses.

	Years Ended December 31,
	2017	2016	2015
	(Millions)
Unproved leasehold property impairments, amortization and expiration	$98	$38	$54
Geologic and geophysical costs	3	$3	7
Impairments of exploratory area well costs and dry hole costs	—	1	24
Total exploration expenses	$101	$42	$85
Unproved leasehold property impairment, amortization and expiration for 2017 includes costs in excess of the accumulated amortization balance associated with certain leases in the Permian Basin that expired during the first quarter of 2017. These leases were renewed in second-quarter 2017.
Impairments of exploratory well costs and dry hole costs for 2015 include $24 million related to a non-core exploratory play where we no longer intend to continue exploration activities.
Unproved leasehold property impairments, amortization and expiration in 2015 include impairments of $26 million related to non-core exploratory areas where we no longer intend to continue exploration activities.
Note 6. Investments
In June 2017, we signed an agreement with Howard Energy Partners (“Howard”) to jointly develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the agreement, WPX and Howard each have a 50 percent voting interest in the newly formed joint venture legal entity, Catalyst Midstream Partners LLC (“Catalyst”) and a Howard entity will serve as operator. In addition to a $300 million cash contribution, Howard is obligated to fund the first $263 million of joint venture capital expenditures. At closing in October 2017, WPX contributed subsidiaries holding crude oil gathering and natural gas processing assets already in service and/or under construction, with a net book value of approximately $53 million. WPX also paid $11 million for advisory services and legal fees on the transaction. Howard contributed $439 million in cash at closing, $139 million of which applies to the $263 million carry obligation of Howard including $49 million for capital expenditures from January 1, 2017 to closing. Concurrently, WPX received a $300 million special distribution plus the $49 million for capital expenditures from Catalyst. We will account for our investment in Catalyst as an equity method investment. In connection with the joint venture, a consolidated subsidiary of WPX dedicated production from its current and future leasehold interest in the Stateline area, representing 50,000 net acres in the Delaware Basin, pursuant to 20 year fixed-fee oil gathering and natural gas processing agreements with subsidiaries of Catalyst. The agreements do not include any minimum volume commitments. As of December 31, 2017, our investment in Catalyst is $64 million. We have deferred recognition of the $349 million and will recognize it over the 20 years based on production volumes as a deduction to gathering, processing and transportation expense. The $349 million is reported within other noncurrent liabilities on the Consolidated Balance Sheet.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 7. Properties and Equipment
Properties and equipment is carried at cost and consists of the following:

	Estimated Useful Life(a) (Years)	December 31,
		2017	2016
		(Millions)
Proved properties	(b)	$6,875	$5,451
Unproved properties	(c)	2,334	2,065
Gathering, processing and other facilities	15-25	249	185
Construction in progress	(c)	340	172
Other	3-40	118	113
Total properties and equipment, at cost		9,916	7,986
Accumulated depreciation, depletion and amortization		(2,462)	(1,829)
Properties and equipment—net		$7,454	$6,157
__________

(a)	Estimated useful lives are presented as of December 31, 2017.

(b)	Proved properties are depreciated, depleted and amortized using the units-of-production method (see Note 1).

(c)	Unproved properties and construction in progress are not yet subject to depreciation and depletion.
Unproved properties consist primarily of non-producing leasehold in the Delaware Basin.
Asset Retirement Obligations
Our asset retirement obligations relate to producing wells, gathering well connections and related facilities. At the end of the useful life of each respective asset, we are legally obligated to plug producing wells and remove any related surface equipment and to cap gathering well connections at the wellhead and remove any related facility surface equipment.
A rollforward of our asset retirement obligations for the years ended 2017 and 2016 is presented below.

	2017	2016
	(Millions)
Balance, January 1	$45	$44
Liabilities incurred	6	5
Liabilities settled	(11)	(6)
Estimate revisions	1	—
Accretion expense(a)	2	2
Balance, December 31	$43	$45
Amount reflected as current	$7	$7
__________

(a)	Accretion expense is included in lease and facility operating expense on the Consolidated Statements of Operations.
Accretion expense associated with natural gas-producing assets in the San Juan Basin that were sold in December 2017 was approximately $4 million and $3 million for the years ended December 31, 2017 and 2016, respectively.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Note 8. Accounts Payable and Accrued and Other Current Liabilities
Accounts Payable
The following table presents a summary of our accounts payable as of the dates indicated below.

	December 31,
	2017	2016
	(Millions)
Trade	$120	$64
Accrual for capital expenditures	151	72
Royalties	150	69
Other	25	17
	$446	$222
Accrued and other current liabilities
The following table presents a summary of our accrued and other current liabilities as of the dates indicated below.

	December 31,
	2017	2016
	(Millions)
Taxes other than income taxes	$14	$15
Accrued interest	69	72
Compensation and benefit related accruals	39	51
Gathering and transportation	11	14
Gathering and transportation related to exited areas	53	57
Deferred gain and future construction obligations related to sales of gathering systems	—	66
Other, including other loss contingencies	23	26
	$209	$301
Note 9. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated below.

	December 31,
	2017 (a)	2016 (a)
	(Millions)
Credit facility agreement	$—	$—
7.500% Senior Notes due 2020	350	500
6.000% Senior Notes due 2022	1,100	1,100
8.250% Senior Notes due 2023	500	500
5.250% Senior Notes due 2024	650	500
Other	—	1
Total debt	$2,600	$2,601
Less: Current portion of long-term debt	—	—
Total long-term debt	$2,600	$2,601
Less: Debt issuance costs(b)	25	26
Total long-term debt, net(b)	$2,575	$2,575
__________

(a)	Interest paid on debt totaled $178 million, $194 million and $120 million for 2017, 2016 and 2015, respectively.

(b)	Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Credit Facility
On March 18, 2016, the Company entered into a Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility, as amended, is now a $1.2 billion senior secured revolving credit facility with a maturity date of October 28, 2019. Based on our current credit ratings, a Collateral Trigger Period applies making the Credit Facility subject to certain financial covenants and a Borrowing Base as described below. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. As of December 31, 2017, WPX had no borrowings outstanding, had $70 million of letters of credit issued under the Credit Facility and was in compliance with our covenants under the credit agreement.
Borrowing Base. During a Collateral Trigger Period, loans under the Credit Facility are subject to a Borrowing Base as calculated in accordance with the provisions of the Credit Facility. In October 2017, the Borrowing Base was increased to $1.5 billion and will remain in effect until the next Redetermination Date as set forth in the Credit Facility. At this time, the Credit Facility Agreement is limited by the total commitments on the Credit Facility which remained at $1.2 billion. The Borrowing Base is recalculated at least every six months per the terms of the Credit Facility.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding unsecured senior note obligations at December 31, 2017.

Senior Note	Face Value (Millions)	Maturity Date	Interest Payment Dates	Optional Redemption Period(a)
7.500% Senior Notes due 2020 (the “2020 Notes”)	$350	August 1, 2020	February 1, August 1	July 1, 2020
6.000% Senior Notes due 2022 (the “2022 Notes”)	$1,100	January 15, 2022	January 15, July 15	October 15, 2021
8.250% Senior Notes due 2023 (the “2023 Notes”)	$500	August 1, 2023	February 1, August 1	June 1, 2023
5.250% Senior Notes due 2024 (the “2024 Notes”)	$650	September 15, 2024	March 15, September 15	June 15, 2024
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Note 10. Provision (Benefit) for Income Taxes
The following table includes the provision (benefit) for income taxes from continuing operations.

	Years Ended December 31,
	2017	2016	2015
	(Millions)
Provision (benefit):
Current:
Federal	$(18)	$(26)	$(4)
State	1	(7)	7
	(17)	(33)	3
Deferred:
Federal	(118)	(301)	12
State	(13)	9	9
	(131)	(292)	21
Total provision (benefit)	$(148)	$(325)	$24

The following table provides reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the realized provision (benefit) for income taxes.

	Years Ended December 31,
	2017	2016	2015
	(Millions)
Provision (benefit) at statutory rate	$(56)	$(328)	$7
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	(12)	(40)	3
Valuation allowance on current year state income taxes (net of federal benefit)	17	18	1
Valuation allowance on state income taxes resulting from sale (net of federal benefit)	—	8	—
Effective state income tax rate change (net of federal benefit)	(12)	15	7
Provisional impact of Tax Cuts and Jobs Act	(92)	—	—
Other	7	2	6
Provision (benefit) for income taxes	$(148)	$(325)	$24

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

As discussed below, we record a valuation allowance on certain state net operating loss (“NOL”) carryovers generated in current years. As a result of the sale of our Piceance Basin operations in Colorado in the second quarter of 2016, we recorded $8 million of valuation allowances against Colorado NOL and credit carryovers generated in prior years.
Significant changes to our operations during 2017, 2016 and 2015 resulted in changes to our anticipated future state apportionment for our estimated state deferred tax liability. As a result of these changes and the differing state tax rates, we recorded an additional $12 million deferred tax benefit in 2017. We also accrued an additional $15 million and $7 million of deferred tax expense in 2016 and 2015, respectively.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Act”). The income tax effects of changes in tax laws are recognized in the period when enacted. While the Company continues to assess the impact of the tax reform legislation on its business and consolidated financial statements, the legislation does reduce the U.S. corporate tax rate from the current rate of 35 percent to 21 percent effective January 1, 2018. This rate reduction results in a provisional estimate of a $97 million benefit offset by $5 million impact of equity based executive compensation to income tax expense in continuing operations and a corresponding reduction in the deferred tax liability. The Act provides for other significant tax law changes and modifications such as the repeal of the alternative minimum tax (“AMT”). Accordingly, AMT credits can be used to offset regular tax liability and/or can be refundable over tax years 2018-2021.
Due to the uncertainty or diversity in views about the application of ASC 740 in the period of enactment of the Act, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which allows us to provide a provisional estimate of the impacts of the Act in our earnings for the year ending December 31, 2017. Our estimate does not reflect the impact of potential reductions of AMT credit refunds, changes in current interpretations of performance based executive compensation deduction limitations, effects of any state tax law changes and uncertainties regarding interpretations that may arise as a result of federal tax reform. The Company will continue to analyze the effects of the Act on its financial statements and operations. Additional impacts from the enactment of the Act will be recorded as they are identified during the one-year measurement period as provided for in SAB 118.
The following table includes significant components of deferred tax liabilities and deferred tax assets.

	December 31,
	2017	2016
	(Millions)
Deferred tax liabilities:
Properties and equipment	$792	$1,295
Derivatives, net	—	—
Other, net	1	2
Total deferred tax liabilities	793	1,297
Deferred tax assets:
Accrued liabilities and other	79	178
Alternative minimum tax credits	78	104
Loss carryovers	672	849
Derivatives, net	42	66
Total deferred tax assets	871	1,197
Less: valuation allowance	195	151
Total net deferred tax assets	676	1,046
Net deferred tax liabilities	$117	$251
As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances.
Net cash payments (refunds) for income taxes were $(39) million, $21 million and $(8) million in 2017, 2016 and 2015, respectively.
The Company has federal NOL carryovers of approximately $2,132 million at December 31, 2017, including a $353 million RKI NOL, that will not begin to expire until 2032. In addition, we have $46 million of federal capital loss carryovers at December 31, 2017, that will begin to expire in 2020.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

The Company has state NOL carryovers, including the RKI carryovers, of approximately $3.8 billion and $3.1 billion at 2017 and 2016, respectively, of which more than 99 percent expire after 2029.
We have recorded valuation allowances against deferred tax assets attributable primarily to certain state NOL carryovers as well as our federal capital loss carryover. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income, or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies. As of December 31, 2017, our assessment of federal net operating loss carryovers was that no valuation allowance was required; however, a future pretax loss may result in the need for a valuation allowance on our deferred tax assets.
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of December 31, 2017, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for RKI effective with the RKI Acquisition. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the RKI Acquisition.
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
The Company files a consolidated federal income tax return and several state income tax returns. The Company’s federal income tax returns for tax years 2014 through 2016 remain open for examination. The statute of limitations for most states expires one year after expiration of the IRS statute. During the year ended December 31, 2017, the IRS began an examination of the Company’s 2014 and 2015 federal income tax returns. In addition, the IRS began an examination of RKI’s 2014 and short-period 2015 federal income tax returns. These examinations remain in the preliminary stage and no additional taxes or refunds have been recorded at this time.
The Company’s policy is to recognize related interest and penalties as a component of income tax expense. The amounts accrued for interest and penalties are less than $1 million for 2017. The impact of this accrual is included within Other in our reconciliation of the provision (benefit) at statutory rate to recorded provision (benefit) for income taxes.
As of December 31, 2017, the Company has approximately $8 million of unrecognized tax benefits which is offset by an increase in deferred tax assets of approximately $7 million. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position will result in a significant increase or decrease of an unrecognized tax benefit.
Note 11. Contingent Liabilities and Commitments
Contingent Liabilities
Royalty litigation
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, breach of implied duty to market, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs sought monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter was removed to the United States District Court for New Mexico where the court denied plaintiffs’ motion for class certification. In March 2017,

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

plaintiffs appealed the denial of class certification to the Tenth Circuit and oral argument before the Tenth Circuit was held on January 17, 2018. In August 2012, a second potential class action was filed against us in the United States District Court for the District of New Mexico by mineral interest owners in New Mexico and Colorado. Plaintiffs claim breach of contract, breach of the covenant of good faith and fair dealing, breach of implied duty to market both in Colorado and New Mexico and violation of the New Mexico Oil and Gas Proceeds Payment Act, and seek declaratory judgment, accounting and injunctive relief. On August 16, 2016, the court denied plaintiffs’ motion for class certification. On September 15, 2016, plaintiffs filed their motion for reconsideration and filed a second motion for class certification, and on September 30, 2017, the Court issued its memorandum opinion and order denying the plaintiffs motion for reconsideration and their Second Motion for Class Certification. At this time, we believe that our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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
Other Indemnifications
Pursuant to various purchase and sale agreements relating to divested businesses and assets, including the agreement pursuant to which we divested our Piceance Basin operations, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breaches of representations and warranties, tax liabilities, historic litigation, personal injury, environmental matters and rights-of-way. Additionally, Federal and state laws in areas of former operations may require previous operators to perform in certain circumstances where the buyer/operator may no longer be able to perform.
The indemnity provided to the purchaser of the entity that held our Piceance Basin operations relates in substantial part to liabilities arising in connection with litigation over the appropriate calculation of royalty payments. Plaintiffs in that litigation have asserted claims regarding, among other things, the method by which we took transportation costs into account when calculating royalty payments. In 2017, we settled one of these claims.
As of December 31, 2017, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of December 31, 2017 and December 31, 2016, the Company had accrued approximately $11 million and $13 million, respectively, for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Commitments
We have minimum commitments with midstream companies for gathering, treating, processing and transportation services associated with moving certain of our production to market. As part of managing our commodity price risk, we may also utilize contracted pipeline capacity to move our natural gas production and third-party purchases of natural gas to other locations in an attempt to obtain more favorable pricing differentials. During 2015 and 2016 we divested most of our contracted pipeline capacity in conjunction with our exits from the Piceance and Appalachian Basins. During 2017, we entered into various contracts for pipeline capacity to move our Permian Basin production to market. The midstream service and transportation contract commitments disclosed below include obligations for which liabilities were recorded in 2015 associated with our exit from the Powder River Basin and our abandonment of an area in the Appalachian Basin. Amounts below also include obligations totaling $317 million associated with our San Juan Basin operations that will be assumed by the purchaser (see Note 17). As of December 31, 2017, commitments and recorded liabilities associated with our midstream service and transportation contracts are as follows:

	Midstream Services	Transportation	Total
	(Millions)
2018	$106	$55	$161
2019	101	57	158
2020	103	60	163
2021	91	44	135
2022	81	33	114
Thereafter	219	279	498
Total commitments	$701	$528	$1,229

Accrued liabilities	$34	$67	$101
Our midstream service commitments will be settled over approximately eight years.
Future minimum annual rentals under noncancelable operating leases as of December 31, 2017, are payable as follows:

(Millions)
2018	$7
2019	5
2020	5
2021	4
2022	1
Thereafter	—

Total	$22
Total rent expense, excluding amounts capitalized, was $25 million, $30 million and $28 million in 2017, 2016 and 2015, respectively. Rent charges incurred for drilling rig rentals are capitalized under the successful efforts method of accounting; however, charges for rig release penalties or long term standby charges are expensed as incurred.
Note 12. Employee Benefit Plans
WPX has a defined contribution plan which matches dollar-for-dollar up to the first 6 percent of eligible pay per period. Employees also receive a non-matching annual employer contribution equal to 8 percent of eligible pay if they are age 40 or older and 6 percent of eligible pay if they are under age 40. Total contributions to this plan were $11 million, $13 million and $15 million for 2017, 2016 and 2015, respectively. Approximately $7 million, $7 million and $9 million were included in accrued and other current liabilities at December 31, 2017, 2016 and 2015, respectively, related to the non-matching annual employer contribution.
Note 13. Stock-Based Compensation
We have an equity incentive plan (“2013 Incentive Plan”) and an employee stock purchase plan (“ESPP”). The 2013 Incentive Plan authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

stock, restricted stock units, performance shares, performance units and other stock-based awards (restricted stock awards, restricted stock units, performance shares and performance units are collectively referred to as restricted stock units and awards for purposes of this footnote). At December 31, 2017, 14 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 6 million shares were available for future grants. The 2013 Incentive Plan is administered by either the full Board of Directors or a committee as designated by the Board of Directors, determined by the grant. Our employees, officers and non-employee directors are eligible to receive awards under the 2013 Incentive Plan.
Total stock-based compensation expense was $30 million, $33 million and $31 million for of the years ended December 31, 2017, 2016 and 2015, respectively, and is reflected in general and administrative expense. Measured but unrecognized stock-based compensation expense related to restricted stock units and awards at December 31, 2017 was $36 million and is expected to be recognized over a weighted-average period of 1.8 years. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2017.
The ESPP allows employees the option to purchase WPX common stock at a 15 percent discount through after-tax payroll deductions. The purchase price of the stock is the lower of either the first or last day of the biannual offering periods, followed with the 15 percent discount. The maximum number of shares that shall be made available under the purchase plan is 1 million shares, subject to adjustment for stock splits and similar events. Offering periods are from January through June and from July through December. Employees purchased 122 thousand shares at an average price of $8.34 per share during 2017.
Nonvested Restricted Stock Units and Awards
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2017.

Restricted Stock Units	Shares	Weighted- Average Fair Value(a)
	(Millions)
Nonvested at December 31, 2016	6.5	$11.92
Granted	2.4	$13.76
Forfeited	(0.7)	$12.72
Vested	(2.5)	$13.18
Nonvested at December 31, 2017	5.7	$12.06
__________

(a)	Performance-based shares are valued utilizing a Monte Carlo valuation method using measures of total shareholder return. All other shares are valued at the grant-date market price.
Other restricted stock unit information

	2017	2016	2015
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$13.76	$10.99	$10.24
Total fair value of restricted stock units vested during the year (millions)	$33	$37	$40
Performance-based shares granted represent 31 percent of nonvested restricted stock units outstanding at December 31, 2017. These grants may be earned at the end of a three-year period based on actual performance against a performance target. Expense associated with these performance-based grants is recognized in periods after performance targets are established. Based on the extent to which certain financial targets are achieved, vested shares may range from zero percent to 200 percent of the original grant amount.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Stock Options
The following summary reflects stock option activity and related information for the year ended December 31, 2017.

Stock Options	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Millions)		(Years)	(Millions)
Outstanding at December 31, 2016	2.7	$15.31		$4
Granted	—	$—
Exercised	(0.1)	$8.06
Forfeited	(0.4)	$15.96
Outstanding at December 31, 2017	2.2	$15.35	2.2	$3
Exercisable at December 31, 2017	2.2	$15.35	2.2	$3

The total intrinsic value of options exercised was $224 thousand, $160 thousand and $319 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
Cash received from stock option exercises was $0.4 million, $0.4 million and $2 million during 2017, 2016 and 2015, respectively.
The Company did not grant stock options during the years ended 2017, 2016 and 2015.
Note 14. Stockholders’ Equity
Preferred Stock
Our amended and restated certificate of incorporation authorizes our Board of Directors to establish one or more series of preferred stock. Unless required by law or by any stock exchange on which our common stock is listed, the authorized shares of preferred stock will be available for issuance without further action. Rights and privileges associated with shares of preferred stock are subject to authorization by our Board of Directors and may differ from those of any and all other series at any time outstanding. As of December 31, 2017, there were 4.8 million shares of our 6.25% series A Mandatory Convertible Preferred Stock (“Preferred Stock”) issued and outstanding (as described below).
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
On July 20, 2016, we entered into Conversion Agreements with certain existing beneficial owners (the “Preferred Holders”) of our Preferred Stock, pursuant to which each of the Preferred Holders agreed to convert (the “Conversion”) shares of Preferred Stock it beneficially owned into shares of our common stock, par value $0.01 per share, and in addition receive a cash payment from us in connection with the Conversion. The Preferred Holders agreed to convert an aggregate of approximately 2.2 million shares of Preferred Stock into approximately 10.2 million shares of our common stock in the Conversion, and we made an aggregate cash payment to the Preferred Holders of approximately $10 million. Following the

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Conversion, approximately 4.8 million shares of Preferred Stock remain outstanding. We issued the shares of common stock in the Conversion on July 28, 2016. As a result of the cash payment and additional shares issued as an inducement to the Preferred Holders, we recorded a loss of $22 million in 2016.
By entering into the Conversion and associated transactions early, we reduced cash dividend payments and continued simplifying our capital and cost structure.
Common Stock
Each share of our common stock entitles its holder to one vote in the election of each director. No share of our common stock affords any cumulative voting rights. Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. No dividends on our common stock were declared or paid for 2017, 2016 or 2015. No shares of common stock are subject to redemption or have preemptive rights to purchase additional shares of our common stock or other securities.
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
On August 17, 2015, we issued 40 million unregistered shares of our common stock to RKI shareholders as part of the consideration under our merger agreement. The estimated fair value of the shares on the RKI Acquisition date was $296 million. These shares were registered in December 2015. See Note 2 for further discussion of the RKI Acquisition.
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
On January 12, 2017, we completed an underwritten public offering of 51.675 million shares of our common stock, which included 6.675 million shares of common stock issued pursuant to an option granted to the underwriters to purchase additional shares. The stock was sold to the underwriters at $12.97 per share and we received proceeds of approximately $670 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions. We used these proceeds, and cash on hand, to close the Panther Acquisition.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

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

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$59	$—	$59	$—	$38	$—	$38
Energy derivative liabilities	$—	$236	$—	$236	$—	$215	$—	$215
Total debt(a)	$—	$2,746	$—	$2,746	$—	$2,702	$—	$2,702
__________

(a)	The carrying value of total debt, excluding capital leases and debt issuance costs, was $2,600 million as of December 31, 2017 and 2016.
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
Forward, swap, option and swaption contracts included in Level 2 are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of our production, are structured as costless collars, calls or swaptions and are financially settled. All of our financial options are valued using an industry standard Black-Scholes option pricing model. In connection with several crude oil and natural gas swaps entered into, we granted swaptions and calls to the swap counterparties in exchange for receiving premium hedged prices on the crude oil and natural gas swaps. These swaptions and calls grant the counterparty the option to enter into future swaps with us. Significant inputs into our Level 2 valuations include commodity prices, implied volatility and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

similar securities with similar terms and credit ratings. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.
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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. There were no instruments included in Level 3 at December 31, 2017.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1 and Level 2 occurred during the years ended December 31, 2017 or 2016.
Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues on our Consolidated Statements of Operations.
Other
In addition to the items discussed below, we performed other nonrecurring fair value assessments as discussed in Note 2.
2017
In conjunction with the $103 million of gains from exchanges of leasehold during 2017, we estimated the fair value of the leasehold through discounted cash flow models and consideration of market data. Our estimates and assumptions include future commodity prices, projection of estimated quantities of oil and natural gas reserves, expectations for future development and operating costs and risk adjusted discount rates, all of which are Level 3 inputs. The total fair value of leasehold exchanges in 2017 approximated $200 million. See Note 5 for additional discussion related to leasehold exchanges.
In addition, during the third quarter of 2017, we began a process to market our natural gas-producing properties in the San Juan Basin and our Board of Directors approved a divestment subject to a minimum price. Following the marketing process, we received several acceptable bids. As a result, we determined the estimated fair value, less costs to sell, based on the probability-weighted cash flows of expected proceeds and compared it to our net book value which resulted in an impairment of $60 million recorded in the third-quarter of 2017. See Note 5 for additional discussion related to the impairment of our natural gas-producing properties in the San Juan Basin.
2015
As previously noted, we evaluate our long-lived assets for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. On several occasions in the past three years, we considered the significant declines in forward natural gas, oil and NGL prices as compared to the previous respective period’s forward prices to be indicators of a potential impairment. As a result, we assessed the carrying value of our producing properties and costs of acquired unproved reserves for impairments as of the dates of those declines. Our assessments utilized estimates of future cash flows, including in some instances potential disposition proceeds. Significant judgments and assumptions in these assessments include estimates of proved, probable and possible reserve quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), expectation for market participant drilling plans, expected capital costs and an applicable discount rate commensurate with the risk of the underlying cash flow estimates. In the year ended December 31, 2015, our assessment identified certain properties with a carrying value in excess of their calculated fair values and as a result, we recorded impairment charges. The following table presents impairments associated with certain assets that have been measured at fair value on a nonrecurring basis within Level 3 of the fair value hierarchy.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Total losses for the year ended December 31,
2015 (a)

Impairments:
Producing properties and costs of acquired unproved reserves (Note 3 and Note 5)	$2,308
Unproved leasehold	26
$2,334
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of December 31, 2017.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)
Crude Oil
Crude Oil	2018	Fixed Price Swaps	WTI	(57,500)	$52.82
Crude Oil	2018	Basis Swaps	Midland	(17,521)	$(0.91)
Crude Oil	2018	Basis Swaps	Nymex	(20,000)	$0.03
Crude Oil	2018	Fixed Price Calls	WTI	(13,000)	$58.89
Crude Oil	2019	Fixed Price Swaps	WTI	(32,000)	$51.99
Crude Oil	2019	Basis Swaps	Midland	(20,000)	$(0.93)
Crude Oil	2019	Basis Swaps	Nymex	(20,000)	$0.11
Crude Oil	2019	Fixed Price Calls	WTI	(5,000)	$54.08
Crude Oil	2020	Basis Swaps	Midland	(5,000)	$(1.16)

Natural Gas
Natural Gas	2018	Fixed Price Swaps	Henry Hub	(140)	$2.97
Natural Gas	2018	Basis Swaps	San Juan	(40)	$(0.30)
Natural Gas	2018	Basis Swaps	Permian	(48)	$(0.31)
Natural Gas	2018	Basis Swaps	Waha	(15)	$0.93
Natural Gas	2018	Basis Swaps	Houston Ship	(43)	$(0.08)
Natural Gas	2018	Fixed Price Calls	Henry Hub	(16)	$4.75
Natural Gas	2019	Fixed Price Swaps	Henry Hub	(50)	$2.88
Natural Gas	2019	Basis Swaps	Permian	(25)	$(0.39)
Natural Gas	2019	Basis Swaps	Waha	(45)	$0.07
Natural Gas	2019	Basis Swaps	Houston Ship	(30)	$(0.09)

Natural Gas Liquids
Natural Gas Liquids	2018	Fixed Price Swaps	Ethane-Mont	(3,078)	$0.29
Natural Gas Liquids	2018	Fixed Price Swaps	Propane	(900)	$0.79
Natural Gas Liquids	2018	Fixed Price Swaps	Propane-Mont	(3,604)	$0.80
Natural Gas Liquids	2018	Fixed Price Swaps	Iso Butane	(651)	$0.91
Natural Gas Liquids	2018	Fixed Price Swaps	Normal Butane	(1,701)	$0.90
Natural Gas Liquids	2018	Fixed Price Swaps	Natural	(1,401)	$1.31

__________

(a)
Derivatives related to crude oil production are fixed price swaps settled on the business day average, basis swaps, fixed price calls and swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, fixed price calls and swaptions. The derivatives related to natural gas liquids production are fixed price swaps. In connection with several crude oil and natural gas swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the crude oil and natural gas swaps. These swaptions grant the counterparty the option to enter into future swaps with us.

(b)	Crude oil volumes are reported in Bbl/day, natural gas volumes are reported in BBtu/day and natural gas liquids volumes are reported in Bbl/day.

(c)	The weighted average price for crude oil is reported in $/Bbl, the natural gas is reported in $/MMBtu and the natural gas liquids is reported in $/Gallon.

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

	Years Ended December 31,
	2017	2016	2015

Gain (loss) from derivatives related to production(a)	$3	$(207)	$438
Gain (loss) from derivatives related to physical marketing agreements(b)	—	—	(20)
Net gain (loss) on derivatives	$3	$(207)	$418
__________

(a)	Includes settlements totaling $4 million, $301 million and $650 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)	Includes settlements totaling $1 million for the year ended December 31, 2016 and payments totaling less than $1 million and $33 million for the years ended December 31, 2017 and 2015, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
December 31, 2017	(Millions)
Derivative assets with right of offset or master netting agreements	$59	$(42)	$17
Derivative liabilities with right of offset or master netting agreements	$(236)	$42	$(194)

December 31, 2016
Derivative assets with right of offset or master netting agreements	$38	$(33)	$5
Derivative liabilities with right of offset or master netting agreements	$(215)	$33	$(182)
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
As of December 31, 2017, we did not have any collateral posted to derivative counterparties to support the aggregate fair value of our net $194 million derivative liability position (reflecting master netting arrangements in place with certain counterparties) which includes a reduction of $4 million to our liability balance for our own nonperformance risk. As of December 31, 2016, we did not have any collateral posted to derivative counterparties to support the aggregate fair value of our net $182 million derivative liability position (reflecting master netting arrangements in place with certain counterparties) which includes a reduction of $5 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $194 million and $187 million at December 31, 2017 and 2016, respectively.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.
Accounts receivable
The following table summarizes concentration of receivables, net of allowances, by product or service as of dates indicated below.

	December 31,
	2017	2016
	(Millions)
Receivables by product or service:
Sale of natural gas, crude and related products and services	$251	$122
Joint interest owners	54	23
Other	2	23
Total	$307	$168
Oil and natural gas customers include pipelines, distribution companies, producers, marketers and industrial users primarily located in the southwestern United States and North Dakota. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly.
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
We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2017, 2016 and 2015, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.
Our gross and net credit exposure from our derivative contracts were $59 million and $17 million, respectively, as of December 31, 2017. All of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We consider counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
At December 31, 2017, all of our net credit exposure is with a single counterparty. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

Other
At December 31, 2017, we held collateral support of $10 million, either in the form of cash, letters of credit or surety bond, related to our commodity management agreements.
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

	Year ended December 31,
	2017	2016	2015
Crestwood Midstream Partners LP	16%	(a)	(a)
Andeavor	18%	17%	15%
St. Paul Refining	12%	10%	(a)
NGL Crude Logistics	11%	(a)	(a)
Plains Marketing	(a)	11%	(a)
__________

(a)	Revenues for purchaser were less than 10 percent of total consolidated revenues adjusted for net gain (loss) on derivatives.

One of our senior officers is on the board of directors of NGL Energy Partners, LP ("NGL Energy"). In the normal course of business, we sell crude oil to NGL Energy. For the year ended 2017, sales to NGL Energy were approximately 11 percent of our total consolidated revenues adjusted for gain (loss) on derivatives.
Note 17. Subsequent Events
On January 30, 2018, we signed an agreement to sell our operations in the San Juan Basin’s Gallup oil play (“San Juan Gallup”) to an undisclosed third party for $700 million.The operations in the San Juan Gallup represent 12 percent of our total proved reserves at December 31, 2017 and 16 percent of our total production for 2017. WPX plans to use a significant portion of the San Juan Basin proceeds for debt reduction.
In December 2017, we sold our natural gas-producing properties in the San Juan Basin (“San Juan Legacy”) for $169 million. A portion of San Juan Legacy sale will close in 2018. Collectively, the San Juan Gallup and San Juan Legacy comprised our San Juan Basin operations. Upon closing of the sale of San Juan Gallup, we will no longer have operations in the San Juan Basin.
The following unaudited pro forma condensed consolidated financial statements apply certain pro forma adjustments to the historical consolidated financial statements of WPX Energy, Inc. The pro forma adjustments give effect to the disposition of San Juan Legacy (including the portion to close in 2018) and the probable disposition of our operations in the San Juan Gallup (collectively, the “San Juan Dispositions”). It is anticipated that the San Juan Basin operations will now qualify as discontinued operations and, as a result, would be reclassified from income (loss) from continuing operations to discontinued operations in accordance with the provisions of “Presentation of Financial Statements” in the Accounting Standards Codification in future filings.
The unaudited pro forma condensed consolidated statements of operations for the three years ended December 31, 2017 give effect to the reclassification of the results of the San Juan Basin from continuing operations. The unaudited pro forma condensed balance sheet as of December 31, 2017 assumes the transaction occurred on December 31, 2017.
The unaudited pro forma condensed consolidated financial statements are presented for illustrative purposes only to reflect the San Juan Dispositions and do not represent what our results of operations or financial position would actually have been had the San Juan Dispositions occurred on the dates noted above, or project our results of operations or financial position for any future periods. The unaudited pro forma condensed consolidated financial statements are intended to provide information about the continuing impact of the San Juan Dispositions as if it had been consummated earlier and do not

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

represent any conclusions about whether such operations of the San Juan Basin will be reported as discontinued operations. The pro forma adjustments are based on available information and certain assumptions that management believes are factually supportable and are expected to have a continuing impact on our results of operations. In the opinion of management, all adjustments necessary to present fairly the unaudited pro forma condensed consolidated financial statements have been made.

	December 31, 2017
	WPX Energy, Inc. - As Reported	Disposition(a)	Pro Forma
	(Millions)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$189	$721	$910
Accounts receivable, net of allowance	307	—	307
Derivative assets	36	—	36
Inventories	44	(19)	25
Assets classified as held for sale	34	(34)	—
Other	28	—	28
Total current assets	638	668	1,306
Investments	70	—	70
Properties and equipment, net (successful efforts method of accounting)	7,454	(763)	6,691
Derivative assets	23	—	23
Other noncurrent assets	22	—	22
Total assets	$8,207	$(95)	$8,112
Liabilities and Equity
Current liabilities:
Accounts payable	$446	$—	$446
Accrued and other current liabilities	209	—	209
Liabilities associated with assets held for sale	13	(13)	—
Derivative liabilities	171	—	171
Total current liabilities	839	(13)	826
Deferred income taxes	117	—	117
Long-term debt, net	2,575	—	2,575
Derivative liabilities	65	—	65
Asset retirement obligations	36	(4)	32
Other noncurrent liabilities	448	(3)	445
Contingent liabilities and commitments (Note 10)
Equity:
Stockholders’ equity:
Preferred stock	232	—	232
Common stock	4	—	4
Additional paid-in-capital	7,479	—	7,479
Accumulated deficit	(3,588)	(75)	(3,663)
Accumulated other comprehensive income (loss)	—	—	—
Total stockholders’ equity	4,127	(75)	4,052
Total liabilities and equity	$8,207	$(95)	$8,112
__________

(a)
Assumes receipt of $700 million of cash on December 31, 2017 for the sale of our San Juan Gallup that are part of a probable disposition and $21 million from post closing of San Juan Legacy. The $700 million purchase price does not assume any closing adjustments that will occur. The other amounts presented are the adjustments necessary to reflect the removal of the San Juan Gallup and remaining San Juan Legacy assets and liabilities from our consolidated historical financial statements. These adjustments are based on available information and certain assumptions that management believes are factually supportable and may not represent the assets and liabilities that will be assumed by the buyer.

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2017
	WPX Energy Inc. - As Reported	Disposition(b)	Pro Forma
Revenues:	(Millions)
Product revenues:	(Unaudited)
Oil sales	$1,029	$(150)	$879
Natural gas sales	163	(96)	67
Natural gas liquid sales	115	(45)	70
Total product revenues	1,307	(291)	1,016
Net gain (loss) on derivatives	3	—	3
Commodity Management	25	—	25
Other	1	—	1
Total revenues	1,336	(291)	1,045
Costs and expenses:
Depreciation, depletion and amortization	673	(131)	542
Lease and facility operating	218	(50)	168
Gathering, processing and transportation	94	(70)	24
Taxes other than income	102	(23)	79
Exploration	101	(14)	87
General and administrative (including equity-based compensation of $30 million, $2 million and $28 million respectively)	174	(8)	166
Commodity management, including charges for unutilized pipeline capacity	27	—	27
Net (gain) loss on sales of assets or impairment of producing properties	(111)	(50)	(161)
Other—net	15	—	15
Total costs and expenses	1,293	(346)	947
Operating income (loss)	43	55	98
Interest expense	(188)	—	(188)
Loss on extinguishment of acquired debt	(17)	—	(17)
Investment income and other	3	—	3
Income (loss) from continuing operations before income taxes	(159)	55	(104)
Provision (benefit) for income taxes	(148)	20	(128)
Income (loss) from continuing operations	$(11)	$35	$24

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2016
	WPX Energy Inc. - As Reported	Disposition(b)	Pro Forma
Revenues:	(Millions)
Product revenues:	(Unaudited)
Oil sales	$551	$(100)	$451
Natural gas sales	125	(90)	35
Natural gas liquid sales	46	(25)	21
Total product revenues	722	(215)	507
Net gain (loss) on derivatives	(207)	—	(207)
Commodity Management	177	—	177
Other	1	—	1
Total revenues	693	(215)	478
Costs and expenses:
Depreciation, depletion and amortization	623	(182)	441
Lease and facility operating	163	(45)	118
Gathering, processing and transportation	76	(64)	12
Taxes other than income	60	(17)	43
Exploration	42	(16)	26
General and administrative (including equity-based compensation of $33 million, $2 million and $31 million respectively)	214	(12)	202
Commodity management, including charges for unutilized pipeline capacity	208	—	208
Net (gain) loss on sales of assets or divestment of transportation contracts	22	217	239
Other—net	16	(1)	15
Total costs and expenses	1,424	(120)	1,304
Operating income (loss)	(731)	(95)	(826)
Interest expense	(207)	—	(207)
Loss on extinguishment of acquired debt	(1)	—	(1)
Investment income and other	2	—	2
Income (loss) from continuing operations before income taxes	(937)	(95)	(1,032)
Provision (benefit) for income taxes	(325)	(35)	(360)
Income (loss) from continuing operations	$(612)	$(60)	$(672)

WPX Energy, Inc.
Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2015
	WPX Energy Inc. - As Reported	Disposition(b)	Pro Forma
Revenues:	(Millions)
Product revenues:	(Unaudited)
Oil sales	$494	$(127)	$367
Natural gas sales	138	(109)	29
Natural gas liquid sales	23	(16)	7
Total product revenues	655	(252)	403
Net gain (loss) on derivatives	418	—	418
Commodity Management	286	—	286
Other	7	(1)	6
Total revenues	1,366	(253)	1,113
Costs and expenses:
Depreciation, depletion and amortization	528	(178)	350
Lease and facility operating	145	(58)	87
Gathering, processing and transportation	64	(42)	22
Taxes other than income	62	(20)	42
Exploration	85	(18)	67
General and administrative (including equity-based compensation of $31 million, $1 million and $30 million respectively)	210	(9)	201
Commodity management, including charges for unutilized pipeline capacity	261	—	261
Net (gain) loss on sales of assets or impairment of producing properties	(349)	—	(349)
Acquisition costs	23	—	23
Other—net	63	1	64
Total costs and expenses	1,092	(324)	768
Operating income (loss)	274	71	345
Interest expense	(187)	—	(187)
Loss on extinguishment of acquired debt	(65)	—	(65)
Investment income and other	(2)	—	(2)
Income (loss) from continuing operations before income taxes	20	71	91
Provision (benefit) for income taxes	24	27	51
Income (loss) from continuing operations	$(4)	$44	$40
__________

(b)
Amounts presented are the adjustments necessary to reflect the removal of the results of operations of the San Juan Basin from our consolidated historical financial statements. These adjustments are based on available information and certain assumptions that management believes are factually supportable and may not be indicative of future results of operations of the San Juan Basin assets.

WPX Energy, Inc.
QUARTERLY FINANCIAL DATA
(Unaudited)
Summarized quarterly financial data is presented below. The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Millions, except per-share amounts)
2017
Product revenues	$253	$289	$326	$439
Net gain (loss) on derivatives	$203	$116	$(106)	$(210)
Commodity management	$5	$8	$4	$8
Total revenues	$461	$413	$224	$238
Operating costs and expenses	$279	$297	$302	$337

Income (loss) from continuing operations	$94	$76	$(150)	$(31)
Income (loss) from discontinued operations	(2)	—	4	(7)
Net income (loss)	$92	$76	$(146)	$(38)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$90	$72	$(153)	$(35)
Income (loss) from discontinued operations	(2)	—	4	(7)
Net income (loss)	$88	$72	$(149)	$(42)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.23	$0.18	$(0.39)	$(0.09)
Income (loss) from discontinued operations	—	—	0.01	(0.01)
Net income (loss)	$0.23	$0.18	$(0.38)	$(0.10)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.22	$0.18	$(0.39)	$(0.09)
Income (loss) from discontinued operations	—	—	0.01	(0.01)
Net income (loss)	$0.22	$0.18	$(0.38)	$(0.10)
2016
Product revenues	$127	$176	$188	$231
Net gain (loss) on derivatives	$57	$(154)	$38	$(148)
Commodity management	$31	$116	$25	$5
Total revenues	$216	$138	$251	$88
Operating costs and expenses	$269	$384	$264	$255

Income (loss) from continuing operations	$—	$(223)	$(218)	$(171)
Income (loss) from discontinued operations	(12)	25	(1)	(1)
Net loss	$(12)	$(198)	$(219)	$(172)
Amounts available to WPX Energy, Inc. common stockholders:
Loss from continuing operations	$(5)	$(229)	$(244)	$(174)
Income (loss) from discontinued operations	(12)	25	(1)	(1)
Net loss	$(17)	$(204)	$(245)	$(175)
Basic earnings (loss) per common share:
Loss from continuing operations	$(0.02)	$(0.76)	$(0.72)	$(0.51)
Income (loss) from discontinued operations	(0.04)	0.08	—	—
Net loss	$(0.06)	$(0.68)	$(0.72)	$(0.51)
Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.02)	$(0.76)	$(0.72)	$(0.51)
Income (loss) from discontinued operations	(0.04)	0.08	—	—
Net loss	$(0.06)	$(0.68)	$(0.72)	$(0.51)

Net income or loss for each respective quarter include the following pre-tax items:
First-quarter 2017:

•	$34 million net gain on sales of assets and exchanges of leasehold acreage and deferred gains related to the completion of commitments from the sales of gathering systems in prior years (see Note 5).

•	$23 million loss on write-off of expired leases in the Permian Basin (see Note 5).
Third-quarter 2017:

•
$115 million net gain on sales of assets and exchanges of leasehold acreage and deferred gains related to the completion of commitments from the sales of gathering systems in prior years offset by $60 million impairment on San Juan Legacy (see Note 5).

•	$17 million loss on extinguishment of debt (see Note 9).

•	$10 million severance tax refunds for prior years related to the Piceance Basin (see Note 3).
Fourth-quarter 2017:

•	$11 million gain on leasehold exchanges (see Note 5).

•	$5 million increase on future commitments under gathering, processing and transportation liability related to the Powder River Basin in discontinued operations (see Note 3).

•	$92 million income tax benefit related to the impact of new income tax legislation (see Note 10).
First-quarter 2016:

•	$199 million gain on the sale of our San Juan Basin gathering system (see Note 5).

•	$14 million increase of our deferred tax liability as of the beginning of the year resulting from an increase to our state effective rate.
Second-quarter 2016:

•	$52 million gain included in discontinued operations for the sale of the Piceance Basin (see Note 3).

•	$5 million recognition of a deferred gain on the sale of our San Juan Basin gathering system.
Third-quarter 2016:

•	$238 million net loss on divestment of the remaining transportation contracts (see Note 5).

•	$11 million recognition of a deferred gain on the sale of our San Juan Basin gathering system.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
(Unaudited)

We have significant continuing oil and gas producing activities primarily in the Delaware Basin in Texas and New Mexico, the Williston Basin in North Dakota and the San Juan Basin in the Rocky Mountain region, all of which are located in the United States. Subsequent to December 31, 2017, we entered into an agreement for the sale of our remaining San Juan Basin properties (see Note 17 of Notes to Consolidated Financial Statements). These properties represented approximately 12 percent of our reserves at December 31, 2017.
With the exception of Capitalized Costs, the following information includes activity through the completion of the respective asset sales. These sales include operations which are reported within continuing operations and the sales of the Piceance and Powder River Basins, both of which have been reported as discontinued operations in our consolidated financial statements. The Piceance Basin properties were sold in April 2016 and represented approximately 52 percent of our reserves as of December 31, 2015. The Powder River Basin properties were sold in late 2015 and represented less than 5 percent of our total domestic proved reserves at December 31, 2014. Capitalized Costs do not include amounts which are classified as assets held for sale on the Consolidated Balance Sheets.
Capitalized Costs

	As of December 31,
	2017	2016
	(Millions)
Proved Properties	$7,208	$5,616
Unproved properties	2,334	2,065
	9,542	7,681
Accumulated depreciation, depletion and amortization and valuation provisions	(2,338)	(1,722)
Net capitalized costs	$7,204	$5,959
__________

•	Excluded from capitalized costs are equipment and facilities in support of oil and gas production of $223 million and $170 million, net, as of December 31, 2017 and 2016, respectively.

•	Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells including uncompleted development well costs and successful exploratory wells.

•	Unproved properties consist primarily of unproved leasehold costs.

Cost Incurred

	For the years ended December 31,
	2017	2016	2015
	(Millions)
Acquisition	$864	$84	$3,208
Exploration	5	5	84
Development	1,048	471	657
	$1,917	$560	$3,949
__________

•	Costs incurred include capitalized and expensed items.

•
Acquisition costs are as follows: Costs in 2017 primarily relate to our purchase of assets in the Delaware Basin (see Note 2 of Notes to Consolidated Financial Statements) in March 2017 that included $195 million and 23.8 MMboe of proved developed reserves and facilities. Costs in 2016 primarily relates to purchases of additional acreage in the Delaware Basin and included approximately 2.5 MMboe of proved reserves. Costs in 2015 primarily relate to the allocated purchase price of RKI properties in the Permian-Delaware Basin (see Note 2 of Notes to Consolidated Financial Statements) and includes 53 MMboe of proved developed reserves.

•
Exploration costs include the costs incurred for geological and geophysical activity, drilling and equipping exploratory wells, including costs incurred during the year for wells determined to be dry holes, exploratory lease acquisitions and retaining undeveloped leaseholds. The 2015 amount primarily related to the drilling of Piceance Niobrara wells.

•
Development costs include costs incurred to gain access to and prepare well locations for drilling and to drill and equip wells in our development basins. Development costs associated with our Piceance Basin operations were $27 million and $106 million for 2016 and 2015, respectively.

 Proved Reserves
The SEC defines proved oil and gas reserves (Rule 4-10(a) of Regulation S-X) as those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Proved reserves consist of two categories, proved developed reserves and proved undeveloped reserves. Proved developed reserves are currently producing wells and wells awaiting minor sales connection expenditure, recompletion, additional perforations or borehole stimulation treatments. Proved undeveloped reserves are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved reserves on undrilled acreage are limited to those that can be developed within five years according to planned drilling activity. Proved reserves on undrilled acreage also can include locations that are more than one offset away from current producing wells where there is a reasonable certainty of production when drilled or where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation.

The following is a summary of changes in our proved reserves including proved reserves activity through the completion of our sales of the Piceance and Powder River Basins which are reported as discontinued operations and other divestitures in continuing operations.

	Oil (MMbbls)	Natural Gas (Bcf)	NGLs (MMbbls)	All Products (MMboe)
Proved reserves at December 31, 2014	130.8	3,149.6	70.8	726.6
Revisions	(31.9)	(624.6)	(14.0)	(150.0)
Purchases	39.8	205.6	20.7	94.7
Divestitures	—	(380.3)	—	(63.4)
Extensions and discoveries	17.1	116.9	5.1	41.6
Production	(13.1)	(277.0)	(7.3)	(66.5)
Proved reserves at December 31, 2015	142.7	2,190.2	75.3	583.0
Revisions	(3.8)	(50.2)	(2.9)	(15.2)
Purchases	1.6	4.4	0.4	2.8
Divestitures	(5.5)	(1,505.9)	(38.3)	(294.8)
Extensions and discoveries	54.9	214.6	19.8	110.5
Production	(15.3)	(118.6)	(4.8)	(39.9)
Proved reserves at December 31, 2016	174.6	734.5	49.5	346.4
Revisions	4.7	(8.4)	(1.1)	2.3
Purchases	21.8	58.8	7.8	39.4
Divestitures	(1.7)	(312.5)	(0.8)	(54.6)
Extensions and discoveries	86.7	194.5	23.6	142.7
Production	(22.4)	(75.9)	(5.0)	(40.0)
Proved reserves at December 31, 2017	263.7	591.0	74.0	436.2

Proved developed reserves:
December 31, 2015	83.0	1,618.2	49.5	402.2
December 31, 2016	84.4	440.2	24.1	181.8
December 31, 2017	130.3	321.2	38.8	222.7

Proved undeveloped reserves:
December 31, 2015	59.7	572.0	25.8	180.8
December 31, 2016	90.2	294.2	25.4	164.6
December 31, 2017	133.4	269.8	35.2	213.5
__________

•	Natural gas reserves are computed at 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.

•
Revisions in 2017 primarily reflect 24.1 MMboe of positive revision due to an increase in the 12 month average price offset by 21.8 MMboe negative revisions primarily due to changes in the development plan for certain natural gas wells. Revisions in 2016 primarily reflect 49 MMboe of negative revisions due to the decrease in the 12-month average price partially offset by 34 MMboe of positive revisions due to decreased costs and well improvements. Revisions in 2015 primarily reflect 209 MMboe of negative revisions related to the decrease in the 12-month average prices partially offset by 59 MMboe of positive revisions due to decreased costs and well improvements. The 2015 revisions comprised 108 MMboe net negative revisions related to proved undeveloped locations and 42 MMboe net negative revisions related to proved developed locations.

•
Purchases in 2017 primarily reflect the Panther Acquisition of which 23.8 MMboe is proved developed. Purchases in 2015 reflects the RKI Acquisition of which 53.4 MMboe is proved developed and 41.3 MMboe is associated with proved undeveloped locations.

•
Divestitures in 2017 primarily relate to the sale of our natural gas assets in the San Juan Basin which included 28.7 MMboe of proved developed reserves and 16.6 MMboe of proved undeveloped reserves. Divestitures in 2016 relate to the sale of the Piceance Basin which included proved developed reserves and proved undeveloped reserves of 222 MMboe and 67 MMboe, respectively. Divestitures in 2015 relate to sales of properties in the Powder River Basin (28 MMboe) and the Appalachian Basin (35 MMboe).

•
Extensions and discoveries in 2017 reflect 46 MMboe added for proved developed locations and 97 MMboe of proved undeveloped locations primarily in the Delaware and Williston Basins. Extensions and discoveries in 2016 reflect 26 MMboe added for proved developed locations and 84 MMboe for proved undeveloped locations primarily in the Delaware Basin. Extensions and discoveries in 2015 reflect 21 MMboe added for proved developed locations and 21 MMboe for proved undeveloped locations primarily related to our San Juan Gallup and Williston Basins.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is based on the estimated quantities of proved reserves. Prices were calculated from the 12-month trailing average, first-of-the-month price for the applicable indices for each basin as adjusted for respective location price differentials. The average domestic oil price used in the estimates for the years ended December 31, 2017, 2016 and 2015 was $46.39, $35.91 and $43.84 per barrel, respectively. The average natural gas price used in the estimates for the years ended December 31, 2017, 2016 and 2015 was $1.67, $1.74 and $2.26 per Mcf, respectively. The average NGL price per barrel was $21.16, $10.57 and $15.84 for the same periods. Future income tax expenses have been computed considering applicable taxable cash flows and appropriate statutory tax rates. The discount rate of 10 percent is as prescribed by authoritative guidance. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs.
Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Standardized Measure of Discounted Future Net Cash Flows

	As of December 31,
	2017	2016
	(Millions)
Future cash inflows	$14,785	$8,072
Less:
Future production costs	6,112	4,076
Future development costs	2,070	1,518
Future income tax provisions	408	—
Future net cash flows	6,195	2,478
Less 10 percent annual discount for estimated timing of cash flows	3,034	1,440
Standardized measure of discounted future net cash inflows	$3,161	$1,038
__________

•
Our historical tax basis, including carryforwards, (i.e. future deductions for taxable income calculation) of proved properties at December 31, 2016 are greater than the total standardized measure of future net cash flows before taxes; therefore, future taxable income as calculated in the standardized measure of cash flows would be less than zero.

Sources of Change in Standardized Measure of Discounted Future Net Cash Flows

	For the years ended December 31,
	2017	2016	2015
	(Millions)
Beginning of year	$1,038	$1,284	$3,883
Sales of oil and gas produced, net of operating costs	(894)	(458)	(541)
Net change in prices and production costs	1,385	(261)	(5,231)
Extensions, discoveries and improved recovery, less estimated future costs	816	735	254
Development costs incurred during year	345	142	276
Changes in estimated future development costs	105	(211)	1,213
Purchase of reserves in place, less estimated future costs	305	20	657
Sale of reserves in place, less estimated future costs	20	(253)	(397)
Revisions of previous quantity estimates	30	(78)	(374)
Accretion of discount	104	136	489
Net change in income taxes	(83)	—	1,073
Other	(10)	(18)	(18)
Net changes	2,123	(246)	(2,599)
End of year	$3,161	$1,038	$1,284

WPX Energy, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged (Credited) to Costs and Expenses	Other	Deductions	Ending Balance

2017:
Allowance for doubtful accounts—accounts and notes receivable(a)	$3	$—	$—	$(1)	$2
Deferred tax asset valuation(b)(f)	151	44	—	—	195
Price-risk management credit reserves—liabilities(c)(d)	5	—	(1)	—	4
2016:
Allowance for doubtful accounts—accounts and notes receivable(a)	$6	$—	$—	$(3)	$3
Deferred tax asset valuation(b)	124	26	1	—	151
Price-risk management credit reserves—assets(a)(d)	1	—	(1)	—	—
Price-risk management credit reserves—liabilities(c)(d)	—	—	5	—	5
2015:
Allowance for doubtful accounts—accounts and notes receivable(a)	$6	$5	$—	$(5)	$6
Deferred tax asset valuation(b)(e)	118	3	3	—	124
Price-risk management credit reserves—assets(a)(d)	1	—	—	—	1
 __________

(a)	Deducted from related assets.

(b)	Deducted from related assets with a portion included in assets held for sale.

(c)	Deducted from related liabilities.

(d)	Included in revenues.

(e)	Includes RKI Acquisition.

(f)	Includes impact of the Tax Cuts and Jobs Act enacted rate reduction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Fourth Quarter 2017 Changes in Internal Controls
There have been no changes during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2018 Annual meeting of Stockholders, or our 2018 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, under the headings “Proposal 1— Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership and Reporting Compliance.”

Item 11.	Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2018 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, under the headings “Executive Compensation” and “Compensation Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2018 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2018 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, under the headings “Corporate Governance” and “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2018 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1 and 2.

Page
Covered by report of Independent Registered Public Accounting Firm:
Consolidated Balance Sheets as of December 31, 2017 and 2016	70
Consolidated Statements of Operations for each year in the three-year period ended December 31, 2017	71
Consolidated Statements of Changes in Equity for each year in the three-year period ended December 31, 2017	72
Consolidated Statements of Cash Flows for each year in the three-year period ended December 31, 2017	73
Notes to consolidated financial statements	74
Schedule for each year in the three-year period ended December 31, 2017:
II — Valuation and qualifying accounts	117
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Not covered by report of independent auditors:
Quarterly financial data (unaudited)	111
Supplemental oil and gas disclosures (unaudited)	113
(a) 3 and (b). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit No.	Description

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

Exhibit No.	Description

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

10.34
Purchase and Sale Agreement by and Among WPX Energy Production, LLC and Enduring Resources IV, LLC dated January 30, 2018 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2018)

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
Date: February 22, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Muncrief	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 22, 2018

/s/ J. Kevin Vann	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018

/s/ Stephen L. Faulkner	Controller (Principal Accounting Officer)	February 22, 2018

/s/ John A. Carrig*	Director	February 22, 2018

/s/ William R. Granberry*	Director	February 22, 2018

/s/ Robert K. Herdman*	Director	February 22, 2018

/s/ Kelt Kindick*	Director	February 22, 2018

/s/ Karl F. Kurz*	Director	February 22, 2018

/s/ Henry E. Lentz*	Director	February 22, 2018

/s/ George A. Lorch*	Director	February 22, 2018

/s/ William G. Lowrie*	Director	February 22, 2018

/s/ Kimberly S. Lubel*	Director	February 22, 2018

/s/ David F. Work*	Director	February 22, 2018

/s/ Stephen E. Brilz
*By:	Attorney-in-Fact	February 22, 2018