Form 10-Q
period 2018-03-31
WPX ENERGY, INC.
filed 2018-05-03
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at May 2, 2018 were 399,625,264.

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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$681	$189
Accounts receivable, net of allowance of $2 million as of March 31, 2018 and December 31, 2017	337	307
Derivative assets	82	36
Inventories	31	30
Assets classified as held for sale (Note 2)	—	811
Other	30	28
Total current assets	1,161	1,401
Investments	85	70
Properties and equipment (successful efforts method of accounting)	8,964	8,674
Less—accumulated depreciation, depletion and amortization	(2,148)	(1,983)
Properties and equipment, net	6,816	6,691
Derivative assets	43	23
Other noncurrent assets	22	22
Total assets	$8,127	$8,207

Liabilities and Equity
Current liabilities:
Accounts payable	$522	$446
Accrued and other current liabilities	161	209
Liabilities associated with assets held for sale (Note 2)	—	20
Derivative liabilities	242	171
Total current liabilities	925	846
Deferred income taxes	74	117
Long-term debt, net	2,576	2,575
Derivative liabilities	74	65
Asset retirement obligations	33	32
Other noncurrent liabilities	439	445
Contingent liabilities and commitments (Note 8)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; 4.8 million shares outstanding at March 31, 2018 and December 31, 2017)	232	232
Common stock (2 billion shares authorized at $0.01 par value; 399.7 million and 398.3 million shares issued and outstanding at March 31, 2018 and December 31, 2017)	4	4
Additional paid-in-capital	7,473	7,479
Accumulated deficit	(3,703)	(3,588)
Total stockholders’ equity	4,006	4,127
Total liabilities and equity	$8,127	$8,207
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:	(Millions, except per-share amounts)
Product revenues:
Oil sales	$360	$159
Natural gas sales	17	17
Natural gas liquid sales	30	11
Total product revenues	407	187
Net gain (loss) on derivatives	(69)	203
Commodity management	36	5
Total revenues	374	395
Costs and expenses:
Depreciation, depletion and amortization	161	113
Lease and facility operating	55	36
Gathering, processing and transportation	18	5
Taxes other than income	30	13
Exploration (Note 4)	19	36
General and administrative (including equity-based compensation of $7 million for both periods)	43	41
Commodity management	39	5
Net (gain) loss on sales of assets (Note 4)	1	(31)
Other—net	2	4
Total costs and expenses	368	222
Operating income	6	173
Interest expense	(46)	(47)
Investment income and other	(1)	2
Income (loss) from continuing operations before income taxes	(41)	128
Provision (benefit) for income taxes	(15)	33
Income (loss) from continuing operations	(26)	95
Loss from discontinued operations	(89)	(3)
Net income (loss)	(115)	92
Less: Dividends on preferred stock	4	4
Net income (loss) available to WPX Energy, Inc. common stockholders	$(119)	$88
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(30)	$91
Loss from discontinued operations	(89)	(3)
Net income (loss)	$(119)	$88
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$0.24
Loss from discontinued operations	(0.23)	(0.01)
Net income (loss)	$(0.30)	$0.23
Basic weighted-average shares	398.6	386.3
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$0.23
Loss from discontinued operations	(0.23)	(0.01)
Net income (loss)	$(0.30)	$0.22
Diluted weighted-average shares	398.6	410.4
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2017	$232	$4	$7,479	$(3,588)	$4,127
Net loss	—	—	—	(115)	(115)
Stock-based compensation, net of tax impact	—	—	(2)	—	(2)
Dividends on preferred stock	—	—	(4)	—	(4)
Balance at March 31, 2018	$232	$4	$7,473	$(3,703)	$4,006
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2018	2017
Operating Activities(a)	(Millions)
Net income (loss)	$(115)	$92
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	168	147
Deferred income tax provision (benefit)	(43)	30
Provision for impairment of properties and equipment (including certain exploration expenses)	20	38
Net (gain) loss on derivatives	69	(203)
Net settlements related to derivatives	(55)	(5)
Amortization of stock-based awards	8	7
Net (gain) loss on sales of assets including discontinued operations	151	(35)
Cash provided (used) by operating assets and liabilities:
Accounts receivable	(21)	(14)
Inventories	(8)	2
Other current assets	6	2
Accounts payable	28	29
Federal income taxes receivable	—	12
Accrued and other current liabilities	(48)	(76)
Payments on liabilities accrued in prior years for retained transportation and gathering contracts related to discontinued operations	(10)	(11)
Other, including changes in other noncurrent assets and liabilities	(5)	7
Net cash provided by operating activities(a)	145	22
Investing Activities(a)
Capital expenditures(b)	(321)	(237)
Proceeds from sales of assets	699	8
Purchase of a business	—	(802)
Purchase of investments	(16)	—
Net cash provided by (used in) investing activities(a)	362	(1,031)
Financing Activities
Proceeds from common stock	1	671
Dividends paid on preferred stock	(4)	(4)
Borrowings on credit facility	138	—
Payments on credit facility	(138)	—
Taxes paid for shares withheld	(11)	(10)
Net cash provided by (used in) financing activities	(14)	657
Net increase (decrease) in cash and cash equivalents and restricted cash	493	(352)
Cash and cash equivalents and restricted cash at beginning of period	201	506
Cash and cash equivalents and restricted cash at end of period	$694	$154
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted. See Note 2 of Notes to Consolidated Financial Statements for discussion of discontinued operations.
(b) Increase to properties and equipment	$(349)	$(280)
Changes in related accounts payable and accounts receivable	28	43
Capital expenditures	$(321)	$(237)
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business and Basis of Presentation
Description of Business
Operations of our company include oil, natural gas and NGL development and production primarily located in Texas, New Mexico and North Dakota. We specialize in development and production from tight-sands and shale formations in the Delaware and Williston Basins. Associated with our commodity production are sales and marketing activities, referred to as commodity management activities, that include oil and natural gas purchased from third-party working interest owners in operated wells and the management of various commodity contracts, such as transportation and related derivatives.
In March 2018, we sold our properties in the San Juan Basin’s Gallup oil play (“San Juan Gallup”) and in December 2017, we sold our natural gas-producing properties in the San Juan Basin (“San Juan Legacy”). Collectively, the San Juan Gallup and San Juan Legacy comprised our San Juan Basin operations. Subsequent to the closing of these transactions, we no longer have operations in the San Juan Basin. As a result of these divestments, the results of operations of the San Juan Basin have been reclassified as discontinued operations on the Consolidated Statements of Operations. See Note 2 for additional information on these transactions.
In addition, we have sold other operations which are reported as discontinued operations and are discussed in Note 2 of Notes to Consolidated Financial Statements.
The consolidated businesses represented herein as WPX Energy, Inc. is also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 in the Company’s Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, changes in equity for the three months ended March 31, 2018 and cash flows for the three months ended March 31, 2018 and 2017. The Company has no elements of comprehensive income (loss) other than net income (loss).
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
Discontinued Operations
See Note 2 for a discussion of discontinued operations. Unless indicated otherwise, the information in the Notes to Consolidated Financial Statements relates to continuing operations.
Recently Adopted Accounting Standards
The company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective method. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 was not material to our revenues or operating income (loss) or to our consolidated balance sheet because our performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard; thus, revenue associated with the majority of our contracts will continue to be recognized as control of products is transferred to the customer. We incorporated any new disclosure requirements into our 2017 Form 10-K. See Note 1 of our Annual Report on Form 10-K for additional discussion related to revenue accounting policies and disclosures. In addition, see Note 16 of our Form 10-K for receivables related to sales of oil, natural gas and related products and services. The composition of our receivables as of March 31, 2018 has not changed significantly as compared to December 31, 2017.
We adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, effective January 1, 2018 which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows on a retrospective basis. The requirements of this standard are reflected on our Consolidated Statement

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

of Cash Flows, including prior periods. Restricted cash was approximately $13 million and $12 million as of March 31, 2018 and December 31, 2017, respectively.
We adopted ASU 2017-01, Business Combinations, clarifying the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses effective January 1, 2018.
We adopted ASU 2017-09, Compensation - Stock Compensation (Topic 718), effective January 1, 2018. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of this standard did not have a significant impact on our consolidated financial statements.
Accounting Standards Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing right-of-use assets and lease payment liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASU 2016-02, a determination is to be made at the inception of a contract as to whether the contract is, or contains, a lease. Leases convey the right to control the use of an identified asset in exchange for consideration. Only the lease components of a contract must be accounted for in accordance with this ASU. Non-lease components, such as activities that transfer a good or service to the customer, shall be accounted for under other applicable Topics. ASU 2016-02 permits lessees to make policy elections to not recognize lease assets and liabilities for leases with terms of less than twelve months and/or to not separate lease and non-lease components and account for the non-lease components together with the lease components as a single lease component. Based on an initial review of the new guidance and the Company’s current commitments, the Company anticipates it may be required to recognize right-of-use assets and lease payment liabilities related to certain drilling rig commitments, certain equipment leases, and potentially other arrangements, the effects of which cannot be estimated at this time. We are in the process of identifying leases and have engaged a third party to assist with implementing the standard. In 2018 and 2019, we will implement appropriate changes to our business processes, systems or controls to support recognition and disclosure under the new standard. Our findings and progress toward implementation of the standard are periodically reported to management. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company continues to evaluate the impact of ASU 2016-02 to the Company’s Consolidated Financial Statements or related disclosures.
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
Note 2. Discontinued Operations
On January 30, 2018, we signed an agreement to sell our properties in the San Juan Gallup oil play to Enduring Resources IV, LLC (“Enduring”) for $700 million (subject to closing and post-closing adjustments). The transaction closed on March 28, 2018 and we received approximately $667 million (subject to post-closing adjustments). In addition, the purchaser will assume approximately $309 million of gathering and processing commitments; however, WPX has left in place a performance guarantee with respect to these commitments. We believe that any future performance under this guarantee obligation is highly unlikely given our understanding of the buyer’s credit position, the indemnity arrangement between the Company and Enduring and the declining size of the obligations subject to the guarantee over time. Although we believe the probability of performance by WPX is low, we must determine the fair value of the guarantee that was provided. We estimated the fair value of the guarantee to be approximately $9 million based on the factors mentioned above along with projections of estimated future volume throughputs and risk adjusted discount rates, all of which are Level 3 inputs. This amount is included in our calculation of the loss on sale. We recorded a total loss on the sale of $147 million in first quarter 2018. The operations in the San Juan Gallup represented 12 percent of our total proved reserves at December 31, 2017 and 16 percent of our total production for 2017.
As previously noted, we sold our San Juan Legacy properties in December 2017. As a result of the dispositions of San Juan Gallup and San Juan Legacy properties, we no longer have operations in the San Juan Basin. Our discontinued operations consist of the previously owned properties in the San Juan Basin and accretion on certain transportation and gathering obligations retained and recognized in prior years related to the sale of Powder River properties.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Summarized Results of Discontinued Operations
The following table presents the results of our discontinued operations for the periods presented.

	Three months ended March 31,
	2018	2017
	(Millions)
Total revenues	$76	$66
Costs and expenses:
Depreciation, depletion and amortization	$8	$34
Lease and facility operating	7	12
Gathering, processing and transportation	12	16
Taxes other than income	6	6
General and administrative	1	2
Exploration	3	3
(Gain) loss on sales of assets	—	(4)
Accretion for transportation and gathering obligations retained	2	2
Other—net	4	1
Total costs and expenses	43	72
Operating income (loss)	33	(6)
Loss on sale of assets	(149)	—
Loss from discontinued operations before income taxes	(116)	(6)
Income tax benefit	(27)	(3)
Loss from discontinued operations	$(89)	$(3)
Assets and Liabilities in the Consolidated Balance Sheets attributable to Discontinued Operations
The following table presents assets classified as held for sale and liabilities associated with assets held for sale related to our San Juan Basin operations.

December 31,
2017
(Millions)
Assets classified as held for sale
Inventories	$14
Properties and equipment, net (successful efforts method of accounting)	797
Total assets classified as held for sale on the Consolidated Balance Sheets	$811

Liabilities associated with assets held for sale
Current liabilities:
Accounts payable	$1
Accrued and other current liabilities	1
Total current liabilities	2
Asset retirement obligations	15
Other noncurrent liabilities	3
Total liabilities associated with assets held for sale on the Consolidated Balance Sheets	$20

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Cash Flows Attributable to Discontinued Operations
In addition to the amounts presented below, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $10 million and $11 million for the three months ended March 31, 2018 and 2017, respectively.

	Three months Ended March 31,
	2018	2017
	(Millions)
Cash provided by operating activities(a)	$46	$29
Capital expenditures within investing activities	$26	$23
__________
(a) Excluding income taxes and changes in working capital items.
Note 3. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended March 31,
	2018	2017
	(Millions, except per-share amounts)
Income (loss) from continuing operations	$(26)	$95
Less: Dividends on preferred stock	4	4
Income (loss) from continuing operations available to WPX Energy, Inc. common stockholders for basic and diluted earnings (loss) per common share	$(30)	$91

Basic weighted-average shares	398.6	386.3
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	—	4.1
Stock options	—	0.2
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock	—	19.8
Diluted weighted-average shares	398.6	410.4
Earnings (loss) per common share from continuing operations:
Basic	$(0.07)	$0.24
Diluted	$(0.07)	$0.23
__________
(a) The following table includes amounts that have been excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to our loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders.

Three months ended March 31,
2018
(Millions)
Weighted-average nonvested restricted stock units and awards	3.1
Weighted-average stock options	0.2
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock	19.8

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

The table below includes information related to stock options that were outstanding at March 31, 2018 and 2017 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the first quarter weighted-average market price of our common shares.

	March 31,
	2018	2017
Options excluded (millions)	1.0	1.6
Weighted-average exercise price of options excluded	$17.90	$17.81
Exercise price range of options excluded	$16.46 - $21.81	$14.41 - $21.81
First quarter weighted-average market price	$14.41	$13.35
The diluted weighted-average shares excludes the effect of approximately 0.7 million and 0.6 million nonvested restricted stock units for the three months ended March 31, 2018 and 2017, respectively. These restricted stock units were antidilutive under the treasury stock method.
Note 4. Asset Sales and Exploration Expenses
Asset Sales
Net gain on sales of assets for the three months ended March 31, 2017 primarily relates to a gain from an exchange of leasehold acreage in the Permian Basin.
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
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended March 31,
	2018	2017
	(Millions)
Unproved leasehold property impairment, amortization and expiration	$17	$35
Geologic and geophysical costs	2	1
Total exploration expenses	$19	$36

Unproved leasehold property impairment, amortization and expiration in 2017 includes costs in excess of the accumulated amortization balance associated with certain leases in the Permian Basin that expired during the first quarter of 2017. These leases were renewed in second-quarter 2017.
Note 5. Inventories
The following table presents a summary of our inventories as of the dates indicated below.

	March 31, 2018	December 31, 2017
	(Millions)
Material, supplies and other	$30	$29
Crude oil production in transit	1	1
Total inventories	$31	$30

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 6. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated below.

	March 31, 2018	December 31, 2017
	(Millions)
Credit facility agreement	$—	$—
7.500% Senior Notes due 2020	350	350
6.000% Senior Notes due 2022	1,100	1,100
8.250% Senior Notes due 2023	500	500
5.250% Senior Notes due 2024	650	650
Total long-term debt	$2,600	$2,600
Less: Debt issuance costs on long-term debt(a)	24	25
Total long-term debt, net(a)	$2,576	$2,575
__________
(a) Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.
Credit Facility
As of March 31, 2018, our $1.2 billion senior secured revolving credit facility (“Credit Facility”) had a maturity date of October 28, 2019. As of March 31, 2018, we had no borrowings outstanding, $70 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants with full access to the Credit Facility.
On April 17, 2018, the Company entered into a Second Amendment to Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility, as amended, increases total commitments to $1.5 billion, increases the Borrowing Base to $1.8 billion, and extends the maturity date to April 17, 2023, subject to a springing maturity on October 15, 2021 if available liquidity minus outstanding 2022 notes is less than $500 million. Based on our current credit ratings, a Collateral Trigger Period applies which makes the Credit Facility subject to certain financial covenants and a Borrowing Base as described below. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time.
Borrowing Base. During a Collateral Trigger Period, loans under the Credit Facility are subject to a Borrowing Base as calculated in accordance with the provisions of the Credit Facility. The $1.8 billion Borrowing Base will remain in effect until the next Redetermination Date as set forth in the Credit Facility and at this time, availability under the Credit Facility Agreement is limited by the total commitments of $1.5 billion. The Borrowing Base is recalculated at least every six months per the terms of the Credit Facility.
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
The Collateral Trigger Termination Date is the first date following the date of the closing of the Credit Facility and the first date following any Collateral Trigger Date, as applicable, on which (i) the Company’s Corporate Rating is BBB- or better by S&P (without negative outlook or negative watch) or (ii) Baa3 or better by Moody’s (without negative outlook or negative watch), provided that the other of the two Corporate Ratings is at least BB+ by S&P or Ba1 by Moody’s.
Interest and Commitment Fees. Interest on borrowings under the Credit Facility is payable at rates per annum equal to, at the Company’s option: (1) a fluctuating base rate equal to the alternate base rate plus the applicable margin, or (2) a periodic fixed rate equal to LIBOR plus the applicable margin. The alternate base rate will be the highest of (i) the federal funds rate plus 0.5 percent, (ii) the Prime Rate, and (iii) one-month LIBOR plus 1.0 percent. As amended and during a Collateral Trigger Period, the applicable margin ranges from 0.25% to 1.25% per annum in the case of the alternate base rate, and from 1.25% to 2.25% per annum in the case of LIBOR. The Company is required to pay a commitment fee based on the unused portion of the commitments under the Credit Facility. As amended and during a Collateral Trigger Period, the commitment fee ranges from

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

0.375% to 0.500% per annum. The applicable margin and the commitment fees during a Collateral Trigger Period are determined by reference to a utilization percentage as set forth in the Credit Facility. The applicable margin and the commitment fee other than during a Collateral Trigger Period are determined by reference to the Company’s senior unsecured debt ratings.
Significant Financial Covenants.
Pursuant to the amendment, the Company is required to maintain:

•
a ratio of Net Indebtedness to Consolidated EBITDAX for the most recent ended four consecutive fiscal quarters (excluding the first three quarters of 2018 which will use an Annualized Consolidated EBITDAX) of not greater than 4.25 to 1.00 as of the last day of the most recently ended Rolling Period; and

•
a ratio of consolidated current assets (including the unused amount of the Aggregate Commitments) of the Company and its consolidated subsidiaries to the consolidated current liabilities of the Company and its consolidated subsidiaries as of the last day of any fiscal quarter of at least 1.0 to 1.0.

If a Collateral Trigger Termination Date occurs, other financial covenants would apply and replace those listed above.
See our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on covenants related to our Credit Facility that were unchanged under the new amendment. As of the date of this filing, we are in compliance with all terms, conditions and financial covenants of the Credit Facility, as amended.
Senior Notes
Subsequent to March 31, 2018, we commenced cash tender offers to purchase up to $500 million aggregate principal amount of our outstanding 7.500% Senior Notes due 2020, 6.000% Senior Notes due 2022 and 8.250% Senior Notes due 2023. On April 17, 2018, using $540 million of proceeds from our San Juan Gallup disposition, we redeemed $329 million aggregate principal amount of the 2020 Notes and $171 million aggregate principal amount of the 2022 Notes.
See our Annual Report on Form 10-K for the year ended December 31, 2017 for additional discussion related to our senior notes.
Note 7. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended March 31,
	2018	2017
	(Millions)
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	(9)	46
State	(6)	(13)
	(15)	33
Total provision (benefit)	$(15)	$33
The effective income tax rate for the three months ended March 31, 2018, differs from the new federal statutory rate of 21 percent due to the effect of an adjustment to state deferred taxes as a result of a decrease in the blended state income tax rate due to changes in state apportionment factors resulting from the divestment of our San Juan Basin assets.
The effective income tax rate for the three months ended March 31, 2017, differs from the federal statutory rate of 35 percent due to the impact of ASU 2016-09 and the effect of an adjustment to state deferred taxes as a result of a decrease in the blended state income tax rate due to changes in state apportionment factors resulting from increased presence in the Delaware Basin operations in Texas following the Panther acquisition.
Due to the uncertainty or diversity in views about the application of ASC 740 in the period of enactment of the Tax Cuts and Jobs Act (“Act”), the SEC issued Staff Accounting Bulletin (“SAB”) 118 which allowed us to provide a provisional estimate of the impacts of the Act in our earnings for December 31, 2017. Additional impacts from the enactment of the Act

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

will be recorded as they are identified during the one-year measurement period as provided for in SAB 118. Our estimate does not reflect the impact of potential reductions of AMT credit refunds, changes in current interpretations of performance based executive compensation deduction limitations, effects of any state tax law changes and uncertainties regarding interpretations that may arise as a result of federal tax reform. The Company will continue to analyze the effects of the Act on its financial statements and operations and record changes to our estimates as appropriate.
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
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of March 31, 2018, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for RKI effective with the acquisition. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the acquisition.
Pursuant to our tax sharing agreement with Williams, we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre spin-off period for which we continue to have exposure to audit adjustments as part of Williams. In 2017, the IRS proposed an adjustment related to our business for which a payment to Williams could be required. We are currently evaluating the issue and expect to protest the adjustment within the normal appeals process of the IRS. In addition, the alternative minimum tax credit deferred tax asset that was allocated to us by Williams at the time of the spin-off could change due to audit adjustments unrelated to our business. Any such adjustment to this deferred tax asset will not be known until the IRS examination is completed, but is not expected to result in a cash settlement unless we have utilized any of the alternative minimum tax credits.
As of March 31, 2018, the Company has approximately $8 million of unrecognized tax benefits which is offset by an increase in deferred tax assets of approximately $7 million. Currently, we expect ultimate resolution of our uncertain tax position during the next 12 months.
Note 8. Contingent Liabilities and Commitments
Contingent Liabilities
Royalty litigation
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, breach of implied duty to market, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs sought monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter was removed to the United States District Court for New Mexico where the court denied plaintiffs’ motion for class certification. In March 2017, plaintiffs appealed the denial of class certification to the Tenth Circuit and oral argument before the Tenth Circuit was held on January 17, 2018. In August 2012, a second potential class action was filed against us in the United States District Court for the District of New Mexico by mineral interest owners in New Mexico and Colorado. Plaintiffs claim breach of contract, breach of the covenant of good faith and fair dealing, breach of implied duty to market both in Colorado and New Mexico and violation of the New Mexico Oil and Gas Proceeds Payment Act, and seek declaratory judgment, accounting and injunctive relief. On August 16, 2016, the court denied plaintiffs’ motion for class certification. On September 15, 2016, plaintiffs filed their motion for reconsideration and filed a second motion for class certification, and on September 30, 2017, the Court issued its memorandum opinion and order denying the plaintiffs motion for reconsideration and their Second Motion for Class

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Certification. At this time, we believe that our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.
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
Matters related to Williams’ former power business
In connection with a Separation and Distribution Agreement between WPX and The Williams Companies, Inc. (“Williams”), Williams is obligated to indemnify and hold us harmless from any losses arising out of liabilities assumed by us for the pending litigation described below relating to the reporting of certain natural gas-related information to trade publications.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Other Indemnifications
Pursuant to various purchase and sale agreements relating to divested businesses and assets, including the agreements pursuant to which we divested our Piceance and San Juan Basin operations, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breaches of representations and warranties, tax liabilities, historic litigation, personal injury, environmental matters and rights-of-way. Additionally, Federal and state laws in areas of former operations may require previous operators to perform in certain circumstances where the buyer/operator may no longer be able to perform.
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
As of March 31, 2018, we have not received a claim against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of March 31, 2018 and December 31, 2017, the Company had accrued approximately $11 million for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Commitments
See Note 2 for a discussion of commitments that will be assumed by the purchaser of our San Juan Gallup assets and a related existing performance guarantee from WPX that will remain in place.

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

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$125	$—	$125	$—	$59	$—	$59
Energy derivative liabilities	$—	$316	$—	$316	$—	$236	$—	$236
Total debt(a)	$—	$2,714	$—	$2,714	$—	$2,746	$—	$2,746
__________

(a)
The carrying value of total debt, excluding capital leases and debt issuance costs, was $2,600 million as of March 31, 2018 and December 31, 2017. The fair value of our debt, which also excludes capital leases and debt issuance costs, is determined on market rates and the prices of similar securities with similar terms and credit ratings.

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
Our energy derivatives portfolio is largely comprised of over-the-counter products or like products and the tenure of our derivatives portfolio extends through the end of 2021. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes or market indications and documented on a quarterly basis.
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We did not have any instruments included in Level 3 as of March 31, 2018.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended March 31, 2018 and 2017.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of March 31, 2018.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Apr - Dec 2018	Fixed Price Swaps	WTI	(57,500)	$52.82
Crude Oil	Apr - Dec 2018	Basis Swaps	Midland-Cushing	(14,331)	$(0.83)
Crude Oil	Apr - Dec 2018	Basis Swaps	Nymex CMA Roll	(20,000)	$0.03
Crude Oil	Apr - Dec 2018	Fixed Price Calls	WTI	(13,000)	$58.89
Crude Oil	2019	Fixed Price Swaps	WTI	(34,000)	$(52.30)
Crude Oil	2019	Basis Swaps	Midland-Cushing	(20,000)	$(0.93)
Crude Oil	2019	Basis Swaps	Nymex CMA Roll	(20,000)	$0.11
Crude Oil	2019	Fixed Price Calls	WTI	(5,000)	$54.08
Crude Oil	2020	Basis Swaps	Midland-Cushing	(5,000)	$(1.16)
Natural Gas
Natural Gas	Apr - Dec 2018	Fixed Price Swaps	Henry Hub	(130)	$2.99
Natural Gas	Apr - Dec 2018	Basis Swaps	Permian	(48)	$(0.31)
Natural Gas	Apr - Dec 2018	Basis Swaps	Waha	(15)	$(0.93)
Natural Gas	Apr - Dec 2018	Basis Swaps	Houston Ship	(43)	$(0.08)
Natural Gas	Apr - Dec 2018	Fixed Price Calls	Henry Hub	(16)	$4.75
Natural Gas	2019	Fixed Price Swaps	Henry Hub	(50)	$2.88
Natural Gas	2019	Basis Swaps	Permian	(25)	$(0.39)
Natural Gas	2019	Basis Swaps	Waha	(45)	$0.07
Natural Gas	2019	Basis Swaps	Houston Ship	(30)	$(0.09)
Natural Gas	2020	Basis Swaps	Waha	(20)	$(0.57)
Natural Gas	2021	Basis Swaps	Waha	(20)	$(0.57)
Natural Gas Liquids
Natural Gas Liquids	Apr - Dec 2018	Fixed Price Swaps	Mont Belvieu	(3,300)	$0.29
Natural Gas Liquids	Apr - Dec 2018	Fixed Price Swaps	Conway Propane	(900)	$0.79
Natural Gas Liquids	Apr - Dec 2018	Fixed Price Swaps	Mont Belvieu	(3,900)	$0.80
Natural Gas Liquids	Apr - Dec 2018	Fixed Price Swaps	Mont Belvieu Iso	(700)	$0.91
Natural Gas Liquids	Apr - Dec 2018	Fixed Price Swaps	Mont Belvieu	(1,800)	$0.90
Natural Gas Liquids	Apr - Dec 2018	Fixed Price Swaps	Mont Belvieu	(1,500)	$1.31
__________

(a)
Derivatives related to crude oil production are fixed price swaps settled on the business day average, basis swaps, fixed price calls and swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, fixed price calls and swaptions. In connection with several crude oil and natural gas swaps entered into, we granted swaptions to the swap counterparties in exchange for receiving premium hedged prices on the crude oil and natural gas swaps. These swaptions grant the counterparty the option to enter into future swaps with us. Basis swaps for the Nymex CMA (Calendar Monthly Average) Roll location are pricing adjustments to the trade month versus the delivery month for contract pricing. Derivatives related to natural gas liquids production are fixed price swaps.

(b)	Crude oil volumes are reported in Bbl/day, natural gas volumes are reported in BBtu/day and natural gas liquids volumes are reported in Bbl/day.

(c)	The weighted average price for crude oil is reported in $/Bbl, natural gas is reported in $/MMBtu and natural gas liquids is reported in $/Gal.

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
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. Net gain (loss) on derivatives on the Consolidated Statements of Operations includes settlements to be paid of $55 million and $5 million for the three months ended March 31, 2018 and 2017, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
March 31, 2018	(Millions)
Derivative assets with right of offset or master netting agreements	$125	$(92)	$33
Derivative liabilities with right of offset or master netting agreements	$(316)	$92	$(224)

December 31, 2017
Derivative assets with right of offset or master netting agreements	$59	$(42)	$17
Derivative liabilities with right of offset or master netting agreements	$(236)	$42	$(194)
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
As of March 31, 2018, we had no collateral posted to derivative counterparties, to support the aggregate fair value of our net $224 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of $2 million to our liability balance for our own nonperformance risk. Assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, the additional collateral that we would have been required to post at March 31, 2018 was $224 million.
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
We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2018 and 2017, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.
Our gross and net credit exposure from our derivative contracts were $125 million and $33 million, respectively, as of March 31, 2018. Ninety-nine percent of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our two largest net counterparty positions represent approximately 98 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
One of our senior officers is on the board of directors of NGL Energy Partners, LP ("NGL Energy"). In the normal course of business, we sell crude oil to NGL Energy. For the first three months of 2018, sales to NGL Energy were approximately 12 percent of our total consolidated revenues adjusted for gain (loss) on derivatives. In addition, a subsidiary of NGL Energy provides water disposal services for WPX that represent less than 1 percent of operating expenses.
Other
Collateral support for our commodity agreements could include margin deposits, letters of credit, surety bonds and guarantees of payment by credit worthy parties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the selected historical consolidated financial data and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our 2017 Annual Report on Form 10-K. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q and our 2017 Annual Report on Form 10-K.
Unless indicated otherwise, the following discussion relates to continuing operations. See Note 2 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.
Overview
Composition of production (based on MBoe) and product revenue

Three months ended March 31,
The following table presents our production volumes and financial highlights for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018		2017
Production Sales Volume Data(a):		Per day		Per day
Oil (MBbls)	5,920	65.8	3,504	38.9
Natural gas (MMcf)	11,908	132	7,747	86
NGLs (MBbls)	1,340	14.9	706	7.8
Combined equivalent volumes (MBoe)(b)	9,245	102.7	5,501	61.1
Financial Data (millions):
Total product revenues	$407		$187
Total revenues	$374		$395
Operating income	$6		$173
Capital expenditure activity	$349		$280
 __________

(a)	Excludes production from discontinued operations.

(b)	MBoe are converted using the ratio of one barrel of oil, condensate or NGL to six thousand cubic feet of natural gas.

(c)	Includes capital expenditures activity related to discontinued operations of $26 million and $43 million for the three months ended March 31, 2018 and 2017.

Our year-to-date 2018 operating results were $167 million unfavorable compared to year to date 2017. The primary items impacting the three months ended March 31, 2018 compared to the same period in 2017 include:

•	$272 million unfavorable change in net gain (loss) on derivatives;

•	$97 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and

•	the absence in 2018 of a $31 million net gain on sales of assets recorded in 2017 (see Note 4 of Notes to Consolidated Financial Statements).
Offset by

•	$220 million increase in product revenues, primarily oil sales, of which $109 million related to higher oil volumes and $92 million related to higher oil prices; and

•	$17 million lower exploration costs (see Note 4 of Notes to Consolidated Financial Statements).
Outlook
As previously noted, we sold our remaining interests in the San Juan Basin on March 28, 2018 and used $540 million of the proceeds to tender for $500 million of our long-term debt. The sale of our San Juan assets signals our confidence in the two remaining core positions in the Delaware (Permian) and Williston Basins. We believe we are well positioned for prudent growth assuming a near-term commodity environment of at least $40 per barrel. Our growth plan through the end of 2018, both volumes and cash flow, is another important step in the transformation of the company in an effort to improve our leverage metrics along with other per Boe metrics. In 2019, we expect our operating cash flows to equal or exceed our drilling and completion capital expenditures. However, the oil and gas industry is a challenging environment and appropriate adjustments to our plans would be made if we foresee market conditions change including significant fluctuation in commodity prices.
Our capital budget for 2018 is $1.16 billion to $1.31 billion, including amounts for land, midstream and equity investments. Planned capital for drilling and completions is $1.04 billion to $1.11 billion. The plan contemplates deploying a comparable rig count compared to 2017, completing an inventory of 38 DUCs at year-end 2017, adding a third frac crew in the Delaware Basin and drilling longer laterals in the Delaware. The 2018 budget is designed to fund 7 rigs and 3 rigs in the Delaware and Williston Basins, respectively.
Our March 31, 2018 liquidity totaled approximately $1.8 billion, reflecting amounts available under the Credit Facility Agreement and cash on hand. Excluding any future borrowings on the Credit Facility, our next significant debt maturity of $929 million is not due until 2022. Subsequent to March 31, 2018, we amended our Credit Facility to, among other things, (i) increase the borrowing base to $1.8 billion with aggregate elected commitments increased to $1.5 billion (ii) extend the maturity date to April 17, 2023, subject to a springing maturity on October 15, 2021 and (iii) decrease the interest rates applicable to the loans under the Credit Facility Agreement (see Note 6 for further discussion). We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
As we execute on our long-term strategy, we continue to operate with a focus on increasing shareholder value and investing in our businesses in a way that enhances our competitive position by:

•	value driven development of our positions in the Delaware and Williston Basins;

•	continuing to pursue cost improvements and efficiency gains;

•	employing new technology and operating methods;

•	continuing to invest in projects to assess resources and add new development opportunities to our portfolio;

•	retaining the flexibility to make adjustments to our planned levels and allocation of capital investment expenditures in response to changes in economic conditions or business opportunities; and

•	continuing to maintain an active economic hedging program around our commodity price risks.
Potential risks or obstacles that could impact the execution of our plan include:

•	lower than anticipated energy commodity prices;

•	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment supplies, skilled labor or transportation;

•	lower than expected results from acquisitions;

•	higher capital costs of developing our properties, including the impact of inflation;

•	lower than expected levels of cash flow from operations;

•	counterparty credit and performance risk;

•	general economic, financial markets or industry downturn;

•	unavailability of capital either under our revolver or access to capital markets;

•	changes in the political and regulatory environments; and

•	decreased drilling success.
With the exception of potential impairments, we continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. Commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel for a brief time over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our proved properties is $4.7 billion. In addition, the net book value associated with unproved leasehold is approximately $2.1 billion and is primarily associated with our Delaware Basin properties. See our discussion of impairment of long-lived assets in our Critical Accounting Estimates discussion in our Form 10-K.
Three Month-Over-Three Month Results of Operations
Revenue analysis

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2018	2017
	(Millions)
Revenues:
Oil sales	$360	$159	$201	126%
Natural gas sales	17	17	—	—%
Natural gas liquid sales	30	11	19	173%
Total product revenues	407	187	220	118%
Net gain (loss) on derivatives	(69)	203	(272)	NM
Commodity management	36	5	31	NM
Total revenues	$374	$395	$(21)	(5)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:

•
$201 million increase in oil sales reflects $109 million related to higher production sales volumes and $92 million related to higher sales prices for the three months ended March 31, 2018 compared to 2017. The Delaware Basin volumes were 33.8 MBbls per day compared to 13.6 MBbls per day for the three months ended March 31, 2018 and 2017, respectively. The Williston Basin volumes were 32.0 MBbls per day compared to 25.3 MBbls per day for the three months ended March 31, 2018 and 2017, respectively. The following table reflects oil production prices and volumes for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017

Oil sales (per barrel)	$60.91	$45.32
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	(9.92)	(0.91)
Oil net price including derivative settlements (per barrel)	$50.99	$44.41

Oil production sales volumes (MBbls)	5,920	3,504
Per day oil production sales volumes (MBbls/d)	65.8	38.9
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
Natural gas sales were flat but reflect $9 million in higher production sales volumes offset by $9 million related to lower sales prices for the three months ended March 31, 2018 compared to 2017. The increase in our production sales volumes primarily relates to our Delaware Basin which had production volumes of 111 MMcf per day compared to 58 MMcf per day for the three months ended March 31, 2018 compared to 2017, respectively. The following table reflects natural gas production prices and volumes for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017

Natural gas sales (per Mcf)	$1.44	$2.18
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	0.40	(0.26)
Natural gas net price including derivative settlements (per Mcf)	$1.84	$1.92

Natural gas production sales volumes (MMcf)	11,908	7,747
Per day natural gas production sales volumes (MMcf/d)	132	86
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$19 million increase in natural gas liquids sales primarily reflects $11 million related to higher production sales volumes and $8 million related to higher sales prices for the three months ended March 31, 2018 compared to 2017. The Delaware Basin volumes were 10.9 MBbls per day compared to 5.7 MBbls per day for the three months ended March 31, 2018 and 2017, respectively. The Williston Basin volumes were 4.0 MBbls per day compared to 2.1 MBbls per day for the three months ended March 31, 2018 and 2017, respectively. The following table reflects NGL production prices and volumes for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017

NGL sales (per barrel)	$22.14	$16.31
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	(0.69)	—
NGL net price including derivative settlements (per barrel)	$21.45	$16.31

NGL production sales volumes (MBbls)	1,340	706
Per day NGL production sales volumes (MBbls/d)	14.9	7.8

•
$272 million unfavorable change in net gain (loss) on derivatives primarily reflects unfavorable change in gains (losses) on crude oil and natural gas derivatives due to increases in forward commodity prices in 2017 relative to our hedge positions. Settlements paid or to be paid on derivatives totaled $55 million and $5 million for the three months ended March 31, 2018 and 2017, respectively.

•
$31 million increase in commodity management revenues primarily due to higher crude sales volumes and prices. A similar increase is reflected in the $34 million increase in related commodity management costs and expenses, discussed below.

Cost and operating expense and operating income (loss) analysis

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2018	2017			2018	2017
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$161	$113	$(48)	(42)%	$17.38	$20.63
Lease and facility operating	55	36	(19)	(53)%	$5.97	$6.57
Gathering, processing and transportation	18	5	(13)	NM	$1.93	$0.94
Taxes other than income	30	13	(17)	(131)%	$3.21	$2.41
Exploration	19	36	17	47%
General and administrative:
General and administrative expenses	36	34	(2)	(6)%	$3.84	$6.17
Equity-based compensation	7	7	—	—%	$0.80	$1.21
Total general and administrative	43	41	(2)	(5)%	$4.64	$7.38
Commodity management	39	5	(34)	NM
Net (gain) loss on sales of assets	1	(31)	(32)	NM
Other—net	2	4	2	50%
Total costs and expenses	$368	$222	$(146)	(66)%
Operating income (loss)	$6	$173	$(167)	(97)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:

•
$48 million increase in depreciation, depletion and amortization is primarily due to higher production volumes partially offset by a $3.25 per Boe decrease in rate which was impacted by higher estimated reserves due to a higher 12-month average price as compared to March 31, 2017 and the addition of new wells with lower relative cost per Boe over the past year.

•	$19 million increase in lease and facility operating expenses primarily related to increased production volumes.

•
$13 million increase in gathering, processing and transportation is due in part to the adoption of ASU 2014-09, Revenue from Contracts with Customers, for which the net expense on certain transportation related arrangements that were recorded as a reduction in revenue in 2017 are included in gathering, processing and transportation in 2018.

•	$17 million increase in taxes other than income primarily relates to increased product revenues.

•
$17 million decrease in exploration expenses is primarily due to unproved leasehold property impairment, amortization and expiration in 2017 which includes costs associated with certain expired leases in the Permian Basin in excess of the accumulated amortization balance recorded during first-quarter 2017.

•	$34 million increase in commodity management expenses is primarily due to higher crude purchase volumes and prices.

•	The absence in 2018 of a $31 million net gain on sales of assets recorded in 2017. See Note 4 of Notes to Consolidated Financial Statements.

Results below operating income (loss)

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2018	2017
	(Millions)
Operating income	$6	$173	$(167)	(97)%
Interest expense	(46)	(47)	1	2%
Investment income and other	(1)	2	(3)	NM
Income (loss) from continuing operations before income taxes	(41)	128	(169)	NM
Provision (benefit) for income taxes	(15)	33	48	NM
Income (loss) from continuing operations	(26)	95	(121)	NM
Loss from discontinued operations	(89)	(3)	(86)	NM
Net income (loss)	$(115)	$92	(207)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Income taxes for 2018 changed favorably compared to 2017 due primarily to a pre-tax loss from continuing operations in 2018 compared to pre-tax income in 2017. Additionally, the federal statutory rate decreased from 35 percent in 2017 to 21 percent in 2018. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Loss from discontinued operations in 2018 included a $147 million pretax loss on the sale of our San Juan Gallup operations which was sold in the first quarter of 2018. See Note 2 of Notes to Consolidated Financial Statements for detail of amounts included in discontinued operations.
Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital and capital expenditures while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2018 are cash on hand, expected cash flows from operations, proceeds from the sales of the San Juan Basin properties and other non-core assets, and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to pursue our business strategy and goals through at least 2018 including the reduction of a portion of our Senior Notes (see Note 6 of Notes to Consolidated Financial Statements). Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities. In addition, we may further reduce debt and/or interest expense by seeking to retire, purchase or exchange our outstanding debt through cash purchases and/or exchanges for equity or debt securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We note the following assumptions for 2018:

•
our planned capital expenditures, excluding acquisitions, are estimated to be approximately $1.16 billion to $1.31 billion of which $1.04 billion to $1.11 billion relate to drilling and completions, including facilities. As of March 31, 2018, we have incurred $319 million of drilling and completion capital expenditures including facilities (and excluding capital related to discontinued operations); and

•	we have hedged a portion of our anticipated 2018 oil and gas production as disclosed in Commodity Price Risk Management following this section.
Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•	lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices or inflation on operating costs;

•	lower than anticipated proceeds from asset sales;

•	significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold;

•	reduced access to our credit facility pursuant to our financial covenants; and

•	higher than expected development costs, including the impact of inflation.

Credit Facility
On April 17, 2018, the Company entered into a Second Amendment to Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility, as amended, increases total commitments to $1.5 billion, increases the Borrowing Base to $1.8 billion and extends the maturity date to April 17, 2023. The Credit Facility may become due on October 15, 2021 if available liquidity minus outstanding 2022 notes is less than $500 million. The $1.8 billion Borrowing Base will remain in effect until the next Redetermination Date as set forth in the Credit Facility and, at this time, availability under the Credit Facility Agreement is limited by the total commitments of $1.5 billion. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. One of the significant financial covenants is a ratio of Net Indebtedness to Consolidated EBITDAX of 4.25 to 1.00. For additional information regarding the terms of our Credit Facility see Note 6 of Notes to Consolidated Financial Statements. As of March 31, 2018, we had no borrowings and $70 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants under the credit agreement. Our unused borrowing availability was approximately $1,130 million as of March 31, 2018. As of the date of this filing, we are in compliance with all terms, conditions and financial covenants of the Credit Facility, as amended.
Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing oil and gas properties, we enter into derivative contracts for a portion of our future production (see Note 10 of Notes to Consolidated Financial Statements). We chose not to designate our derivative contracts associated with our future production as cash flow hedges for accounting purposes. For the remainder of 2018 and 2019, we have the following contracts as of the date of this filing shown at weighted average volumes and basin-level weighted average prices:

Crude Oil	Apr - Dec 2018		2019
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	57,500	$52.82	34,000	$52.30
Fixed Price Calls—WTI	13,000	$58.89	5,000	$54.08
Basis swaps—Midland	14,331	$(0.83)	20,000	$(0.93)
Basis swaps—Nymex Calendar Monthly Avg Roll	20,000	$0.03	20,000	$0.11

Natural Gas	Apr - Dec 2018		2019
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	130	$2.99	50	$2.88
Fixed Price Calls—Henry Hub	16	$4.75	—	$—
Basis swaps—Permian	48	$(0.31)	25	$(0.39)
Basis swaps—Waha	15	$0.93	35	$0.52
Basis swaps—Houston Ship Channel	43	$(0.08)	30	$(0.09)

Natural Gas Liquids	Apr - Dec 2018		2019
	Volume (Bbls/d)	Weighted Average Price ($/Gal)	Volume (Bbls/d)	Weighted Average Price ($/Gal)
Fixed Price Swaps—Ethane Mont Belvieu	3,300	$0.29	—	$—
Fixed Price Swaps—Propane Conway	900	$0.79	—	$—
Fixed Price Swaps—Propane Mont Belvieu	3,900	$0.80	—	$—
Fixed Price Swaps—Iso Butane Mont Belvieu	700	$0.91	—	$—
Fixed Price Swaps—Normal Butane Mont Belvieu	1,800	$0.90	—	$—
Fixed Price Swaps—Natural Gasoline Mont Belvieu	1,500	$1.31	—	$—

Sources (Uses) of Cash

	Three months ended March 31,
	2018	2017
	(Millions)
Net cash provided by (used in):
Operating activities	$145	$22
Investing activities	362	(1,031)
Financing activities	(14)	657
Net increase (decrease) in cash and cash equivalents and restricted cash	$493	$(352)
Operating activities
Net cash provided by operating activities increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher commodity prices and higher production volumes in 2018, partially offset by higher payments on derivatives settlements and higher operating costs. Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $46 million and $29 million for the three months ended March 31, 2018 and 2017, respectively. In addition, cash outflows related to Powder River Basin gathering and transportation contracts retained by WPX were $10 million and $11 million for the three months ended March 31, 2018 and 2017, respectively.
Investing activities
The table below includes cash and incurred capital expenditures for drilling and completions and capital expenditures excluding facilities for land acquisitions.

	Three months ended March 31,
	2018	2017

Cash capital expenditures for drilling and completions:
Continuing operations	$280	$133
Discontinued operations	23	21
Total	$303	$154

Capital expenditures incurred for drilling and completions:
Continuing operations	$306	$155
Discontinued operations	23	39
Total	$329	$194

Land acquisitions	$5	$55
Net cash provided by investing activities for the three months ended March 31, 2018 includes $667 million from the sale of San Juan Gallup (see Note 2 of Notes to Consolidated Financial Statements). Net cash used by investing activities for the three months ended March 31, 2017 includes $802 million, subject to post-closing adjustments, related to the closing of the Panther acquisition in March 2017.
Financing activities
Net cash provided by (used in) financing activities for the three months ended March 31, 2018 and 2017 includes payment for shares withheld for taxes of $11 million and $10 million, respectively. Net cash provided by financing activities for the three months ended March 31, 2017 was primarily due to an equity offering of 51.675 million shares for net proceeds of approximately $670 million.
Contractual Obligations
See Note 2 for a discussion of commitments that will be assumed by the purchaser of our San Juan Gallup assets and a related existing performance guarantee from WPX that will remain in place.

Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at March 31, 2018 or at December 31, 2017.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is primarily related to our debt portfolio and has not materially changed during the first three months of 2018.
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
Trading
We currently have no derivative contracts other than the nontrading derivatives discussed below.
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net liability of $191 million and net liability of $177 million at March 31, 2018 and December 31, 2017, respectively.
The value at risk for derivative contracts held for nontrading purposes was $52 million at March 31, 2018 and $56 million at December 31, 2017. During the last 12 months, our value at risk for these contracts ranged from a high of $56 million to a low of $38 million.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2017, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of March 31, 2018.
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

10.35	WPX Energy, Inc. 2013 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.36
Form of Amended and Restated Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.37
Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

Exhibit No.	Description

10.38
Second Amendment to the Second Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement dated April 17, 2018, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 17, 2018)

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
Date: May 3, 2018