Form 10-Q
period 2018-09-30
WPX ENERGY, INC.
filed 2018-11-01
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at October 31, 2018 were 420,292,465.

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

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$36	$189
Accounts receivable, net of allowance of $2 million as of September 30, 2018 and December 31, 2017	368	307
Derivative assets	98	36
Inventories	49	30
Assets classified as held for sale (Note 2)	—	811
Other	27	28
Total current assets	578	1,401
Investments	139	70
Properties and equipment (successful efforts method of accounting)	9,663	8,674
Less—accumulated depreciation, depletion and amortization	(2,511)	(1,983)
Properties and equipment, net	7,152	6,691
Derivative assets	22	23
Other noncurrent assets	27	22
Total assets	$7,918	$8,207

Liabilities and Equity
Current liabilities:
Accounts payable	$607	$446
Accrued and other current liabilities	155	209
Liabilities associated with assets held for sale (Note 2)	—	20
Derivative liabilities	369	171
Total current liabilities	1,131	846
Deferred income taxes	33	117
Long-term debt, net	2,243	2,575
Derivative liabilities	73	65
Other noncurrent liabilities	499	477
Contingent liabilities and commitments (Note 8)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares outstanding at September 30, 2018 and 4.8 million shares outstanding at December 31, 2017)	—	232
Common stock (2 billion shares authorized at $0.01 par value; 420.4 million and 398.3 million shares issued and outstanding at September 30, 2018 and December 31, 2017)	4	4
Additional paid-in-capital	7,726	7,479
Accumulated deficit	(3,791)	(3,588)
Total stockholders’ equity	3,939	4,127
Total liabilities and equity	$7,918	$8,207
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:	(Millions, except per-share amounts)
Product revenues:
Oil sales	$503	$218	$1,331	$571
Natural gas sales	18	13	51	46
Natural gas liquid sales	33	16	99	43
Total product revenues	554	247	1,481	660
Net gain (loss) on derivatives	(139)	(106)	(362)	213
Commodity management	68	4	168	17
Other	1	—	1	—
Total revenues	484	145	1,288	890
Costs and expenses:
Depreciation, depletion and amortization	193	133	551	387
Lease and facility operating	68	45	182	122
Gathering, processing and transportation	26	5	64	16
Taxes other than income	45	19	116	51
Exploration (Note 4)	18	17	54	69
General and administrative (including equity-based compensation of $8 million, $7 million, $25 million and $22 million for the respective periods)	44	40	131	125
Commodity management	63	4	156	17
Net gain on sales of assets (Note 4)	(1)	(112)	(1)	(150)
Other—net	2	4	6	15
Total costs and expenses	458	155	1,259	652
Operating income (loss)	26	(10)	29	238
Interest expense	(38)	(48)	(123)	(141)
Loss on extinguishment of debt	—	(17)	(71)	(17)
Investment income (loss) and other	(2)	2	(2)	4
Income (loss) from continuing operations before income taxes	(14)	(73)	(167)	84
Provision (benefit) for income taxes	(8)	305	(56)	40
Income (loss) from continuing operations	(6)	(378)	(111)	44
Income (loss) from discontinued operations	(1)	232	(92)	(22)
Net income (loss)	(7)	(146)	(203)	22
Less: Dividends on preferred stock	—	3	8	11
Net income (loss) available to WPX Energy, Inc. common stockholders	$(7)	$(149)	$(211)	$11
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(6)	$(381)	$(119)	$33
Income (loss) from discontinued operations	(1)	232	(92)	(22)
Net income (loss)	$(7)	$(149)	$(211)	$11
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$(0.96)	$(0.29)	$0.08
Income (loss) from discontinued operations	—	0.58	(0.23)	(0.05)
Net income (loss)	$(0.01)	$(0.38)	$(0.52)	$0.03
Basic weighted-average shares	414.0	398.1	404.3	394.1
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$(0.96)	$(0.29)	$0.08
Income (loss) from discontinued operations	—	0.58	(0.23)	(0.05)
Net income (loss)	$(0.01)	$(0.38)	$(0.52)	$0.03
Diluted weighted-average shares	414.0	398.1	404.3	396.2
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2017	$232	$4	$7,479	$(3,588)	$4,127
Net loss	—	—	—	(203)	(203)
Stock-based compensation, net of tax impact	—	—	23	—	23
Conversion of preferred stock to common stock	(232)	—	232	—	—
Dividends on preferred stock	—	—	(8)	—	(8)
Balance at September 30, 2018	$—	$4	$7,726	$(3,791)	$3,939
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating Activities(a)	(Millions)
Net income (loss)	$(203)	$22
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	559	487
Deferred income tax provision (benefit)	(84)	25
Provision for impairment of properties and equipment (including certain exploration expenses)	53	138
Net (gain) loss on derivatives	362	(213)
Net settlements related to derivatives	(218)	23
Amortization of stock-based awards	26	24
Loss on extinguishment of debt	71	17
Net (gain) loss on sales of assets including discontinued operations	150	(157)
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(61)	(112)
Inventories	(15)	(6)
Other current assets	5	(6)
Accounts payable	71	91
Federal income taxes receivable	—	12
Accrued and other current liabilities	(48)	(86)
Liabilities accrued in prior years for retained transportation and gathering contracts related to discontinued operations	(37)	(40)
Other, including changes in other noncurrent assets and liabilities	21	9
Net cash provided by operating activities(a)	652	228
Investing Activities(a)
Capital expenditures(b)	(1,013)	(855)
Proceeds from sales of assets	682	34
Purchase of a business	—	(798)
Purchase of or contributions to investments	(72)	(7)
Net cash used in investing activities(a)	(403)	(1,626)
Financing Activities
Proceeds from common stock	9	671
Dividends paid on preferred stock	(11)	(11)
Borrowings on credit facility	726	471
Payments on credit facility	(638)	(186)
Proceeds from long-term debt, net of discount	494	148
Payments for retirement of long-term debt, including premium	(986)	(165)
Taxes paid for shares withheld	(13)	(11)
Payments for debt issuance costs and credit facility amendment fees	(10)	(2)
Other	29	(1)
Net cash provided by (used in) financing activities	(400)	914
Net decrease in cash and cash equivalents and restricted cash	(151)	(484)
Cash and cash equivalents and restricted cash at beginning of period	201	506
Cash and cash equivalents and restricted cash at end of period	$50	$22
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted. See Note 2 of Notes to Consolidated Financial Statements for discussion of discontinued operations.
(b) Increase to properties and equipment	$(1,074)	$(911)
Changes in related accounts payable and accounts receivable	61	56
Capital expenditures	$(1,013)	$(855)
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
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 in Exhibit 99.1 of our Form 8-K filed on May 7, 2018. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017, changes in equity for the nine months ended September 30, 2018 and cash flows for the nine months ended September 30, 2018 and 2017. The Company has no elements of comprehensive income (loss) other than net income (loss).
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
Recently Adopted Accounting Standards
The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective method. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 was not material to our revenues or operating income (loss) or to our consolidated balance sheet because our performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard; thus, revenue associated with the majority of our contracts will continue to be recognized as control of products is transferred to the customer. A majority of the Company’s sales contracts at September 30, 2018 have terms of less than one year. For such contracts, we have used the practical expedient in ASC 606-10-50-14 which exempts an entity from the requirement to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less. For sales contracts with terms greater than one year, we have utilized the practical expedient in ASC 606-10-50-14A, which provides that an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our sales contracts for all products, each unit of production represents a separate

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

performance obligation that is satisfied upon delivery of product to the customer, thus, future volumes to be delivered are wholly unsatisfied at the reporting period end. We incorporated any new disclosure requirements into our 2017 financial statements and footnotes included in Exhibit 99.1 of our Form 8-K filed on May 7, 2018. See Note 1 of our 2017 financial statements and footnotes included in Exhibit 99.1 in our Form 8-K filed on May 7, 2018 for additional discussion related to revenue accounting policies and disclosures. In addition, see Note 16 of our 2017 financial statements and footnotes included in Exhibit 99.1 of our Form 8-K filed on May 7, 2018 for receivables related to sales of oil, natural gas and related products and services. The composition of our receivables as of September 30, 2018 has not changed significantly as compared to December 31, 2017.
We adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, effective January 1, 2018 which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows on a retrospective basis. The requirements of this standard are reflected on our Consolidated Statement of Cash Flows, including prior periods. Restricted cash was approximately $14 million and $12 million as of September 30, 2018 and December 31, 2017, respectively.
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
In January 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional practical expedient to exclude from evaluation any land easements that existed or expired before the adoption of ASU 2016-02 and that were not previously accounted for as leases under the original “Leases (Topic 840)” accounting standard (“Topic 840”). The Company enters into land easements on a routine basis as part of our ongoing operations and has many such agreements currently in place. The Company does not account for any land easements under Topic 840. As this guidance serves as an amendment to ASU 2016-02, the Company will elect this practical expedient, which becomes effective upon the date of adoption of ASU 2016-02. After the adoption of ASU 2016-02, the Company will assess any land easements entered into (or modified) on or after adoption of ASU 2016-02 to determine whether the arrangement should be accounted for as a lease.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). This ASU provides guidance for various components of hedge accounting including hedge ineffectiveness, the expansion of types of permissible hedging strategies, reduced complexity in the application of the long-haul method for fair value hedges and reduced complexity in assessment of effectiveness. The amendments in this ASU are effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

interim period. The Company does not expect any significant impact on its consolidated financial statements from the adoption of this standard unless we apply hedge accounting in a future period.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose additional information about significant unobservable inputs for Level 3 measurements. The amendments in this Update are effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company does not expect any significant impact on its consolidated financial statements from the adoption of this standard.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Summarized Results of Discontinued Operations
The following table presents the results of our discontinued operations for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Millions)
Total revenues	$—	$79	$75	$208
Costs and expenses:
Depreciation, depletion and amortization	$—	$36	$8	$100
Lease and facility operating	—	13	7	37
Gathering, processing and transportation	—	20	12	51
Taxes other than income	—	7	5	17
General and administrative	—	2	1	6
Exploration	—	3	3	11
Impairment of assets held for sale	—	60	—	60
Gain on sales of assets	—	(4)	—	(8)
Accretion for transportation and gathering obligations retained	2	2	5	5
Other—net(a)	—	(9)	4	(8)
Total costs and expenses	2	130	45	271
Operating income (loss)	(2)	(51)	30	(63)
Loss on sale of assets	(1)	—	(151)	—
Loss from discontinued operations before income taxes	(3)	(51)	(121)	(63)
Income tax benefit	(2)	(283)	(29)	(41)
Income (loss) from discontinued operations	$(1)	$232	$(92)	$(22)
__________
(a) Three and nine months ended September 30, 2017 relates to $10 million of Piceance Basin severance tax refunds for prior years that were received in third-quarter 2017.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Cash Flows Attributable to Discontinued Operations
In addition to the amounts presented below, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $37 million and $40 million for the nine months ended September 30, 2018 and 2017, respectively.

	Nine months ended September 30,
	2018	2017
	(Millions)
Cash provided by operating activities(a)	$44	$41
Cash capital expenditures within investing activities	$29	$137
__________
(a) Excluding income taxes and changes in working capital items.
Note 3. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Millions, except per-share amounts)
Income (loss) from continuing operations	$(6)	$(378)	$(111)	$44
Less: Dividends on preferred stock	—	3	8	11
Income (loss) from continuing operations available to WPX Energy, Inc. common stockholders for basic and diluted earnings (loss) per common share	$(6)	$(381)	$(119)	$33

Basic weighted-average shares	414.0	398.1	404.3	394.1
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	—	—	—	1.9
Stock options	—	—	—	0.2
Diluted weighted-average shares	414.0	398.1	404.3	396.2
Earnings (loss) per common share from continuing operations:
Basic	$(0.01)	$(0.96)	$(0.29)	$0.08
Diluted	$(0.01)	$(0.96)	$(0.29)	$0.08
__________
(a) Certain amounts are excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to (i) a loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders; (ii) application of the if-converted method to common shares issuable upon assumed conversion of convertible preferred stock; or (iii) application of the treasury stock method to certain nonvested restricted stock units. The excluded amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Millions)
Weighted-average nonvested restricted stock units and awards	3.5	1.6	3.1	—
Weighted-average stock options	0.2	0.1	0.2	—
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock	—	23.8	—	23.8
Nonvested restricted stock units antidilutive under the treasury stock method	—	2.0	—	2.0

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

The table below includes information related to stock options that were outstanding at September 30, 2018 and 2017 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the respective third quarter weighted-average market price of our common shares.

	September 30,
	2018	2017
Options excluded (millions)	0.1	1.9
Weighted-average exercise price of options excluded	$21.51	$16.69
Exercise price range of options excluded	$21.45 - $21.81	$11.75 - $21.81
Third quarter weighted-average market price	$18.53	$10.23
Note 4. Asset Sales and Exploration Expenses
Asset Sales
Net gain on sales of assets for the three and nine months ended September 30, 2017 includes a gain from exchanges of leasehold acreage in the Delaware Basin, a net gain recognized on the sales of certain Green River Basin and Appalachian Basin assets and recognition of deferred gain related to the completion of commitments from the sale of a gathering system in prior years.
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
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Millions)
Unproved leasehold property impairment, amortization and expiration	$18	$17	$51	$67
Geologic and geophysical costs	—	—	3	2
Total exploration expenses	$18	$17	$54	$69

Unproved leasehold property impairment, amortization and expiration for the nine months ended September 30, 2017 includes costs in excess of the accumulated amortization balance associated with certain leases in the Delaware Basin that expired during the first quarter of 2017. These leases were renewed in second-quarter 2017.
Note 5. Inventories
The following table presents a summary of our inventories as of the dates indicated below.

	September 30, 2018	December 31, 2017
	(Millions)
Material, supplies and other	$43	$29
Commodity production in transit or storage	6	1
Total inventories	$49	$30

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 6. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated below.

	September 30, 2018	December 31, 2017
	(Millions)
Credit facility agreement	$88	$—
7.500% Senior Notes due 2020	—	350
6.000% Senior Notes due 2022	529	1,100
8.250% Senior Notes due 2023	500	500
5.250% Senior Notes due 2024	650	650
5.750% Senior Notes due 2026	500	—
Total long-term debt	$2,267	$2,600
Less: Debt issuance costs on long-term debt(a)	24	25
Total long-term debt, net(a)	$2,243	$2,575
__________
(a) Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.
Credit Facility
As of September 30, 2018, we had $88 million borrowings outstanding and $60 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants with full access to the Credit Facility. As of October 31, 2018, we have borrowed an additional $108 million on the credit facility.
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
Borrowing Base. During a Collateral Trigger Period, loans under the Credit Facility are subject to a Borrowing Base as calculated in accordance with the provisions of the Credit Facility. The Borrowing Base will remain in effect until the next Redetermination Date as set forth in the Credit Facility and at this time, availability under the Credit Facility Agreement is limited by the total commitments of $1.5 billion. The Borrowing Base is recalculated at least every six months per the terms of the Credit Facility. After the Redetermination Date in October 2018, the Borrowing Base was increased to $2.0 billion. However, the Company elected to keep total commitments at $1.5 billion.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
Note 7. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Millions)
Current:
Federal	$—	$(27)	$—	$(27)
State	(1)	—	(1)	—
	(1)	(27)	(1)	(27)
Deferred:
Federal	(6)	34	(43)	62
State	(1)	298	(12)	5
	(7)	332	(55)	67
Total provision (benefit)	$(8)	$305	$(56)	$40

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

The effective income tax rate for the three months ended September 30, 2018, differs from the new federal statutory rate of 21 percent due to the impact of equity-based compensation and the effect of state income taxes.
The effective income tax rate for the three months ended September 30, 2017, differs from the federal statutory rate of 35 percent due to the impact of equity-based compensation, the effect of state income taxes and other permanent items as applied by ASC 740 interim period allocation methodology.
The effective income tax rate for the nine months ended September 30, 2018, differs from the new federal statutory rate of 21 percent due to the impact of equity-based compensation and the effect of an adjustment to state deferred taxes as a result of a decrease in the blended state income tax rate due to changes in state apportionment factors resulting from the divestment of our San Juan Basin assets.
The effective income tax rate for the nine months ended September 30, 2017, differs from the federal statutory rate of 35 percent due to the impact of equity-based compensation, the effect of an adjustment to state deferred taxes as a result of a decrease in the blended state income tax rate due to changes in state apportionment factors resulting from increased presence in the Delaware Basin operations in Texas following the Panther acquisition and other permanent items as applied by ASC 740 interim period allocation methodology.
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
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of September 30, 2018, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for RKI effective with the acquisition. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the acquisition.
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
As of September 30, 2018, the Company has approximately $8 million of unrecognized tax benefits which is offset by an increase in deferred tax assets of approximately $7 million. Currently, we expect ultimate resolution of our uncertain tax position during the next 12 months.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Note 8. Contingent Liabilities and Commitments
Contingent Liabilities
Royalty litigation
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, breach of implied duty to market, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs sought monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter was removed to the United States District Court for New Mexico where the court denied plaintiffs’ motion for class certification. In March 2017, plaintiffs appealed the denial of class certification to the Tenth Circuit and on September 21, 2018 the Tenth Circuit dismissed the appeal for lack of jurisdiction. At this time, we believe that our royalty calculations were properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.
In August 2012, a second potential class action was filed against us in the United States District Court for the District of New Mexico by mineral interest owners in New Mexico and Colorado. Plaintiffs claim breach of contract, breach of the covenant of good faith and fair dealing, breach of implied duty to market both in Colorado and New Mexico and violation of the New Mexico Oil and Gas Proceeds Payment Act, and seek declaratory judgment, accounting and injunctive relief. On August 16, 2016, the court denied plaintiffs’ motion for class certification. On September 15, 2016, plaintiffs filed their motion for reconsideration and filed a second motion for class certification, and on September 30, 2017, the Court issued its memorandum opinion and order denying the plaintiffs’ motion for reconsideration and their Second Motion for Class Certification. This matter has now been resolved and a stipulation of dismissal was filed on August 8, 2018.
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
As of September 30, 2018, we have not received any additional significant claims against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of September 30, 2018 and December 31, 2017, the Company had accrued approximately $12 million and $11 million, respectively, for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Note 9. Stockholders’ Equity
Based on the provisions of the mandatory convertible preferred stock offering in 2015, each share of our preferred stock would automatically convert into between 4.1254 and 4.9504 shares of our common stock (respectively, the “minimum conversion rate” and “maximum conversion rate”) on July 30, 2018, subject to anti-dilution adjustments. The number of shares of our common stock issuable on conversion is determined based on the average volume weighted average price per share of our common stock (the “VWAP”) over the 20 consecutive trading day period beginning on, and including, the 23rd scheduled trading day immediately preceding July 31, 2018, which is referred to as the “final averaging period.” Based on the VWAP for the final averaging period, the preferred shares converted to common shares at the minimum conversion rate of 4.1254. On July 30, 2018, all of the outstanding shares, approximately 4.8 million, of our preferred stock converted into approximately 19.8 million shares of our common stock pursuant to the mandatory conversion provisions of the preferred stock offering.
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

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$120	$—	$120	$—	$59	$—	$59
Energy derivative liabilities	$—	$442	$—	$442	$—	$236	$—	$236
Total debt(a)	$—	$2,364	$—	$2,364	$—	$2,746	$—	$2,746
__________

(a)
The carrying value of total debt, excluding capital leases and debt issuance costs, was $2,267 million and $2,600 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of our debt, which also excludes capital leases and debt issuance costs, is determined on market rates and the prices of similar securities with similar terms and credit ratings.

Energy derivatives include commodity-based exchange-traded contracts and over-the-counter (“OTC”) contracts. Exchange-traded contracts include futures, swaps and options. OTC contracts may include forwards, swaps, options or swaptions. These are carried at fair value on the Consolidated Balance Sheets.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Our energy derivatives portfolio is largely comprised of over-the-counter products or like products and the tenure of our derivatives portfolio extends through the end of 2023. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes or market indications and documented on a quarterly basis.
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We had instruments totaling less than $1 million included in Level 3 as of September 30, 2018.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended September 30, 2018 and 2017.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of September 30, 2018.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Oct - Dec 2018	Fixed Price Swaps	WTI	(57,500)	$52.82
Crude Oil	Oct - Dec 2018	Basis Swaps	Midland/Cushing	(14,000)	$(0.77)
Crude Oil	Oct - Dec 2018	Basis Swaps	Nymex CMA Roll	(13,261)	$0.03
Crude Oil	Oct - Dec 2018	Basis Swaps	Argus LLS/Cushing	(5,000)	$7.01
Crude Oil	Oct - Dec 2018	Basis Swaps	Magellan East Houston/Cushing	(6,000)	$6.38
Crude Oil	Oct - Dec 2018	Fixed Price Calls	WTI	(13,000)	$58.89
Crude Oil	2019	Fixed Price Swaps	WTI	(38,000)	$53.49
Crude Oil	2019	Basis Swaps	Midland/Cushing	(21,008)	$(1.16)
Crude Oil	2019	Basis Swaps	Nymex CMA Roll	(20,000)	$0.11
Crude Oil	2019	Basis Swaps	Magellan East Houston/Midland	(838)	$8.50
Crude Oil	2019	Basis Swaps	Argus LLS/Midland	(838)	$8.60
Crude Oil	2019	Fixed Price Calls	WTI	(5,000)	$54.08
Crude Oil	2020	Basis Swaps	Midland/Cushing	(7,486)	$(1.31)
Crude Oil	2020	Basis Swaps	Brent/WTI Spread	(3,000)	$8.40
Crude Oil	2021	Basis Swaps	Brent/WTI Spread	(1,000)	$8.00
Crude Oil	2022	Basis Swaps	Brent/WTI Spread	(1,000)	$7.75
Natural Gas
Natural Gas	Oct - Dec 2018	Fixed Price Swaps	Henry Hub	(128)	$2.99
Natural Gas	Oct - Dec 2018	Basis Swaps	Permian	(48)	$(0.31)
Natural Gas	Oct - Dec 2018	Basis Swaps	Waha	(15)	$0.93
Natural Gas	Oct - Dec 2018	Basis Swaps	Houston Ship Channel	(43)	$(0.08)
Natural Gas	Oct - Dec 2018	Fixed Price Calls	Henry Hub	(15)	$4.75
Natural Gas	2019	Fixed Price Swaps	Henry Hub	(48)	$2.87
Natural Gas	2019	Basis Swaps	Permian	(25)	$(0.39)
Natural Gas	2019	Basis Swaps	Waha	(15)	$2.94
Natural Gas	2019	Basis Swaps	Houston Ship Channel	(30)	$(0.09)
Natural Gas	2020	Basis Swaps	Waha	(60)	$(0.79)
Natural Gas	2021	Basis Swaps	Waha	(70)	$(0.59)
Natural Gas	2022	Basis Swaps	Waha	(70)	$(0.57)
Natural Gas	2023	Basis Swaps	Waha	(50)	$(0.52)
Natural Gas Liquids
Natural Gas Liquids	Oct - Dec 2018	Fixed Price Swaps	Ethane Mont Belvieu	(3,300)	$0.29
Natural Gas Liquids	Oct - Dec 2018	Fixed Price Swaps	Propane Conway	(900)	$0.79
Natural Gas Liquids	Oct - Dec 2018	Fixed Price Swaps	PropaneMont Belvieu	(3,900)	$0.80
Natural Gas Liquids	Oct - Dec 2018	Fixed Price Swaps	Iso Butane Mont Belvieu	(700)	$0.91
Natural Gas Liquids	Oct - Dec 2018	Fixed Price Swaps	Normal Butane Mont Belvieu	(1,800)	$0.90
Natural Gas Liquids	Oct - Dec 2018	Fixed Price Swaps	Natural Gasoline Mont Belvieu	(1,500)	$1.31
__________

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

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
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. Net gain (loss) on derivatives on the Consolidated Statements of Operations includes net settlements to be paid of $85 million and $218 million for the three and nine months ended September 30, 2018, respectively, and net settlements received of $14 million and $23 million for the three and nine months ended September 30, 2017, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
September 30, 2018	(Millions)
Derivative assets with right of offset or master netting agreements	$120	$(97)	$23
Derivative liabilities with right of offset or master netting agreements	$(442)	$97	$(345)

December 31, 2017
Derivative assets with right of offset or master netting agreements	$59	$(42)	$17
Derivative liabilities with right of offset or master netting agreements	$(236)	$42	$(194)
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

collateral in an amount that corresponds to the outstanding net liability.
As of September 30, 2018, we had no collateral posted to derivative counterparties, to support the aggregate fair value of our net $345 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of $3 million to our liability balance for our own nonperformance risk. Assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, the additional collateral that we would have been required to post at September 30, 2018 was $345 million.
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
Our gross and net credit exposure from our derivative contracts were $120 million and $23 million, respectively, as of September 30, 2018. Ninety-nine percent of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our two largest net counterparty positions represent approximately 97 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
One of our senior officers is on the board of directors of NGL Energy Partners, LP ("NGL Energy"). In the normal course of business, we sell crude oil to NGL Energy. For the first nine months of 2018, sales to NGL Energy were approximately 12 percent of our total consolidated revenues adjusted for loss on derivatives. In addition, a subsidiary of NGL Energy provides water disposal services for WPX that represent less than 1 percent of operating expenses.
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
Overview
Composition of production (based on MBoe) and product revenue

Three and nine months ended September 30, 2018 and 2017
Our oil production as a percent of total production declined compared to 2017 due to Delaware production growth which has a higher natural gas component than our Williston production. Overall quarter volumes increased 60 percent with oil leading the increase at 54 percent for the quarter. The following table presents our production volumes and financial highlights for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
Production Sales Volume Data(a):		Per day		Per day		Per day		Per day
Oil (MBbls)	7,670	83.4	4,973	54.1	20,941	76.7	13,049	47.8
Natural gas (MMcf)	14,759	160	7,946	86	40,522	148	24,050	88
NGLs (MBbls)	1,259	13.7	829	9.0	4,313	15.8	2,494	9.1
Combined equivalent volumes (MBoe)(b)	11,389	123.8	7,126	77.5	32,007	117.2	19,550	71.6
Financial Data (millions):
Total product revenues	$554		$247		$1,481		$660
Total revenues	$484		$145		$1,288		$890
Operating income (loss)	$26		$(10)		$29		$238
Capital expenditure activity (c)	$370		$315		$1,074		$911
 __________

(a)	Excludes production from discontinued operations.

(b)	MBoe are calculated using the ratio of six Mcf to one barrel of oil.

(c)
Includes capital expenditures activity related to discontinued operations of $36 million for the three months ended September 30, 2017, and $27 million and $142 million for the nine months ended September 30, 2018 and 2017, respectively.

Our third quarter 2018 operating results were $36 million favorable compared to third quarter 2017. The primary items impacting the three months ended September 30, 2018 compared to the same period in 2017 include:

•	$307 million increase in product revenues, primarily oil sales, of which $167 million related to higher oil prices and $118 million related to higher oil volumes.
Offset by

•	the absence of $112 million net gain on sales of assets in 2017, see Note 4 of Notes to Consolidated Financial Statements;

•	$130 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and

•	$33 million unfavorable change in net loss on derivatives .
Our year-to-date 2018 operating results were $209 million unfavorable compared to year to date 2017. The primary items impacting the nine months ended September 30, 2018 compared to the same period in 2017 include:

•	$575 million unfavorable change in net gain (loss) on derivatives;

•	$337 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and

•	the absence of $150 million net gain on sales of assets recorded in 2017 (see Note 4 of Notes to Consolidated Financial Statements).
Offset by

•	$821 million increase in product revenues, primarily oil sales, of which $414 million related to higher oil prices and $346 million related to higher oil volumes; and

•	$15 million lower exploration expenses (see Note 4 of Notes to Consolidated Financial Statements).
Outlook
After our multi-year transformation of WPX, our oil-prone positions in the Delaware (Permian) and Williston Basins now form the foundation of WPX. Our acreage positions in each of these basins contains some of the top geology in the plays and in North America. We have also assembled an attractive infrastructure portfolio in the Permian which will help flow our production out of the basin and potentially create value through our midstream investments. In addition to our joint venture with Howard Energy Partners LLC, we have made additional investments in our equity positions in Whitewater and Oryx pipeline systems during 2018. We believe we are well positioned for prudent and disciplined growth assuming a constructive commodity price environment. Our growth plan through the end of 2018, both volumes and cash flow, is another important step in the transformation of the Company in an effort to improve our leverage metrics along with other per Boe metrics. For 2019, we currently expect our operating cash flows to equal or exceed our base capital expenditures plan. However, the oil and gas industry is a challenging and dynamic environment and appropriate adjustments to our plans would be made if we foresee market conditions change including significant fluctuation in commodity prices.
Our continuing operations capital budget for full year 2018 is $1.3 billion to $1.4 billion, including amounts for land and midstream opportunities. Additionally, we estimate between $70 million and $85 million for equity investments. Planned capital for drilling and completions, including non-operated wells, is $1.2 billion to $1.25 billion for the full year 2018. The plan contemplates deploying a comparable rig count compared to 2017, completing an inventory of 38 DUCs at year-end 2017, adding a third frac crew in the Delaware Basin and drilling longer laterals in the Delaware. The 2018 budget is designed to fund 7 rigs and 3 rigs in the Delaware and Williston Basins, respectively. For 2019, we expect a base capital plan of $1.45 billion to $1.65 billion assuming a similar rig count to 2018. Additionally, WPX has identified another $250 million to $350 million for discretionary reinvestments opportunities such as rig additions, further midstream buildout, greater participation in non-op wells and land purchases. WPX expects to fund the potential items by monetizing its equity positions in the Whitewater and Oryx pipeline systems. Actual sales proceeds are expected to exceed the investment opportunities.
Our September 30, 2018 liquidity totaled approximately $1.4 billion, reflecting amounts available under the Credit Facility Agreement and cash on hand. Our next Senior Note maturity of $529 million is not due until 2022. In second quarter 2018, we amended our Credit Facility to, among other things, (i) increase the borrowing base to $1.8 billion with aggregate elected commitments increased to $1.5 billion (ii) extend the maturity date to April 17, 2023, subject to a springing maturity on October 15, 2021 and (iii) decrease the interest rates applicable to the loans under the Credit Facility Agreement (see Note 6 for further discussion). We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
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
We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. Commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our proved properties is $5.1 billion. In addition, the net book value associated with unproved leasehold is approximately $2.1 billion and is primarily associated with our Delaware Basin properties. See our discussion of impairment of long-lived assets in our Critical Accounting Estimates discussion in Exhibit 99.1 of our Form 8-K filed May 7, 2018.

Results of Operations
Three Month-Over-Three Month Results of Operations
Revenue analysis

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2018	2017
	(Millions)
Revenues:
Oil sales	$503	$218	$285	131%
Natural gas sales	18	13	5	38%
Natural gas liquid sales	33	16	17	106%
Total product revenues	554	247	307	124%
Net gain (loss) on derivatives	(139)	(106)	(33)	(31)%
Commodity management	68	4	64	NM
Other	1	—	1	NM
Total revenues	$484	$145	$339	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:

•
$285 million increase in oil sales reflects $167 million related to higher sales prices and $118 million related to higher production sales volumes for the three months ended September 30, 2018 compared to 2017. The increase in production sales volumes was driven by both our Delaware and Williston Basins. The Delaware Basin volumes were 42.8 MBbls per day compared to 22.7 MBbls per day for the three months ended September 30, 2018 and 2017, respectively. The Williston Basin volumes were 40.6 MBbls per day compared to 31.3 MBbls per day for the three months ended September 30, 2018 and 2017, respectively. The following table reflects oil production prices, the price impact of our derivative settlements and volumes for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	2017

Oil sales (per barrel)	65.52	$43.74
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	(11.09)	2.03
Oil net price including derivative settlements (per barrel)	$54.43	$45.77

Oil production sales volumes (MBbls)	7,670	4,973
Per day oil production sales volumes (MBbls/d)	83.4	54.1
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$5 million increase in natural gas sales reflects $11 million related to higher production sales volumes offset by $6 million related to lower sales prices for the three months ended September 30, 2018 compared to 2017. The increased production primarily relates to the Delaware Basin. The Delaware Basin volumes were 135 Mmcf per day compared to 74 Mmcf per day for the three months ended September 30, 2018 and 2017, respectively. The following table reflects natural gas production prices, the price impact of our derivative settlements and volumes for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	2017

Natural gas sales (per Mcf)	$1.22	$1.67
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	0.61	0.43
Natural gas net price including derivative settlements (per Mcf)	$1.83	$2.10

Natural gas production sales volumes (MMcf)	14,759	7,946
Per day natural gas production sales volumes (MMcf/d)	160	86
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$17 million increase in natural gas liquids sales primarily reflect $9 million related to higher sales price and $8 million related to higher production sales volumes for the three months ended September 30, 2018 compared to 2017. The increased production primarily relates to the Delaware Basin. The Delaware Basin volumes were 10.0 MBbls per day compared to 6.6 MBbls per day for the three months ended September 30, 2018 and 2017, respectively. Startup operations on the first 200 MMcf per day cryogenic processing train at the new joint venture gas plant in the Stateline area of the Delaware Basin concluded in late September although the timing of the plant’s availability impacted third-quarter NGL volumes by about 4,000 bbl per day. WPX placed about half that amount (165,000 barrels) into storage with a majority to be sold in the fourth quarter of 2018. The following table reflects NGL production prices, the price impact of our derivative settlements and volumes for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	2017

NGL sales (per barrel)	$26.68	$19.28
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	(7.09)	—
NGL net price including derivative settlements (per barrel)	$19.59	$19.28

NGL production sales volumes (MBbls)	1,259	829
Per day NGL production sales volumes (MBbls/d)	13.7	9.0
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$33 million unfavorable change in net loss on derivatives primarily reflects unfavorable change in natural gas and natural gas liquids derivatives which was a result of losses in 2018 due to increases in 2018 of forward commodity prices relative to our hedge positions. Settlements to be paid on derivatives totaled $85 million and settlements to be received totaled $14 million for three months ended September 30, 2018 and September 30, 2017, respectively.

•
$64 million increase in commodity management revenues is primarily due to higher crude sales volumes. A similar increase is reflected in the $59 million increase in related commodity management costs and expenses, discussed below. The increase in crude sales volumes is due to crude oil purchases and sales to fulfill certain sales commitments.

Cost and operating expense and operating income (loss) analysis

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2018	2017			2018	2017
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$193	$133	$(60)	(45)%	$17.01	$18.72
Lease and facility operating	68	45	(23)	(51)%	$5.92	$6.29
Gathering, processing and transportation	26	5	(21)	NM	$2.29	$0.76
Taxes other than income	45	19	(26)	(137)%	$3.96	$2.77
Exploration	18	17	(1)	(6)%
General and administrative:
General and administrative expenses	36	33	(3)	(9)%	$3.17	$4.70
Equity-based compensation	8	7	(1)	(14)%	$0.68	$0.92
Total general and administrative	44	40	(4)	(10)%	$3.85	$5.62
Commodity management	63	4	(59)	NM
Net gain—sales of assets	(1)	(112)	(111)	(99)%
Other—net	2	4	2	50%
Total costs and expenses	$458	$155	$(303)	(195)%
Operating income (loss)	$26	$(10)	$36	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:

•
$60 million increase in depreciation, depletion and amortization is primarily due to higher production volumes partially offset by a $1.71 per Boe decrease in rate which was impacted by higher estimated proved reserves as compared to September 30, 2017 due to a higher 12-month average price, the addition of new wells with lower relative cost per Boe and an increase in Delaware production relative to the overall total.

•	$23 million increase in lease and facility operating expenses primarily related to increased production volumes and increased workovers in 2018 compared to 2017.

•
$21 million increase in gathering, processing and transportation primarily due in part to the adoption of ASU 2014-09, Revenue from Contracts with Customers, for which the net expense on certain transportation related arrangements that were recorded as a reduction in oil revenue in 2017 are included in gathering, processing and transportation in 2018 and growth in production volumes.

•	$26 million increase in taxes other than income related to increased product revenues, previously discussed.

•
$59 million increase in commodity management expenses is primarily due to higher crude purchase volumes. The increase in crude oil purchase volumes is due to crude oil purchases and sales to fulfill certain sales commitments.

•	$1 million gain on sale of assets in 2018 compared to $112 million gain on sale of assets in 2017. See Note 4 of Notes to Consolidated Financial Statements.

Results below operating income (loss)

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2018	2017
	(Millions)
Operating income (loss)	$26	$(10)	$36	NM
Interest expense	(38)	(48)	10	21%
Loss on extinguishment of debt	—	(17)	17	100%
Investment income and other	(2)	2	(4)	NM
Loss from continuing operations before income taxes	(14)	(73)	59	81%
Provision (benefit) for income taxes	(8)	305	313	NM
Loss from continuing operations	(6)	(378)	372	98%
Income (loss) from discontinued operations	(1)	232	(233)	NM
Net loss	$(7)	$(146)	139	95%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The decrease in interest expense primarily relates to lower level of debt outstanding in 2018 compared to 2017 (see Note 6 of Notes to Consolidated Financial Statements).
Benefit for income taxes for the three months ended September 30, 2018 changed favorably as compared to provision for income taxes for the same period for 2017. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
Income from discontinued operations in 2017 includes the results of the San Juan Basin. The sale of the San Juan Gallup closed in first quarter 2018 and the sale of the San Juan Legacy closed in fourth-quarter 2017. See Note 2 of Notes to Consolidated Financial Statements for detail of amounts included in discontinued operations.
Nine Month-Over-Nine Month Results of Operations
Revenue analysis

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2018	2017
	(Millions)
Revenues:
Oil sales	$1,331	$571	$760	133%
Natural gas sales	51	46	5	11%
Natural gas liquid sales	99	43	56	130%
Total product revenues	1,481	660	821	124%
Net gain (loss) on derivatives	(362)	213	(575)	NM
Commodity management	168	17	151	NM
Other	1	—	1	NM
Total revenues	$1,288	$890	$398	45%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Significant variances in the respective line items of revenues are comprised of the following:

•
$760 million increase in oil sales reflects $414 million related to higher sales prices and $346 million related to higher production sales volumes for the nine months ended September 30, 2018 compared to 2017. The Delaware Basin volumes were 38.6 MBbls per day compared to 18.8 MBbls per day for the nine months ended September 30, 2018 and 2017, respectively. The Williston Basin volumes were 38.1 MBbls per day compared to 29.0 MBbls per day for the nine months ended September 30, 2018 and 2017, respectively. The following table reflects oil production prices, the price impact of our derivative settlements and volumes for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017

Oil sales (per barrel)	$63.55	$43.78
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	(10.89)	1.43
Oil net price including derivative settlements (per barrel)	$52.66	$45.21

Oil production sales volumes (MBbls)	20,941	13,049
Per day oil production sales volumes (MBbls/d)	76.7	47.8
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$5 million increase in natural gas sales reflects $32 million in higher production sales volumes offset by $27 million related to lower sales prices for the nine months ended September 30, 2018 compared to 2017. The increase in our production sales volumes primarily relates to our Delaware Basin which had production volumes of 125 MMcf per day compared to 69 MMcf per day for the nine months ended September 30, 2018 compared to 2017, respectively. The following table reflects natural gas production prices, the price impact of our derivative settlements and volumes for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017

Natural gas sales (per Mcf)	$1.25	$1.91
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	0.59	0.17
Natural gas net price including derivative settlements (per Mcf)	$1.84	$2.08

Natural gas production sales volumes (MMcf)	40,522	24,050
Per day natural gas production sales volumes (MMcf/d)	148	88
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$56 million increase in natural gas liquids sales primarily reflects $31 million related to higher production sales volumes and $25 million related to higher sales prices for the nine months ended September 30, 2018 compared to 2017. The Delaware Basin volumes were 11.7 MBbls per day compared to 6.8 MBbls per day for the nine months ended September 30, 2018 and 2017, respectively. The Williston Basin volumes were 4.1 MBbls per day compared to 2.3 MBbls per day for the nine months ended September 30, 2018 and 2017, respectively. The following table reflects NGL production prices, the price impact of our derivative settlements and volumes for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017

NGL sales (per barrel)	$22.99	$17.08
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	(3.10)	—
NGL net price including derivative settlements (per barrel)	$19.89	$17.08

NGL production sales volumes (MBbls)	4,313	2,494
Per day NGL production sales volumes (MBbls/d)	15.8	9.1
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•
$575 million unfavorable change in net gain (loss) on derivatives primarily reflects unfavorable change in crude oil derivatives which was a result of losses in 2018 due to increases in 2018 of forward commodity prices relative to our hedge positions as opposed to gains in 2017 due to decreases in 2017 of forward commodity prices relative to our hedge position at that time. Settlements to be paid on derivatives totaled $218 million for the nine months ended September 30, 2018 and settlements to be received totaled $23 million for the nine months ended September 30, 2017.

•
$151 million increase in commodity management revenues primarily due to higher crude sales volumes. A similar increase is reflected in the $139 million increase in related commodity management costs and expenses, discussed below. The increase in crude sales volumes is due to crude oil purchases and sales to fulfill certain sales commitments.

Cost and operating expense and operating income (loss) analysis

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2018	2017			2018	2017
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$551	$387	$(164)	(42)%	$17.22	$19.80
Lease and facility operating	182	122	(60)	(49)%	$5.68	$6.24
Gathering, processing and transportation	64	16	(48)	NM	$2.01	$0.83
Taxes other than income	116	51	(65)	(127)%	$3.64	$2.63
Exploration	54	69	15	22%
General and administrative:
General and administrative expenses	106	103	(3)	(3)%	$3.32	$5.27
Equity-based compensation	25	22	(3)	(14)%	$0.77	$1.12
Total general and administrative	131	125	(6)	(5)%	$4.09	$6.39
Commodity management	156	17	(139)	NM
Net gain—sales of assets	(1)	(150)	(149)	99%
Other—net	6	15	9	60%
Total costs and expenses	$1,259	$652	$(607)	(93)%
Operating income	$29	$238	$(209)	(88)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Significant variances in our costs and expenses are comprised of the following:

•
$164 million increase in depreciation, depletion and amortization is primarily due to higher production volumes partially offset by a $2.58 per Boe decrease in rate which was impacted by higher estimated reserves as compared to September 30, 2017 due to a higher 12-month average price, the addition of new wells with lower relative cost per Boe and an increase in Delaware production relative to the overall total.

•	$60 million increase in lease and facility operating expenses primarily related to increased production volumes.

•
$48 million increase in gathering, processing and transportation is due in part to the adoption of ASU 2014-09, Revenue from Contracts with Customers, for which the net expense on certain transportation related arrangements that were recorded as a reduction in oil revenue in 2017 are included in gathering, processing and transportation in 2018 and growth in production volumes.

•	$65 million increase in taxes other than income related to increased product revenues, previously discussed.

•
$15 million decrease in exploration expenses is primarily due to unproved leasehold property impairment, amortization and expiration in 2017 which includes costs associated with certain expired leases in the Delaware Basin in excess of the accumulated amortization balance recorded during first-quarter 2017. See Note 4 of Notes to Consolidated Financial Statements.

•
$139 million increase in commodity management expenses is primarily due to higher crude purchase volumes. The increase in crude oil purchase volumes is due to crude oil purchases and sales to fulfill certain sales commitments.

•	$1 million net gain on sales of assets in 2018 compared to $150 million net gain on sales of assets recorded in 2017. See Note 4 of Notes to Consolidated Financial Statements.
Results below operating income (loss)

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2018	2017
	(Millions)
Operating income	$29	$238	$(209)	(88)%
Interest expense	(123)	(141)	18	13%
Loss on extinguishment of debt	(71)	(17)	(54)	(318)%
Investment income and other	(2)	4	(6)	NM
Income (loss) from continuing operations before income taxes	(167)	84	(251)	NM
Provision (benefit) for income taxes	(56)	40	96	NM
Income (loss) from continuing operations	(111)	44	(155)	NM
Loss from discontinued operations	(92)	(22)	(70)	NM
Net income (loss)	$(203)	$22	(225)	NM
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
Income taxes for 2018 changed favorably compared to 2017 primarily due to a pre-tax loss from continuing operations in 2018 compared to pre-tax income in 2017. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.
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
We note the following assumptions for 2018:

•
our planned capital expenditures for full-year 2018, excluding acquisitions, are estimated to be approximately $1.3 billion to $1.4 billion of which $1.2 billion to $1.25 billion relate to drilling and completions, including facilities. Additionally, we estimate between $70 million and $85 million for equity investments. As of September 30, 2018, we have incurred $905 million of drilling and completion capital expenditures including facilities (and excluding capital related to discontinued operations); and

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
Credit Facility
On April 17, 2018, the Company entered into a Second Amendment to Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility, as amended, increases total commitments to $1.5 billion, increases the Borrowing Base to $1.8 billion and extends the maturity date to April 17, 2023. The Credit Facility may become due on October 15, 2021 if available liquidity minus outstanding 2022 notes is less than $500 million. The Borrowing Base will remain in effect until the next Redetermination Date as set forth in the Credit Facility and, at this time, availability under the Credit Facility Agreement is limited by the total commitments of $1.5 billion. After the Redetermination Date in October 2018, the Borrowing Base was increased to $2.0 billion. However, the Company elected to keep total commitments at $1.5 billion. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. One of the significant financial covenants is a ratio of Net Indebtedness to Consolidated EBITDAX of 4.25 to 1.00. For additional information regarding the terms of our Credit Facility see Note 6 of Notes to Consolidated Financial Statements. As of September 30, 2018, we had $88 million borrowings outstanding and $60 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants under the credit agreement. Our unused borrowing availability was approximately $1,352 million as of September 30, 2018. As of the date of this filing, we are in compliance with all terms, conditions and financial covenants of the Credit Facility, as amended. As of October 31, 2018, we have borrowed an additional $108 million on the credit facility.

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

Crude Oil	Oct - Dec 2018		2019
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	57,500	$52.82	38,000	$53.49
Fixed Price Calls—WTI	13,000	$58.89	5,000	$54.08
Basis swaps—Midland/Cushing	14,000	$(0.77)	21,008	$(1.16)
Basis swaps—Nymex Calendar Monthly Avg Roll	13,261	$0.03	20,000	$0.11
Basis swaps—Argus LLS/Cushing	5,000	$7.01	—	$—
Basis swaps—Magellan East Houston/Cushing	6,000	$6.38	—	$—
Basis swaps—Magellan East Houston/Midland	—	$—	1,841	$8.12
Basis swaps—Argus LLS/Midland	—	$—	838	$8.60

Natural Gas	Oct - Dec 2018		2019
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	128	$2.99	48	$2.87
Fixed Price Calls—Henry Hub	15	$4.75	—	$—
Basis swaps—Permian	48	$(0.31)	25	$(0.39)
Basis swaps—Waha	15	$0.93	15	$2.94
Basis swaps—Houston Ship Channel	43	$(0.08)	30	$(0.09)

Natural Gas Liquids	Oct - Dec 2018		2019
	Volume (Bbls/d)	Weighted Average Price ($/Gal)	Volume (Bbls/d)	Weighted Average Price ($/Gal)
Fixed Price Swaps—Ethane Mont Belvieu	3,300	$0.29	—	$—
Fixed Price Swaps—Propane Conway	900	$0.79	—	$—
Fixed Price Swaps—Propane Mont Belvieu	3,900	$0.80	—	$—
Fixed Price Swaps—Iso Butane Mont Belvieu	700	$0.91	—	$—
Fixed Price Swaps—Normal Butane Mont Belvieu	1,800	$0.90	—	$—
Fixed Price Swaps—Natural Gasoline Mont Belvieu	1,500	$1.31	—	$—

Sources (Uses) of Cash

	Nine months ended September 30,
	2018	2017
	(Millions)
Net cash provided by (used in):
Operating activities	$652	$228
Investing activities	(403)	(1,626)
Financing activities	(400)	914
Net decrease in cash and cash equivalents and restricted cash	$(151)	$(484)

Operating activities
Net cash provided by operating activities increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to higher commodity prices and higher production volumes in 2018, partially offset by higher payments on derivatives settlements and higher operating costs. Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $44 million and $41 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, cash outflows related to Powder River Basin gathering and transportation contracts retained by WPX were $37 million and $40 million for the nine months ended September 30, 2018 and 2017, respectively.
Investing activities
The table below includes cash and incurred capital expenditures for drilling and completions and capital expenditures excluding facilities for land acquisitions.

	Nine months ended September 30,
	2018	2017

Cash capital expenditures for drilling and completions:
Continuing operations	$905	$560
Discontinued operations	26	130
Total	$931	$690

Capital expenditures incurred for drilling and completions:
Continuing operations	$958	$608
Discontinued operations	23	134
Total	$981	$742

Land acquisitions	$27	$63
Net cash provided by investing activities for the nine months ended September 30, 2018 includes $645 million of net proceeds from the sale of San Juan Gallup (see Note 2 of Notes to Consolidated Financial Statements) and $72 million of additional investment in equity method investments. Net cash used by investing activities for the nine months ended September 30, 2017 includes $798 million related to the closing of the Panther acquisition in March 2017.
Financing activities
Net cash used in financing activities for the nine months ended September 30, 2018 includes $986 million of payments for retirement of long-term debt, including approximately $63 million of premium partially offset by $494 million net proceeds from a debt issuance in the second quarter of 2018. See Note 6 of Notes to Consolidated Financial Statements for further discussion of our debt tender offers and debt issuance.
Net cash provided by financing activities for the nine months ended September 30, 2017 was primarily due to an equity offering of 51.675 million shares for net proceeds of approximately $670 million, net borrowings under the Credit Facility of $285 million and $148 million of net proceeds related to the issuance of additional notes due in 2024 partially offset by a payment of $165 million, including premium, to repurchase some of our 2020 Senior Notes.
Net cash provided by (used in) financing activities for the nine months ended September 30, 2018 and 2017 also includes payment for shares withheld for taxes of $13 million and $11 million, respectively.
Contractual Obligations
See Note 2 for a discussion of commitments that will be assumed by the purchaser of our San Juan Gallup assets and a related existing performance guarantee from WPX that will remain in place.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at September 30, 2018 or at December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is primarily related to our debt portfolio and has not materially changed during the first nine months of 2018.
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
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net liability of $322 million and $177 million at September 30, 2018 and December 31, 2017, respectively.
The value at risk for derivative contracts held for nontrading purposes was $42 million at September 30, 2018 and $56 million at December 31, 2017. During the last 12 months, our value at risk for these contracts ranged from a high of $56 million to a low of $42 million.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) (“Disclosure Controls”) or our internal control over financial reporting (“Internal Controls”) will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-

effective control system, misstatements due to error or fraud may occur and not be detected. We monitor our Disclosure Controls and Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and Internal Controls will be modified as systems change and conditions warrant.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2017, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of September 30, 2018.
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
10.21
Separation and Release Agreement, dated July 28, 2014, between WPX Energy, Inc. and James J. Bender (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

10.22
Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.23
Form of Voting and Support Agreement, dated as of July 13, 2015, by and between WPX Energy, Inc. and the Member signatory thereto (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

10.24
First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing Administrative Agent and existing Swingline Lender, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.25
Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.26
Registration Rights Agreement dated August 17, 2015, among WPX Energy, Inc. and the signatures thereto (incorporated herein by reference to Exhibit 10.35 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

10.27
Second Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among WPX Energy, Inc., as the borrower thereunder, the financial institutions party thereto from time to time, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2016)

10.28
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.29
Form of Severance and Restrictive Covenant Agreement between WPX Energy, Inc. and Marcia MacLeod (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.30
Form of Severance and Restrictive Covenant Agreement between WPX Energy, Inc. and Michael Fiser (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) (1)

10.31
Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2016) (1)

10.32
Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.33
Amended and Restated WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.34
Purchase and Sale Agreement by and Among WPX Energy Production, LLC and Enduring Resources IV, LLC dated January 30, 2018 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2018)

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

10.37
Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.38
Second Amendment to the Second Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement dated April 17, 2018, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 20, 2018)

10.39
Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018)

10.40
Form of Amendment to Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.40 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)(1)

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
Date: November 1, 2018