Form 10-K
period 2018-12-31
WPX ENERGY, INC.
filed 2019-02-21
CIK 1518832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $7,172,269,200.
The number of shares outstanding of the registrant’s common stock outstanding at February 20, 2019 was 420,465,218.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

WPX ENERGY, INC.
Incorporated in 2011, we are an independent oil and natural gas exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting, developing and growing our oil positions in the Delaware Basin (a subset of the Permian Basin) in Texas and New Mexico and the Williston Basin in North Dakota.
We have a geographically diverse portfolio of oil and natural gas reserves. Our proved reserves at December 31, 2018 were 479 MMboe. Our reserves reflect a mix of 61 percent crude oil, 21 percent natural gas and 18 percent NGLs. During 2018, we replaced our production for all commodities at a rate of 308 percent, before consideration of divestitures.
Our principal areas of operation are the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. Our principal executive office is located at 3500 One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 855-979-2012. We maintain an Internet site at www.wpxenergy.com.

BUSINESS OVERVIEW AND PROPERTIES
Our Business Strategy
•Focused, Long-Term Portfolio Management. We are focused on long-term profitable growth. Our objective over time is disciplined production growth within our cash flow and reduce our costs. With that in mind, we regularly evaluate the performance of our assets and, when appropriate, we consider divestitures of assets that are underperforming or which are no longer a part of our strategic focus. Since mid-2014, we have undertaken $8 billion of asset acquisitions and divestitures, allowing us to focus on our core areas and strengthen our financial position. With regard to our core assets, we will allocate capital to the most profitable opportunities based on expected returns, commodity price cycles and other market conditions, enabling us to grow our reserves and production in a manner that maximizes our returns on investments.
•Margin Expansion thru Focus on Costs. We believe we can expand our margins by focusing on opportunities to reduce our cost structure and being disciplined both operationally and financially. This requires consistent execution as well as managing potential disruptions in our business. We continue to manage the cost and availability of skilled labor, drilling rigs and equipment, transportation and other supplies.
•Maintain Financial Flexibility. We believe our continued focus on cost reductions, increased capital efficiency and disciplined production growth will allow us to generate increased and sustainable annual cash flows from operations. This cash flow, combined with our capital structure and available sources of liquidity, will allow us to efficiently develop and grow our resource base and pursue reserve growth throughout a variety of commodity price environments. We have engaged and will continue to engage in commodity derivative hedging activities to maintain a degree of cash flow certainty. Typically, we target hedging at least 50 percent of expected revenue from production during a current calendar year in order to strike an appropriate balance of commodity price upside with cash flow protection, although we may vary from this level based on our perceptions of market risk and the impact of such decisions on our leverage and ability to be cash flow neutral. See the Commodity Price Risk section of Item 7 for additional information regarding our derivatives.
•Build Asset Scale and Remain Opportunistic. We may opportunistically acquire acreage positions in areas where we feel we can establish significant scale and replicate cost-efficient development practices. We may also consider other "bolt-on" transactions or leasehold exchanges that are directed at driving operational efficiencies through increased scale or contiguous acreage blocks. We can manage costs by focusing on the establishment of large scale, contiguous acreage blocks where we can operate a majority of the properties. We believe this strategy allows us to better achieve economies of scale and apply continuous technological improvements in our operations. We have a history of acquiring undeveloped properties that meet our expected return requirements and other acquisition criteria to expand upon our existing positions as well as acquiring undeveloped acreage in new geographic areas that offer significant resource potential.
Significant Properties
Our principal areas of operation are the Delaware Basin (a subset of the Permian Basin) and Williston Basin.
Delaware Basin
We entered the Delaware Basin in August 2015 upon the closing of our acquisition of RKI Exploration & Production, LLC (“RKI”) (the “RKI Acquisition”). We operate 657 wells in the Delaware Basin and also own interests in 808 wells operated by others. We hold approximately 130,000 net acres in the Delaware Basin, with core operations located in Eddy, Lea and Chaves Counties in New Mexico and Loving, Pecos, Reeves, Ward and Winkler Counties in Texas. Approximately 79 percent of the leasehold is held by production. The Permian Basin is one of the most prolific hydrocarbon producing regions of the United States and spans an area approximately 250 miles wide by 300 miles long. The basin is characterized by numerous stacked reservoirs, high oil and natural gas content, extensive production history, long-lived reserves and high drilling success rates.
During 2018, we operated an average of 6.6 drilling rigs in the Delaware Basin and have had an average of 78.2 Mboe per day of net production. We expect to operate 5 rigs in the Delaware Basin in 2019. Capital expenditures in 2018, including land purchases and infrastructure, were approximately $1,048 million. During 2018, we completed 128 gross (87 net) wells and we have another 30 gross operated wells awaiting completion as of December 31, 2018.
Our activity in the Delaware Basin is primarily focused on the Wolfcamp Shale formation and the Bone Spring interval (which includes the Avalon sand and shales, and the Bone Springs sands, shales and carbonates). We have a multi-year inventory of stacked pays (including the shallower Delaware sand interval) on approximately 130,000 net acres.

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
We also have midstream and operational infrastructure in the Delaware Basin to support drilling activities and keep pace with production growth, including investing in low and high pressure gathering lines, compression systems, electrical power supply systems, fresh water supply systems and saltwater disposal systems. We believe these midstream assets provide a competitive advantage and reduce reliance on third parties for takeaway capacity. In October 2017, we closed a transaction with Howard Energy Partners (“Howard”) to jointly develop oil gathering and natural gas processing infrastructure in the Stateline area. At closing, we contributed crude oil gathering and natural gas processing assets already in service or under construction, and received a $300 million special distribution plus $49 million for capital expenditures in 2017 as part of Howard's $263 million carry obligation. In connection with this joint venture, we have dedicated our current and future leasehold interest in the Stateline area, representing 50,000 net acres in the Delaware Basin, pursuant to twenty-year fixed-fee oil gathering and natural gas processing agreements. These agreements do not include any minimum volume commitments.
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
Williston Basin
In December 2010, we acquired leasehold positions of approximately 85,800 net acres in the Williston Basin. All of these properties are on the Fort Berthold Indian Reservation in North Dakota and we are the primary operator. Based on our geologic interpretation of the Bakken formation, the evolution of completion techniques, our own drilling results as well as the publicly available drilling results for other operators in the basin, we believe that a substantial portion of our Williston Basin acreage is prospective in the Bakken and Three Forks formations, the primary targets for all of the well locations in our current drilling inventory. We operate 323 wells in the Williston Basin and also own interest in 87 wells operated by others. We hold 85,087 net acres in the Williston Basin.
During 2018, we operated an average of 2.8 rigs on our Williston Basin properties and we had an average of 48.9 Mboe per day of net production from our Williston Basin wells. We expect to operate 3 rigs in the Williston Basin in 2019. Capital expenditures in 2018 were approximately $412 million. During 2018, we completed 60 gross (52 net) wells and we have another 15 gross operated wells awaiting completion as of December 31, 2018.
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
The Three Forks formation, generally found immediately under the Bakken formation, has also proven to contain productive reservoir rock. The Three Forks formation typically consists of interbedded dolomites and shale with local development of a discontinuous sandy member at the top part of the Pronghorn formation. The Three Forks formation is an unconventional carbonate play. Similar to the Bakken formation, the Three Forks formation is being exploited utilizing the same horizontal drilling and advanced completion techniques as the Bakken development. Drilling in the Three Forks formation began in mid-2008 and many operators are drilling wells targeting this formation.
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
Acquisitions and Divestitures
In March 2018, we sold our remaining operations in the San Juan Basin, comprised of an oil position in the Mancos Gallup Sandstone, for approximately $700 million (subject to closing and post-closing adjustments). After completion of the sale in 2018, we no longer have a presence in the San Juan Basin.
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
Reserves and Production Information
We have significant oil and gas producing activities in the Delaware and Williston Basins located in the United States. As previously noted, we sold our remaining operations in the San Juan Basin in early 2018 and have reflected the San Juan Basin as discontinued operations.

Oil and Gas Reserves
The following table sets forth our estimated net proved developed and undeveloped reserves expressed by product and on an oil equivalent basis for the reporting periods December 31, 2018, 2017 and 2016.

	As of December 31, 2018
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)	%
Proved Developed	156,421	365,456	48,426	265,756	55%
Proved Undeveloped	134,884	252,265	36,611	213,539	45%
Total Proved	291,305	617,721	85,037	479,295

	As of December 31, 2017
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)	%
Proved Developed	130,333	321,231	38,813	222,685	51%
Proved Undeveloped	133,337	269,785	35,198	213,499	49%
Total Proved	263,670	591,016	74,011	436,184
Less: Discontinued operations	27,950	83,627	10,718	52,604
Total Proved less discontinued operations	235,720	507,389	63,293	383,580

	As of December 31, 2016
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)	%
Proved Developed	84,372	440,161	24,065	181,797	52%
Proved Undeveloped	90,191	294,240	25,378	164,609	48%
Total Proved	174,563	734,401	49,443	346,406
Less: Discontinued operations	20,817	367,943	8,820	90,961
Total Proved less discontinued operations	153,746	366,458	40,623	255,445

The following table sets forth our estimated net proved reserves for our largest areas of activity expressed by product and on an oil equivalent basis as of December 31, 2018.

	As of December 31, 2018
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)
Delaware Basin	161,982	540,306	70,345	322,377
Williston Basin	129,323	77,415	14,692	156,918
Total Proved	291,305	617,721	85,037	479,295
We prepare our own reserves estimates and approximately 100 percent of our reserves are audited by Netherland, Sewell & Associates, Inc. (“NSAI”).
We have not filed on a recurring basis estimates of our total proved net oil, NGL, and gas reserves with any U.S. regulatory authority or agency other than with the U.S. Department of Energy and the SEC. The estimates furnished to the Department of Energy have been consistent with those furnished to the SEC.
Our 2018 year-end estimated proved reserves reflect an average oil price of $61.57 per barrel, an average natural gas price of $1.21 per Mcf and average NGL price of $26.76 per barrel. These prices were calculated from the 12-month trailing average, first-of-the-month price for the applicable indices for each basin as adjusted for respective location price differentials. During 2018, we added 137 MMboe of extensions and discoveries to our proved reserves. During 2018, we incurred $1,350 million in development expenditures which included the drilling of 235 gross (180 net) wells.

Proved reserves reconciliation
Production of 49 MMboe includes approximately 2 MMboe related to our oil-producing properties in the San Juan Basin through the completion of the sale. The 137 MMboe of extensions and discoveries reflects 52 MMboe added for drilled locations, and 85 MMboe added for new proved undeveloped locations. Of the extensions and discoveries, 70 percent were in the Delaware Basin. The divestitures of 51 MMboe primarily relates to the sale of our oil-producing properties in the San Juan Basin. The overall net positive revisions of 3 MMboe reflect 8 MMboe of net positive price revisions due to the increase in the 12-month average prices partially offset by 5 MMboe net negative technical revisions.
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
Approximately 100 percent of our total year-end 2018 domestic proved reserves estimates were audited by NSAI. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures used to prepare the December 31, 2018 reserves estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, prepared by us.
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
The Company’s internal technical person primarily responsible for overseeing preparation of the reserves estimates and the third-party reserves audit has 18 years of relevant experience in Reservoir and Evaluation Engineering, a B.S. in Petroleum Engineering from Montana Tech, and membership in the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.
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
At December 31, 2018 and 2017 our proved undeveloped reserves were 214 MMboe.  Proved undeveloped reserves represents 45 percent and 49 percent of our total proved reserves as of December 31, 2018 and 2017, respectively.  Below is a reconciliation of our proved undeveloped reserves for 2018:

		% of	% of
	MMboe	December 31, 2017	December 31, 2018
Proved Undeveloped Reserves at December 31, 2017	214
Converted to Proved Developed Reserves	(63)	(29)%	(29)%
Extensions and Discoveries	85	40%	40%
Revisions	(13)	(6)%	(6)%
Acquisitions	2	1%	1%
Divestitures	(11)	(5)%	(5)%
Proved Undeveloped Reserves at December 31, 2018	214
During 2018, 63 MMboe of our December 31, 2017 proved undeveloped reserves were converted to proved developed reserves at a cost of $746 million of which $181 million was incurred in prior years. This represents a proved undeveloped conversion rate of 29 percent. Of the converted proved undeveloped reserves, 61 percent were in the Delaware Basin in the Bone Springs and Wolfcamp formations, and 39 percent were converted in the Williston Basin in the Bakken and Three Forks formations.
Of the 85 MMboe of proved undeveloped extensions and discoveries, 69 percent are in the Delaware Basin, primarily in the Wolfcamp formation, and 31 percent are in the Williston Basin in the Bakken and Three Forks formations.
In 2018, net negative revisions for our proved undeveloped reserves were 13 MMboe, which reflects 15 MMboe of downward technical revisions partially offset by an upward revision of 2 MMboe of reserves based on the 12-month trailing prices.
The 2 MMboe of proved undeveloped acquisitions relates to the Delaware Basin. The 11 MMboe of proved undeveloped divestitures relate to properties in the San Juan Basin that were sold in March 2018.

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
The following table summarizes our net production sales volumes for the years indicated.

	Total Volume for the Years Ended December 31,			Per Day Volume for the Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Oil	(Mbbls)			(Mbbls/d)
Delaware Basin	14,976	8,013	4,773	41.0	22.0	13.0
Williston Basin	14,793	10,951	7,596	40.6	30.0	20.8
Other	—	—	27	—	—	0.1
Total continuing operations	29,769	18,964	12,396	81.6	52.0	33.9
Discontinued operations(a)	1,029	3,398	2,931	2.8	9.3	8.0
Total continuing and discontinued operations	30,798	22,362	15,327	84.4	61.3	41.9

Natural Gas	(MMcf)			(MMcf/d)
Delaware Basin	50,275	28,554	15,818	137.7	78.2	43.2
Williston Basin	9,090	5,054	4,603	24.9	13.8	12.6
Other	—	1,703	6,694	—	4.7	18.3
Total continuing operations	59,365	35,311	27,115	162.6	96.7	74.1
Discontinued operations(a)	4,433	40,791	91,535	12.2	111.8	250.1
Total continuing and discontinued operations	63,798	76,102	118,650	174.8	208.5	324.2

NGLs	(Mbbls)			(Mbbls/d)
Delaware Basin	5,204	2,748	1,445	14.2	7.5	4.0
Williston Basin	1,529	896	782	4.2	2.5	2.1
Other	—	12	29	—	—	0.1
Total continuing operations	6,733	3,656	2,256	18.4	10.0	6.2
Discontinued operations(a)	433	1,381	2,495	1.2	3.8	6.8
Total continuing and discontinued operations	7,166	5,037	4,751	19.6	13.8	13.0

Combined Equivalent Volumes	(Mboe)			(Mboe/d)
Delaware Basin	28,559	15,520	8,854	78.2	42.5	24.2
Williston Basin	17,837	12,689	9,145	48.9	34.8	25.0
Other	—	296	1,173	—	0.8	3.2
Total continuing operations	46,396	28,505	19,172	127.1	78.1	52.4
Discontinued operations(a)	2,201	11,578	20,682	6.0	31.7	56.5
Total continuing and discontinued operations	48,597	40,083	39,854	133.1	109.8	108.9
 __________
(a) Reflects production from discontinued operations (primarily the San Juan Basin) through the date of disposition.

Realized average price per unit

The following table summarizes our sales prices for the years indicated.

	Continuing operations			Total Company(a)
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Oil(b):
Oil excluding all derivative settlements (per barrel)	$60.14	$46.36	$36.36	$59.98	$46.02	$36.20
Impact of net cash received (paid) related to settlement of derivatives (per barrel)	(8.56)	(0.33)	15.30	(8.27)	(0.27)	12.38
Oil net price including all derivative settlements (per barrel)	$51.58	$46.03	$51.66	$51.71	$45.75	$48.58
Natural gas(b):
Natural gas excluding all derivative settlements (per Mcf)	$1.46	$1.89	$1.30	$1.46	$2.14	$1.73
Impact of net cash received related to settlement of derivatives (per Mcf)	0.51	0.28	4.13	0.47	0.13	1.06
Natural gas net price including all derivative settlements (per Mcf)	$1.97	$2.17	$5.43	$1.93	$2.27	$2.79
NGL(b):
NGL excluding all derivative settlements (per barrel)	$21.97	$19.26	$9.43	$22.24	$22.91	$12.06
Impact of net cash paid related to settlement of derivatives (per barrel)	(1.98)	—	—	(1.85)	—	—
NGL net price including all derivative settlements (per barrel)	$19.99	$19.26	$9.43	$20.39	$22.91	$12.06

Combined commodity price per boe, including all derivative settlements	$38.52	$35.78	$42.19	$38.32	$32.71	$28.44
 __________
(a) Represents both continuing operations and discontinued operations through the dates of respective disposition.
(b) Realized average prices reflect market prices, net of fuel, shrink, transportation and fractionation, and processing.

Expenses per boe

The following table summarizes our costs for the years indicated.

	Continuing operations			Total Company(a)
	Year Ended December 31,			Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Production costs:
Lifting costs and workovers	$5.25	$5.42	$5.67	$5.16	$4.92	$3.99
Facilities operating expense	0.52	0.37	0.35	0.49	0.34	0.34
Accretion expense	0.06	0.07	0.10	0.06	0.15	0.20
Other operating and maintenance	0.02	0.04	0.04	0.02	0.03	0.02
Total lease and facility operating	$5.85	$5.90	$6.16	$5.73	$5.44	$4.55
Gathering, processing and transportation charges	2.30	0.83	0.61	2.43	2.46	3.13
Taxes other than income	3.39	2.78	2.24	3.33	2.55	1.56
Total production cost	$11.54	$9.51	$9.01	$11.49	$10.45	$9.24
General and administrative	$3.92	$5.80	$10.54	$3.78	$4.37	$5.57
Depreciation, depletion and amortization	$16.75	$19.03	$23.01	$16.15	$16.79	$15.84
 __________
(a) Represents both continuing operations and discontinued operations through the dates of respective disposition.

Productive Oil and Gas Wells

The table below summarizes 2018 productive gross and net wells by area. We use the term “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest.

	Oil Wells (Gross)	Oil Wells (Net)	Gas Wells (Gross)	Gas Wells (Net)
Delaware Basin	1,225	587	240	124
Williston Basin	410	268	—	—
Total	1,635	855	240	124

Developed and Undeveloped Acreage
The following table summarizes our leased acreage as of December 31, 2018.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Delaware Basin	134,846	82,038	84,867	47,388	219,713	129,426
Williston Basin	72,875	62,161	61,654	22,926	134,529	85,087
Other(a)	5,159	1,598	32,944	11,523	38,103	13,121
Total	212,880	145,797	179,465	81,837	392,345	227,634
 __________
(a) Primarily acreage in exploratory areas we no longer plan to develop.

At December 31, 2018, we also owned mineral interests in 22,585 gross and 1,496 net acres. These interests do not expire.
Drilling and Exploratory Activities
We focus on lower-risk development drilling. Our development drilling success rate was 100 percent in 2018, 2017 and 2016. Our combined development and exploration success rate was 100 percent, in 2018, 2017 and 2016, respectively.
The following table summarizes the number of wells drilled for the periods indicated and excludes discontinued operations.

	2018		2017		2016
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
Development wells:
Delaware Basin	158	112	94	76	40	31
Williston Basin	77	68	44	34	25	21
Other(a)	—	—	—	—	41	—	(a)
Development well total	235	180	138	110	106	52
Exploration well total	—	—	—	—	—	—
Total Drilled	235	180	138	110	106	52
 __________
(a) Includes Appalachia Basin, Green River Basin and other miscellaneous properties through dates of respective dispositions.
Total gross operated wells drilled were 193, 118 and 51 in 2018, 2017 and 2016, respectively.
Present Activities
At December 31, 2018, we had 19 gross (16 net) wells in the process of being drilled.

Scheduled Lease Expirations
The table below sets forth, as of December 31, 2018, the gross and net acres scheduled to expire over the next several years. The acreage will not expire if we are able to establish production by drilling wells on the lease prior to the expiration date.

	2019	2020	2021	2022+	Total
Delaware Basin	10,577	5,285	28	20,992	36,882
Williston Basin	—	—	640	—	640
Other(a)	31	—	—	—	31
Total (Gross Acres)	10,608	5,285	668	20,992	37,553

	2019	2020	2021	2022+	Total
Delaware Basin	3,012	3,468	6	20,992	27,478
Williston Basin	—	—	640	—	640
Other(a)	31	—	—	—	31
Total (Net Acres)	3,043	3,468	646	20,992	28,149
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
Delivery Commitments
We have certain obligations which range from one to eight years for the physical delivery of oil in both the Delaware and Williston Basins. The minimum aggregate volume for these sales commitments ranges from 45 to 56 Mbbls per day for years 2019 through 2021, 25 Mbbls per day for 2022 and approximately 5 Mbbls per day for years 2023 through 2026. We believe that our future production, which is dependent on sufficient infrastructure, will be adequate to meet these commitments.
Customers
Oil, natural gas and NGL production is sold through our sales and marketing activities to a variety of purchasers under various length contracts ranging from one day to multi-year under various pricing structures. Our third-party customers include other producers, utility companies, power generators, banks, marketing and trading companies and midstream service providers. In 2018, we had three customers that individually accounted for 10 percent or more of our consolidated total revenues adjusted for net gain (loss) on derivatives. See further detail in Note 16 of Notes to Consolidated Financial Statements. We believe that the loss of one or more of our current oil, natural gas or NGLs purchasers would not have a material adverse effect on our ability to sell our production, because any individual purchaser could be readily replaced by other purchasers, absent a broad market disruption.

REGLATORY MATTERS
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
Drilling and Production
Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribal areas where we operate also regulate one or more of the following activities:
•the location of wells;
•the method of drilling and casing wells;
•the timing of construction or drilling activities including seasonal wildlife closures;
•the employment of tribal members or use of tribal owned service businesses;
•the rates of production or “allowables”;
•the surface use and restoration of properties upon which wells are drilled;
•the plugging and abandoning of wells;
•the notice to surface owners and other third parties; and
•the use, maintenance and restoration of roads and bridges used during all phases of drilling and production.
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
Air Emissions. The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities. In 2012, the EPA issued federal regulations affecting our operations under the New Source Performance Standards provisions (new Subpart OOOO) and expanded regulations under national emission standards for hazardous air pollutants, and in June 2016, EPA again expanded the regulations (new Subpart OOOOa). On May 26, 2017, EPA issued a stay on certain Subpart OOOOa requirements (primarily those going into effect in January 2018), and on June 14, 2017, EPA proposed a two-year stay of the requirements and reconsideration of certain requirements and implementation dates. On July 3, 2017, a federal court determined that the May 2017 stay was unlawful. On October 15, 2018, EPA proposed revision to the Subpart OOOOa regulations and has not yet issued the final revised regulations.
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
Hydraulic Fracturing. We ordinarily use hydraulic fracturing as a means to increase productivity of our oil and gas wells in each of the basins in which we operate. In particular, wells that we drill and complete in our core Delaware and Williston assets require hydraulic fracturing. Although average drilling and completion costs for each basin will vary, as will the cost of each well within a given basin, on average approximately forty-five to fifty-five percent of the drilling and completion costs for each of our wells for which we use hydraulic fracturing is associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completion of our wells are treated and are built into and funded through our normal capital expenditure budget.
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
In addition to the required use of and specifications for casing and cement in well construction, we observe regulatory requirements and what we consider best practices to ensure wellbore integrity and full isolation of any underground aquifers and protection of surface waters. These include the following:
•Prior to perforating the production casing and hydraulic fracturing operations, the casing is pressure tested.

•Before the fracturing operation commences, all surface equipment is pressure tested, which includes the wellhead and all pressurized lines and connections leading from the pumping equipment to the wellhead. During the pumping phases of the hydraulic fracturing treatment, specialized equipment is utilized to monitor and record surface pressures, pumping rates, volumes and chemical concentrations to ensure the treatment is proceeding as designed and the wellbore integrity is sound. Should any problem be detected during the hydraulic fracturing treatment, the operation is shut down until the problem is evaluated, reported and remediated.
•As a means to protect against the negative impacts of any potential surface release of fluids associated with the hydraulic fracturing operation, special precautions are taken to ensure proper containment and storage of fluids. For example, any earthen pits containing non-fresh water must be lined with a synthetic impervious liner. These pits are tested regularly, and in certain sensitive areas have additional leak detection systems in place. At least two feet of freeboard, or available capacity, must be present in the pit at all times. In addition, earthen berms are constructed around any storage tanks, any fluid handling equipment, and in some cases around the perimeter of the location to contain any fluid releases. These berms are considered to be a “secondary” form of containment and serve as an added measure for the protection of groundwater.
•The BLM may require baseline water monitoring as a condition of approval for drilling permits.
•There are currently no regulatory requirements to conduct baseline water monitoring in the Williston Basin or the Delaware Basin.
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
The cement and steel casing used in well construction can have rare failures. Any failure in isolation is reported to the applicable oil and gas regulatory body. A remediation procedure is written and approved and then completed on the well before any further operations or production is commenced. Possible isolation failures may result from:
•Improper cementing work. This can create conditions in which hydraulic fracturing fluids and other natural occurring substances can migrate into the surrounding geological formation. Production casing cementing tops and cement bond effectiveness are evaluated using either a temperature log or an acoustical cement bond log prior to any completion operations. If the cement bond or cement top is determined to be inadequate for zone isolation, remedial cementing operations are performed to fill any voids and re-establish integrity. As part of this remedial operation, the casing is again pressure tested before fracturing operations are initiated.
•Initial casing integrity failure. The casing is pressure tested prior to commencing completion operations. If the test fails due to a compromise in the casing, the applicable oil and gas regulatory body will be notified and a remediation procedure will be written, approved and completed before any further operations are conducted. In addition, casing pressures are monitored throughout the fracturing treatment and any indication of failure will result in an immediate shutdown of the operation.
•Well failure or casing integrity failure during production. Loss of wellbore integrity can occur over time even if the well was correctly constructed due to downhole operating environments causing corrosion and stress. During production, the bradenhead, casing and tubing pressures are monitored and a casing failure can be identified and evaluated. Remediation could include placing additional cement behind casing, installing a casing patch, or plugging and abandoning the well, if necessary.
•“Fluid leakoff” during the fracturing process. Fluid leakoff can occur during hydraulic fracturing operations whereby some of the hydraulic fracturing fluid flows through the artificially created fractures into the micropore or pore spaces within the formation, existing natural fractures in the formation, or small fractures opened into the formation by the pressure in the induced fracture. Fluid leakoff is accounted for in the volume design of nearly every fracturing job and “pump-in” tests are often conducted prior to fracturing jobs to estimate the extent of fluid leakoff. In certain situations, very fine grain sand is added in the initial part of the treatment to seal-off any small fractures of micropore spaces and mitigate fluid leak-off.
Approximately 99 percent of hydraulic fracturing fluids are made up of water and sand. We utilize major hydraulic fracturing service companies and chemical companies whose research departments conduct ongoing development of “greener” chemicals that are used in fracturing. We evaluate, test, and where appropriate adopt those products that are more environmentally friendly. We have also chosen to participate in a voluntary fracturing chemical registry that is a public website: www.fracfocus.org at which interested persons can find out information about fracturing fluids. This registry is a joint project of the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission and provides our industry with an avenue to voluntarily disclose chemicals used in the hydraulic fracturing process. The Company registered with the FracFocus Chemical Disclosure Registry in April 2011 and began uploading data when the registry went live on April 11, 2011. Through December 31, 2018, we have loaded data on more than 2,250 wells, including data relating to wells fractured since January 1, 2011, to the site. Consistent with other industry participants, we are not planning to add data on wells drilled prior to 2011. The information included on this website is not incorporated by reference in this Annual Report on Form 10-K.
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
In addition to the EPA study, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board issued a final report on hydraulic fracturing in November 2011. The report concludes that the risk of fracturing fluids contaminating drinking water sources through fractures in the shale formations “is remote.” It also states that development of the nation’s shale resources has produced major economic benefits. The report includes recommendations to address concerns related to hydraulic fracturing and shale gas production, including but not limited to conducting additional field studies on possible methane leakage from shale gas wells to water reservoirs and adopting new rules and enforcement practices to protect drinking and surface waters. The Government Accountability Office is also examining the environmental impacts of produced water and the Counsel for Environmental Quality has been petitioned by environmental groups to develop a programmatic environmental impact statement under NEPA for hydraulic fracturing. On November 18, 2016, the Department of the Interior, Bureau of Land Management (“BLM”) issued its final rule related to the reduction of waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on federal and Indian lands, with provisions to take effect on January 17, 2017 and in January 2018. The rule, which was to be phased in over time, requires oil and gas producers to use currently available technologies and processes to cut flaring in half at oil wells on public and tribal lands, periodically inspect their operations for leaks, replace outdated equipment, limit venting from storage tanks and to use best practices to limit gas losses when removing liquids from wells. On November 18, 2018, BLM issued a revised rule that took effect on November 27, 2018, eliminating many of the requirements included in the 2016 rule. The 2018 rule has been challenged in court and litigation is ongoing.

Several states, including North Dakota and New Mexico, have adopted or are considering adopting, regulations that could restrict or impose additional requirements related to hydraulic fracturing. New Mexico and Texas require public disclosure of chemicals used in hydraulic fracturing. Disclosure of chemicals used in the hydraulic fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. A number of states have also adopted regulations increasing the setback requirements, or are in the process of rulemaking to address the issue, including New Mexico and Texas.
In addition, New Mexico has considered or imposed temporary moratoria on drilling operations using hydraulic fracturing until further study of the potential environmental and human health impacts by the EPA or the relative state agencies are completed. Certain organizations have promoted ballot initiatives at the local level that are aimed at imposing restrictions on hydraulic fracturing, and may attempt to do the same on a wider basis in one or more states where we operate. At this time, it is not possible to estimate the potential impact on our business of these state and local actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing.
Global Warming and Climate Change. Recent scientific studies have suggested that emissions of GHGs, including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere. Both houses of Congress have previously considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The EPA has begun to regulate GHG emissions. On December 7, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA issued a final rule that went into effect in 2011 that makes certain stationary sources and newer modification projects subject to permitting requirements for GHG emissions. On November 30, 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage, and distribution facilities. Reporting of GHG emissions from such facilities will be required on an annual basis, and our reporting began in 2012 for emissions occurring in 2011. We are required to report our GHG emissions under this rule but are not subject to GHG permitting requirements. Several of the EPA’s GHG rules are being challenged in court proceedings and depending on the outcome of such proceedings, such rules may be modified or rescinded, or the EPA could develop new rules.
Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur. In March 2014, the White House published the President’s Climate Action Plan Strategy to Reduce Methane Emissions, although that plan was rescinded by the White House in March 2017. In August 2015, EPA proposed its new NSPS OOOOa requirements, which add additional methane reduction requirements applicable to the oil and gas sector for both new and modified sources, although the current scope of the requirements are being litigated. Such developments may affect how these GHG initiatives will impact our operations. In addition to these regulatory developments, recent judicial decisions have allowed certain tort claims alleging property damage to proceed against GHG emissions sources and may increase our litigation risk for such claims. New legislation or regulatory programs that restrict emissions of or require inventory of GHGs in areas where we operate have adversely affected or will adversely affect our operations by increasing costs. The cost increases so far have resulted from costs associated with inventorying our GHG emissions, and further costs may result from the potential new requirements to obtain GHG emissions permits, install additional emission control equipment and an increased monitoring and record-keeping burden.
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
Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for oil or natural gas or otherwise cause us to incur significant costs in preparing for or responding to those effects.
COMPETITION
We compete with other oil and gas concerns, including major and independent oil and gas companies in the development, production and marketing of oil and natural gas. We compete in areas such as acquisition of oil and gas properties and obtaining necessary equipment, supplies and services. We also compete in recruiting and retaining skilled employees.

EMPLOYEES
At December 31, 2018, we had approximately 600 full-time employees.
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
WEBSITE ACCESS TO REPORTS AND OTHER INFORMATION
We make available free of charge through our website, www.wpxenergy.com/investors, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website are the following corporate governance documents:
•Amended and Restated Certificate of Incorporation
•Restated Bylaws
•Corporate Governance Guidelines
•Code of Business Conduct, which is applicable to all WPX Energy directors and employees, including the principal executive officer, the principal financial officer and the principal accounting officer
•Audit Committee Charter
•Compensation Committee Charter
•Nominating and Governance Committee Charter
•Lead Director Charter
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
All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will exist or may occur in the future, are forward-looking statements. Forward-looking statements can be identified by various forms of words such as “anticipates,” “believes,” “seeks,” “could,” “may,” “should,” “continues,” “estimates,” “expects,” “forecasts,” “intends,” “might,” “goals,” “objectives,” “targets,” “planned,” “potential,” “projects,” “scheduled,” “will” or other similar expressions. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management and include, among others, statements regarding:
•amounts and nature of future capital expenditures;
•expansion and growth of our business and operations;
•financial condition and liquidity;
•business strategy;
•estimates of proved oil and natural gas reserves;
•reserve potential;
•development drilling potential;
•cash flow from operations or results of operations;
•acquisitions or divestitures;
•seasonality of our business; and
•crude oil, natural gas and NGL prices and demand.
Forward-looking statements are based on numerous assumptions, uncertainties and risks that could cause future events or results to be materially different from those stated or implied in this report. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from results contemplated by the forward-looking statements include, among others, the following:
•availability of supplies (including the uncertainties inherent in assessing, estimating, acquiring and developing future natural gas and oil reserves), market demand, volatility of prices and the availability and cost of capital;
•inflation, interest rates, fluctuation in foreign exchange and general economic conditions (including future disruptions and volatility in the global credit markets and the impact of these events on our customers and suppliers);
•the strength and financial resources of our competitors;
•development of alternative energy sources;
•the impact of operational and development hazards;
•costs of, changes in, or the results of laws, government regulations (including climate change regulation and/or potential additional regulation of drilling and completion of wells), environmental liabilities, litigation and rate proceedings;
•changes in maintenance and construction costs;
•changes in the current geopolitical situation;
•our exposure to the credit risk of our customers;
•risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings and the availability and cost of credit;
•risks associated with future weather conditions;
•acts of terrorism; and
•other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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
Our past success rate for drilling projects should not be considered a predictor of future commercial success. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The new wells we drill or participate in may not be commercially productive, and we may not recover all or any portion of our investment in wells we drill or participate in. Our efforts will be unprofitable if we drill dry wells or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and cost factors can adversely affect the economics of a project. Further, our drilling operations may be curtailed, delayed, canceled or rendered unprofitable or less profitable than anticipated as a result of a variety of other factors, including:

•increases in the cost of, or shortages or delays in the availability of, drilling rigs and equipment, supplies, skilled labor, capital or transportation;
•equipment failures or accidents;
•adverse weather conditions, such as floods or blizzards;
•title and lease related problems;
•limitations in the market for oil and natural gas;
•unexpected drilling conditions or problems;
•pressure or irregularities in geological formations;
•regulations and regulatory approvals;
•changes or anticipated changes in energy prices; or
•compliance with environmental and other governmental requirements.
If forecasted oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas oil properties.
Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. In the fourth quarter of 2018, we performed impairment assessments of our proved and unproved properties. We determined that no impairment charges were required as a result of these assessments. These reviews included approximately $5.4 billion of net book value associated with our predominantly oil proved properties and utilized inputs generally consistent with those described above. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. We may incur impairment charges for these or other properties in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
Approximately 45 percent of our total estimated proved reserves at December 31, 2018 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserves data included in the reserves engineer reports assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
You should not assume that the present value of future net revenues from our proved reserves is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we have based the estimated discounted future net revenues from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding 12 months without giving effect to derivative transactions. Actual future net revenues from our oil and natural gas properties will be affected by factors such as:
•actual prices we receive for oil and natural gas;
•actual cost of development and production expenditures;
•the amount and timing of actual production; and
•changes in governmental regulations or taxation.
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
The markets for oil, natural gas and NGLs are likely to continue to be volatile. Wide fluctuations in prices might result from relatively minor changes in the supply of and demand for these commodities, market uncertainty and other factors that are beyond our control, including:
•weather conditions;
•the level of consumer demand;
•the overall economic environment;
•worldwide and domestic supplies of and demand for oil, natural gas and NGLs;
•turmoil in the Middle East and other producing regions;

•the activities of the Organization of Petroleum Exporting Countries;
•terrorist attacks on production or transportation assets;
•variations in local market conditions (basis differential);
•the price and availability of other types of fuels;
•the availability of pipeline capacity;
•supply disruptions, including plant outages and transportation disruptions;
•the price and quantity of foreign imports of oil and natural gas;
•domestic and foreign governmental regulations and taxes;
•volatility in the oil and natural gas markets;
•the credit of participants in the markets where products are bought and sold; and
•the adoption of regulations or legislation relating to climate change.
Our business depends on access to oil, natural gas and NGL transportation systems and facilities.
The marketability of our oil, natural gas and NGL production depends in large part on the operation, availability, proximity, capacity and expansion of transportation systems and facilities owned by third parties. For example, we can provide no assurance that sufficient transportation capacity will exist for expected production from the Delaware Basin and Williston Basin or that we will be able to obtain sufficient transportation capacity on economic terms.
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
If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues or increase our costs. As of December 31, 2018, we were not the operator of approximately 5 percent of our total net production. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Because we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.
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
There are operational risks associated with drilling for, production, gathering, transporting, storage, processing and treating of oil and natural gas and the fractionation and storage of NGLs, including:
•hurricanes, tornadoes, floods, extreme weather conditions and other natural disasters;
•aging infrastructure and mechanical problems;
•damages to pipelines, pipeline blockages or other pipeline interruptions;
•uncontrolled releases of oil, natural gas (including sour gas), NGLs, brine or industrial chemicals;
•operator error;
•pollution and environmental risks;
•fires, explosions and blowouts;
•risks related to truck and rail loading and unloading; and
•terrorist attacks or threatened attacks on our facilities or those of other energy companies.
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
We have historically operated with, and anticipate continuing to operate with, a significant amount of debt. Our substantial amount of debt could have important consequences for investors in our common stock, including the following:
•make it more difficult for us to satisfy our obligations with respect to our revolving credit facility;
•impair our ability to obtain additional financing, if necessary, for working capital, letters of credit or other forms of guarantees, capital expenditures, acquisitions or other purposes or make such financing unavailable on favorable terms;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, capital expenditures, future business opportunities and other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•reduce our ability to make acquisitions or expand our business;
•limit our ability to borrow additional funds;
•limit our ability to sell assets to raise funds if needed for working capital, capital expenditures, acquisitions or other purposes;
•make it difficult for us to pay dividends on shares of our common stock;
•increase our vulnerability to adverse economic and industry conditions, including increases in interest rates; and
•place us at a competitive disadvantage compared to competitors who might have relatively less debt.

Additionally, we may be able to incur substantial additional indebtedness in the future. Although our revolving credit facility contains restrictions on the incurrence of additional indebtedness by our subsidiaries, such restrictions are subject to a number of qualifications and exceptions, and indebtedness incurred in compliance with such restrictions could be substantial. To the extent that new indebtedness is added to our current debt levels, the negative consequences listed above may be exacerbated.
The market price of our common stock may be volatile or may decline and it may be difficult for you to resell shares of our common stock at prices you find attractive.
The market price of our common stock has historically experienced and may continue to experience volatility. For example, during the twelve months ended December 31, 2018, the high sales price per share of our common stock on the NYSE was $20.80 and the low sales price per share was $9.89. The sales price per share of our common stock has traded as low as $8.39 in the past two years. The market price of our common stock could be subject to wide fluctuations in the future in response to the following events or factors that may vary over time and some of which are beyond our control, including but not limited to:
•changes in oil and natural gas prices, including in different geographic locations;
•demand for oil and natural gas;
•the success of our drilling program;
•changes in our drilling schedule;
•adjustments to our reserve estimates and differences between actual and estimated production, revenue and expenditures;
•competition from other oil and gas companies;
•costs and liabilities relating to governmental laws and regulations and environmental risks;
•general market, political and economic conditions;
•our failure to meet financial analysts’ performance or financing expectations;
•changes in recommendations by financial analysts; and
•changes in market valuations of other companies in our industry.
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
As of December 31, 2018, our revolving credit facility is subject to a borrowing base of $2.0 billion which is currently limited by total commitments of $1.5 billion. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2018, we had $330 million of outstanding borrowings and $52 million of letters of credit issued under our revolving credit facility resulting in unused borrowing capacity of $1.1 billion. Any significant reduction in our borrowing base as a result of borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
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
In addition, legislative and regulatory responses related to GHGs and climate change create the potential for financial risk. Numerous states have announced or adopted programs to stabilize and reduce GHGs, as well as their own reporting requirements. On September 22, 2009, the EPA finalized a GHG reporting rule that requires large sources of GHG emissions to monitor, maintain records on, and annually report their GHG emissions. On November 8, 2010, the EPA also issued GHG monitoring and reporting regulations specifically for oil and natural gas facilities, including onshore and offshore oil and natural gas production facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year-the Greenhouse Gas Reporting Program. The rule requires annual reporting of GHG emissions by regulated facilities to the EPA. We are required to report our GHG emissions to the EPA each year in March under this rule, and the EPA publishes the data on its website. The EPA has also enacted permitting requirements for GHG emissions under the CAA for certain stationary sources and newer modification projects. In March 2014, the White House published the President’s Climate Action Plan Strategy to Reduce Methane Emissions, although that plan was rescinded by the White House in March 2017. In August 2015, EPA issued a suite of proposed regulations applicable to the oil and gas sector to decrease methane emissions. There have also been international efforts seeking legally binding reductions in emissions of GHGs. Increased public awareness and concern may result in more state, regional and/or federal requirements to reduce or mitigate GHG emissions.
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
Substantial costs, liabilities, delays and other significant issues could arise from environmental laws and regulations affecting drilling and well completion, gathering, transportation, and storage, and we may incur substantial costs and liabilities in the performance of these types of operations. Our operations are subject to extensive federal, state and local laws and regulations governing environmental protection, the discharge of materials into the environment and the security of chemical and industrial facilities. These laws include:
•Clean Air Act (“CAA”) and analogous state laws, which impose obligations related to air emissions;
•Clean Water Act (“CWA”), and analogous state laws, which regulate discharge of wastewaters and storm water from some our facilities into state and federal waters, including wetlands;
•Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and analogous state laws, which regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for disposal;
•Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, which impose requirements for the handling and discharge of solid and hazardous waste from our facilities;
•National Environmental Policy Act (“NEPA”), which requires federal agencies to study likely environmental impacts of a proposed federal action before it is approved, such as drilling on federal lands;
•Safe Drinking Water Act (“SDWA”), which restricts the disposal, treatment or release of water produced or used during oil and gas development;
•Endangered Species Act (“ESA”), and analogous state laws, which seek to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species; and
•Oil Pollution Act (“OPA”) of 1990, which requires oil storage facilities and vessels to submit to the federal government plans detailing how they will respond to large discharges, requires updates to technology and equipment, regulation of above ground storage tanks and sets forth liability for spills by responsible parties.

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
We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and new capital costs may be incurred to comply with such changes. In addition, new environmental laws and regulations might adversely affect our products and activities, including drilling, processing, storage and transportation, as well as waste management and air emissions. For instance, the Obama administration issued a suite of proposed regulations to cut methane emissions from the oil and gas sector in August 2015 to petroleum-sector methane emissions by 40 to 45 percent by 2025 from 2012 levels. EPA issued its proposed rules for new and modified wells in 2015 and finalized them in 2016, revising them again in 2018. The Interior Department submitted proposed rules to the Office of Management and Budget in the fall of 2015 aimed at reducing methane flaring at wells on federal land, and the rule went into effect on January 17, 2017, although it was revised in 2018 with the revisions currently under legal challenge; the Department of Energy is to develop new ways to detect and repair methane leaks; and the Department of Transportation developed new pipeline safety standards issued January 13, 2017 that also reduce leaks. In addition, federal and state agencies could impose additional safety requirements, any of which could affect our profitability.

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
Several states have adopted or considered legislation requiring the disclosure of fracturing fluids and other restrictions on hydraulic fracturing, including states in which we operate (e.g., Texas, North Dakota and New Mexico). Certain organizations have prompted ballot initiatives at the local level that are directed at imposing restrictions on hydraulic fracturing, and such ballot initiatives may be attempted on a wider basis in one or more states where we operate. The U.S. Department of the Interior issued its final rules considering disclosure requirements or other mandates for hydraulic fracturing on federal land, which, if adopted, would affect our operations on federal lands. After various legal challenges and agency action associated with that rule, a revised rule was issued in November 2018 and is currently under legal challenge. If new federal or state laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities, make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business as well as delay or prevent the development of unconventional gas resources from shale formations which are not commercial without the use of hydraulic fracturing.
Our ability to produce oil and natural gas could be impaired if we are unable to acquire adequate supplies of water for our drilling and completion operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules.
Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our exploration and production operations, could adversely impact our operations in our Delaware Basin and Williston Basin operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. The CWA imposes restrictions and strict controls regarding the discharge of produced waters and other natural gas and oil waste into navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The CWA and similar state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of pollutants and unauthorized discharges of reportable quantities of oil and other hazardous substances. Many state discharge regulations and the Federal National Pollutant Discharge Elimination System general permits issued by the EPA prohibit the discharge of produced water and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into coastal waters. The EPA has also adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. In August 2015, the EPA published its Final 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from onshore unconventional oil and gas extraction and to specifically investigate centralized water treatment facilities that accept oil and gas extraction wastewaters. Compliance with current and future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted.
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
We have made and may continue to make acquisitions of businesses and properties. However, suitable acquisition candidates may not continue to be available on terms and conditions we find acceptable. The following are some of the risks associated with acquisitions, including any completed or future acquisitions:
•some of the acquired businesses or properties may not produce revenues, reserves, earnings or cash flow at anticipated levels or could have environmental, permitting or other problems for which contractual protections prove inadequate;
•we may assume liabilities that were not disclosed to us or that exceed our estimates;
•properties we acquire may be subject to burdens on title that we were not aware of at the time of acquisition or that interfere with our ability to hold the property for production;
•we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;
•acquisitions could disrupt our ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures; and
•we may issue additional equity or debt securities related to future acquisitions.
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

We rely on key employees whose absence or loss could adversely affect our business.
Many key responsibilities within our business are assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, including our Chief Executive Officer or our President and Chief Operating Officer, could disrupt our operations. We do not maintain, nor do we plan to obtain, “key person” life insurance policies or any other insurance policies against the loss of any of these individuals.
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
Section 203 of the DGCL and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions include the following:
•restrictions on business combinations for a three-year period with a stockholder who becomes the beneficial owner of more than 15 percent of our common stock;
•restrictions on the ability of our stockholders to remove directors; and
•supermajority voting requirements for stockholders to amend our organizational documents.

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

	Years Ended December 31,
	2018		2017
	High	Low	High	Low
Common Stock:
Fourth quarter	$20.80	$9.89	$14.55	$9.91
Third quarter	$20.37	$16.94	$11.67	$8.87
Second quarter	$19.23	$12.75	$14.08	$8.39
First quarter	$16.09	$12.34	$15.44	$11.57
At February 20, 2019, there were 6,517 holders of record of our common stock.
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

Comparison of Five-Year Cumulative Total Return
$150
$125
$100
$75
$50
$25
$—
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
WPX
MID
S&P O&G

	As of December 31,
Total Return Analysis data:	2013	2014	2015	2016	2017	2018
WPX	$100.00	$57.07	$28.16	$71.49	$69.04	$55.69
MID	$100.00	$108.19	$104.17	$123.69	$141.57	$123.87
S&P O&G	$100.00	$69.91	$44.25	$60.66	$54.55	$38.88

Item 6.	Selected Financial Data
The following financial data at December 31, 2018 and 2017, and for each of the three years ended December 31, 2018, 2017 and 2016 should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of operations data:	(Millions, except per share amounts)
Product revenues	$2,025	$1,016	$507	$403	$708
Net gain (loss) on derivatives	$81	$3	$(207)	$418	$434
Commodity management revenue	$204	$25	$177	$286	$1,110
Total revenues	$2,310	$1,045	$478	$1,113	$2,260

Income (loss) from continuing operations(a)	$242	$24	$(672)	$40	$219
Income (loss) from discontinued operations(b)	(91)	(40)	71	(1,766)	(48)
Net income (loss)	$151	$(16)	$(601)	$(1,726)	$171
Less: Net income attributable to noncontrolling interests	—	—	—	1	7
Net income (loss) attributable to WPX Energy, Inc.	$151	$(16)	$(601)	$(1,727)	$164
Less: Dividends on preferred stock	8	15	18	9	—
Less: Loss on induced conversion of preferred stock	—	—	22	—	—
Net income (loss) available to WPX Energy, Inc. common stockholders	$143	$(31)	$(641)	$(1,736)	$164
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$234	$9	$(712)	$31	$219
Income (loss) from discontinued operations	$(91)	$(40)	$71	$(1,767)	$(55)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.57	$0.02	$(2.28)	$0.13	$1.08
Income (loss) from discontinued operations	$(0.22)	$(0.10)	$0.23	$(7.55)	$(0.27)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.57	$0.02	$(2.28)	$0.13	$1.06
Income (loss) from discontinued operations	$(0.22)	$(0.10)	$0.23	$(7.50)	$(0.26)

	As of December 31,
	2018	2017	2016	2015	2014
Balance sheet data:	(Millions)
Total assets	$8,203	$8,207	$7,264	$8,393	$8,896
Long-term debt	$2,485	$2,575	$2,575	$3,189	$2,260
Total stockholders’ equity	$4,301	$4,127	$3,466	$3,535	$4,319
Total equity, including noncontrolling interests	$4,301	$4,127	$3,466	$3,535	$4,428
 __________

(a) Income (loss) from continuing operations includes significant pre-tax items comprised of the following:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Millions)
Net (gain) loss on sales of assets, divestment of transportation contracts or impairment of producing properties	$(3)	$(161)	$239	$(349)	$15
Impairment of unproved leasehold property	$—	$—	$—	$—	$41

See Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairments and asset sales in 2018, 2017 and 2016. In 2015, we completed sales of a package of marketing contracts and released certain firm transportation capacity resulting in a $209 million gain. We also sold a North Dakota gathering system resulting in a $70 million gain and sold a portion of Appalachian properties resulting in a gain of $69 million.

(b) Income (loss) from discontinued operations includes the results of holdings in the San Juan Basin, holdings in the Piceance Basin, holdings in the Powder River Basin, and Apco Oil and Gas International Inc. Significant components included in income (loss) from discontinued operations are comprised of the following:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Millions)
Net pre-tax (gain) loss on divestments	$147	$(10)	$(268)	$(26)	$—
San Juan pre-tax impairment	$—	$60	$—	$—	$—
Piceance pre-tax impairments, including impairment of producing properties, costs of acquired unproved reserves and exploratory area well costs	$—	$—	$—	$2,334	$72
Powder River pre-tax impairments	$—	$—	$—	$16	$45
Loss on sale of working interests in the Piceance Basin	$—	$—	$—	$—	$196

See Note 3 of Notes to Consolidated Financial Statements for further discussion of discontinued operations in 2018, 2017 and 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and Basis of Presentation
We are an independent oil and natural gas exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting, developing and growing our oil positions in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. Associated with our commodity production are sales and marketing activities, which include oil and natural gas purchased from working interest owners in operated wells and other third-party producers and, to a lesser extent, the management of various natural gas related contracts such as transportation and storage. The revenues and expenses related to these sales and marketing activities are reported on a gross basis as part of commodity management revenues and costs and expenses.
In March 2017, we completed the acquisition of certain assets in the Delaware Basin (the “Panther Acquisition”). See Note 2 of Notes to Consolidated Financial Statements for a further discussion of this acquisition.
In late 2017 and early 2018, we divested our natural gas and oil properties in the San Juan Basin through two separate transactions. Subsequent to the closing of these transactions, we no longer have operations in the San Juan Basin. We also had operations in the Piceance Basin in Colorado until April 8, 2016. For all periods presented, the results of the San Juan and Piceance Basins are reported as discontinued operations. See Note 3 of Notes to Consolidated Financial Statements for further discussion of our discontinued operations. Unless indicated otherwise, the following discussion relates to continuing operations.
The following discussion should be read in conjunction with the selected historical consolidated financial data and the consolidated financial statements and the related notes in Part II, Item 8, Financial Statements and Supplemental Data of this Form 10-K. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”

Overview
Composition of Production (based on MBoe) and Product Revenue

Years Ended December 31,

100%
80%
60%
40%
20%
—%
15%
21%
64%
7%
4%
89%
13%
21%
66%
7%
7%
86%
12%
23%
65%
4%
7%
89%
2018 Production
2018 Product Revenue
2017 Production
2017 Product Revenue
2016 Production
2016 Product Revenue
Oil
Natural Gas
NGLs

Our 2018 oil production as a percent of total production declined compared to 2017 due to Delaware production growth which has a higher natural gas component than our Williston production. The following table presents our production volumes and financial highlights for 2018, 2017 and 2016:

	Years Ended December 31,
	2018		2017		2016
Production Sales Volume Data(a):		Per day		Per day		Per day
Oil (Mbbls)	29,769	81.6	18,964	52.0	12,396	33.9
Natural gas (MMcf)	59,365	162.6	35,311	96.7	27,115	74.1
NGLs (Mbbls)	6,733	18.4	3,656	10.0	2,256	6.2
Combined equivalent volumes (Mboe)	46,396	127.1	28,505	78.1	19,172	52.4
Financial Data (millions):
Total product revenues	$2,025		$1,016		$507
Total revenues	$2,310		$1,045		$478
Operating income (loss)	$554		$98		$(826)
Capital expenditure activity(b)	$(1,510)		$(1,232)		$(584)
 __________

(a)	Excludes production from our discontinued operations.
(b)
Includes capital expenditures related to discontinued operations of $27 million, $176 million and $113 million for the years ended December 31, 2018, 2017 and 2016, respectively, and excludes capital expenditures related to acquisitions.

Our 2018 operating results were $456 million favorable compared to 2017. The primary items impacting 2018 results compared to 2017 results include:
•$1,009 million increase in product revenues, primarily oil sales, of which $501 million related to higher oil volumes and $410 million related to higher oil prices; and

•$78 million favorable change in net gain on derivatives.
Offset by:
•$500 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and
•The absence in 2018 of $161 million net gain on sales of assets, including leasehold exchanges, which were included in 2017 (see Note 5 of Notes to Consolidated Financial Statements).

Our 2017 operating results were $924 million favorable compared to 2016. The primary items impacting 2017 results compared to 2016 results include:

•$509 million increase in product revenues, primarily oil sales, of which $239 million related to higher oil volumes and $189 million related to higher oil prices;
•$210 million favorable change in net gain (loss) on derivatives;
•$161 million net gain on sales of assets, including leasehold exchanges, for 2017 compared to $239 million net loss primarily related to divestment of transportation contracts for 2016 (see Note 5 of Notes to Consolidated Financial Statements); and
•$36 million decrease in general and administrative expenses.
Offset by:
•$199 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and
•$61 million higher exploration costs (see Note 5 of Notes to Consolidated Financial Statements).
Outlook
After our multi-year transformation of WPX, our oil-prone positions in the Delaware (Permian) and Williston Basins now form the foundation of WPX. Our acreage positions in each of these basins contains some of the top geology in the plays and in North America. We have also assembled an attractive infrastructure portfolio in the Permian which will help flow our production out of the basin and will create additional value either through monetization of our midstream investments or lower operating costs. In addition to our joint venture with Howard Energy Partners LLC, we have made additional investments during 2018 in our equity positions in Whitewater and Oryx pipeline systems. We believe we are well positioned for prudent and disciplined growth assuming a constructive commodity price environment. For 2019, we currently expect our operating cash flows to approximate our base capital expenditures plan. However, the challenging and dynamic environment of oil and gas industry, along with future market conditions, may alter these expectations or plans. We would make appropriate adjustments to our plans if we foresee other-than-temporary changes in market conditions, including significant fluctuation in expected commodity prices.
Our expected base capital budget for full year 2019 is $1.1 billion to $1.275 billion excluding land purchases. This is a reduction from our estimates previously communicated as we respond to the decline in oil prices toward the end of 2018. Additionally, we estimate between $70 million and $90 million for equity method investments. Planned capital for drilling and completions, including non-operated wells, is $1.050 billion to $1.175 billion for the full year 2019. Additionally and subsequent to December 31, 2018, we have signed or closed separate sales agreements for aggregate proceeds in excess of $200 million for our 20 percent equity interest in Whitewater and roughly 5,600 net acres in the Delaware Basin, while closing on a purchase of 14,000 surface acres for $100 million. WPX may also monetize its equity position in the Oryx pipeline systems.
Our December 31, 2018 liquidity totaled approximately $1.1 billion, reflecting amounts available under the Credit Facility Agreement and cash on hand. Our next Senior Note maturity of $529 million is not due until 2022. Our Credit Facility Agreement is subject to a $2.0 billion borrowing base with aggregate elected commitments of $1.5 billion and a maturity date of April 17, 2023, subject to a springing maturity on October 15, 2021 (see Note 9 of Notes to Consolidated Financial Statements for further discussion). We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
As we execute on our long-term strategy, we continue to operate with a focus on increasing shareholder value and investing in our businesses in a way that enhances our competitive position by:

•value driven development of our positions in the Delaware and Williston Basins;
•continuing to pursue cost improvements and efficiency gains;
•employing new technology and operating methods;
•continuing to invest in projects to assess resources and add new development opportunities to our portfolio;
•retaining the flexibility to make adjustments to our planned levels and allocation of capital investment expenditures in response to changes in economic conditions or business opportunities; and
•continuing to maintain an active economic hedging program around our commodity price risks.
Potential risks or obstacles that could impact the execution of our plan include:
•lower than anticipated energy commodity prices;
•increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment supplies, skilled labor or transportation;
•higher capital costs of developing our properties, including the impact of inflation;
•lower than expected levels of cash flow from operations;
•counterparty credit and performance risk;
•general economic, financial markets or industry downturn;
•unavailability of capital either under our revolver or access to capital markets;
•changes in the political and regulatory environments; and
•decreased drilling success.
We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. Commodity prices are volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our proved properties is $5.4 billion. In addition, the net book value associated with unproved leasehold is approximately $1.8 billion and is primarily associated with our Delaware Basin properties. See our discussion of impairment of long-lived assets in our Critical Accounting Estimates discussion later in this section.
Results of Operations
2018 vs. 2017
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2018	2017
	(Millions)
Revenues:
Oil sales	$1,790	$879	$911	104%
Natural gas sales	87	67	20	30%
Natural gas liquid sales	148	70	78	111%
Total product revenues	2,025	1,016	1,009	99%
Net gain on derivatives	81	3	78	NM
Commodity management	204	25	179	NM
Other	—	1	(1)	(100)%
Total revenues	$2,310	$1,045	$1,265	121%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Significant variances in the respective line items of revenues are comprised of the following:
•$911 million increase in oil sales reflects $501 million related to higher production sales volumes and $410 million related to higher sales prices for 2018 compared to 2017. The Delaware and Williston Basin volumes were 41.0 and 40.6 Mbbls per day, respectively, for 2018 compared to 22.0 and 30.0 Mbbls per day, respectively, for 2017. The following table reflects oil production prices, the price impact of our derivative settlements and volumes for 2018 and 2017.

	Years ended December 31,
	2018	2017

Oil sales (per barrel)	$60.14	$46.36
Impact of net cash paid related to settlement of derivatives (per barrel)(a)	(8.56)	(0.33)
Oil net price including all derivative settlements (per barrel)	$51.58	$46.03

Oil production sales volumes (Mbbls)	29,769	18,964
Per day oil production sales volumes (Mbbls/d)	81.6	52.0
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$20 million increase in natural gas sales reflects $45 million related to higher production sales volumes offset by $25 million decrease related to lower gas sales prices for 2018 compared to 2017. The increase in our production sales volumes primarily relates to our Delaware Basin which had production volumes of 137.7 MMcf per day for 2018 compared to 78.2 MMcf per day for 2017. The following table reflects natural gas production prices, the price impact of our derivative settlements and volumes for 2018 and 2017.

	Years ended December 31,
	2018	2017

Natural gas sales (per Mcf)	$1.46	$1.89
Impact of net cash received related to settlement of derivatives (per Mcf)(a)	0.51	0.28
Natural gas net price including all derivative settlements (per Mcf)	$1.97	$2.17

Natural gas production sales volumes (MMcf)	59,365	35,311
Per day natural gas production sales volumes (MMcf/d)	162.6	96.7
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$78 million increase in natural gas liquids sales primarily reflects $59 million related to higher production sales volumes and $18 million related to higher NGL sales prices for 2018 compared to 2017. The Delaware Basin volumes were 14.2 MBbls per day compared to 7.5 MBbls per day for 2018 and 2017, respectively. The Williston Basin volumes were 4.2 MBbls per day compared to 2.5 MBbls per day for 2018 and 2017, respectively. The following table reflects NGL production prices, the price impact of our derivative settlements and volumes for 2018 and 2017.

	Years ended December 31,
	2018	2017

NGL sales (per barrel)	$21.97	$19.26
Impact of net cash paid related to settlement of derivatives (per barrel)(a)	(1.98)	—
NGL net price including all derivative settlements (per barrel)	$19.99	$19.26

NGL production sales volumes (Mbbls)	6,733	3,656
Per day NGL production sales volumes (Mbbls/d)	18.4	10.0
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$78 million favorable change in net gain on derivatives primarily reflects changes in crude oil derivatives which were a result of decreases in 2018 of forward commodity prices relative to our hedge positions. Settlements to be paid on derivatives totaled $237 million for 2018 and settlements to be received totaled $4 million for 2017.

•$179 million increase in commodity management revenues primarily due to higher crude and natural gas sales volumes. A similar increase is reflected in the $155 million increase in related commodity management costs and expenses, discussed below. The increase in crude sales volumes is due to increased crude purchases to fulfill certain sales commitments. The increase in natural gas volumes resulted from the utilization of excess pipeline capacity we currently have in the Delaware Basin.
Cost and operating expense and operating income analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2018	2017			2018	2017
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$777	$542	$(235)	(43)%	$16.75	$19.03
Lease and facility operating	272	168	(104)	(62)%	$5.85	$5.90
Gathering, processing and transportation	107	24	(83)	NM	$2.30	$0.83
Taxes other than income	157	79	(78)	(99)%	$3.39	$2.78
Exploration	75	87	12	14%
General and administrative:
General and administrative expenses	150	138	(12)	(9)%	$3.22	$4.79
Equity based compensation	32	28	(4)	(14)%	$0.70	$1.01
Total general and administrative	182	166	(16)	(10)%	$3.92	$5.80
Commodity management	182	27	(155)	NM
Net gain—sales of assets and divestment of transportation contracts (Note 5)	(3)	(161)	(158)	(98)%
Other—net	7	15	8	53%
Total costs and expenses	$1,756	$947	$(809)	(85)%
Operating income	$554	$98	$456	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant components on our costs and expenses are comprised of the following:
•$235 million increase in depreciation, depletion and amortization is primarily due to higher production volumes partially offset by a $2.28 per Boe decrease in rate which was impacted by higher estimated reserves as compared to 2017 due to a higher 12-month average price, the addition of new wells with lower relative cost per Boe and an increase in Delaware production, which has a lower rate per Boe, relative to the overall total.
•$104 million increase in lease and facility operating expenses primarily related to the 63 percent increase in production volumes for 2018 compared to 2017.
•$83 million increase in gathering, processing and transportation is due in part to the adoption of ASU 2014-09, Revenue from Contracts with Customers, for which the net expense on certain transportation related arrangements that were recorded as a reduction in oil revenue in 2017 are included in gathering, processing and transportation in 2018 as well as the impact of the growth in production volumes in 2018.
•$78 million increase in taxes other than income related to increased product revenues, previously discussed.
•$12 million decrease in exploration expenses is primarily due to costs, recorded during first-quarter 2017,  associated with certain expired leases in the Delaware Basin in excess of the accumulated amortization balance. See Note 5 of Notes to Consolidated Financial Statements.
•$16 million increase in general and administrative expenses for 2018 compared to 2017. Our general and administrative expenses per BOE decreased to an average $3.92 for 2018 compared to $5.80 for 2017.
•$155 million increase in commodity management expenses is primarily due to higher crude and natural gas purchase volumes as discussed above.
•The $161 net gain on sales of assets in 2017 primarily related to $103 million of gains on exchanges of leasehold acreage in the Delaware Basin and $48 million from recognition of deferred gains related to completion of commitments from a prior year disposition. See Note 5 of Notes to Consolidated Financial Statements for further discussion of these items.

Results below operating income

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2018	2017
	(Millions)
Operating income	$554	$98	$456	NM
Interest expense	(163)	(188)	25	13%
Loss on extinguishment of debt	(71)	(17)	(54)	NM
Investment income and other	(4)	3	(7)	NM
Income (loss) from continuing operations before income taxes	316	(104)	420	NM
Provision (benefit) for income taxes	74	(128)	(202)	NM
Income from continuing operations	242	24	218	NM
Loss from discontinued operations	(91)	(40)	(51)	(128)%
Net income (loss)	$151	$(16)	$167	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The decrease in interest expense primarily relates to lower level of debt outstanding in 2018 compared to 2017.
In the second-quarter of 2018, we used proceeds from the San Juan Gallup disposition and proceeds from the issuance of$500 million Senior Notes due in 2026 to retire $921 million aggregate principal amount of our Senior Notes. As a result of the early retirement of these Senior Notes, we recorded a loss on extinguishment of debt of $71 million in second-quarter 2018. See Note 9 of Notes to Consolidated Financial Statements for additional information regarding these transactions. In the third quarter of 2017, we issued $150 million of debt onto our 2024 Notes and extinguished $150 million of the 2020 Notes. As a result, we recorded a loss on extinguishment of debt of $17 million in 2017.
Income taxes for 2018 changed unfavorably compared to 2017 primarily due to pretax income in 2018 compared to a pre-tax loss from continuing operations in 2017. See Note 10 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods. Our effective rate in future periods could be impacted by a valuation allowance on federal NOL carryovers (see Note 10 of Notes to Consolidated Financial Statements).
Loss from discontinued operations in 2018 primarily relates to a $147 million pretax loss on the sale of our San Juan Gallup operations which was sold in the first quarter of 2018. Loss from discontinued operations in 2017 primarily relates to a $60 million impairment of San Juan Legacy assets partially offset by operating results from the San Juan Basin. Other items in 2017 include accretion on the previously accrued liability for the contracts discussed below, partially offset by $10 million of severance tax refunds in the Piceance Basin related to prior years. See Note 3 of Notes to Consolidated Financial Statements for detail of amounts included in discontinued operations.
2017 vs. 2016
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Revenues:
Oil sales	$879	$451	$428	95%
Natural gas sales	67	35	32	91%
Natural gas liquid sales	70	21	49	NM
Total product revenues	1,016	507	509	100%
Net gain (loss) on derivatives	3	(207)	210	NM
Commodity management	25	177	(152)	(86)%
Other	1	1	—	—%
Total revenues	$1,045	$478	$567	119%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Significant variances in the respective line items of revenues are comprised of the following:
•$428 million increase in oil sales reflects $239 million related to higher production sales volumes and $189 million related to higher sales prices for 2017 compared to 2016. The Delaware and Williston Basin volumes were 22.0 and 30.0 Mbbls per day, respectively, for 2017 compared to 13.0 and 20.8 Mbbls per day, respectively, for 2016. The following table reflects oil production prices, the price impact of our derivative settlements and volumes for 2017 and 2016.

	Years ended December 31,
	2017	2016

Oil sales (per barrel)	$46.36	$36.36
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	(0.33)	15.30
Oil net price including all derivative settlements (per barrel)	$46.03	$51.66

Oil production sales volumes (Mbbls)	18,964	12,396
Per day oil production sales volumes (Mbbls/d)	52.0	33.9
__________
 (a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$32 million increase in natural gas sales reflects $21 million related to higher sales prices and $11 million increase related to higher production sales volumes for 2017 compared to 2016. The increase in our production sales volumes occurred primarily in our Delaware Basin partially offset by the absence of volumes due to the sales of our natural gas producing properties in the Appalachian and Green River Basins. The following table reflects natural gas production prices, the price impact of our derivative settlements and volumes for 2017 and 2016.

	Years ended December 31,
	2017	2016

Natural gas sales (per Mcf)	$1.89	$1.30
Impact of net cash received related to settlement of derivatives (per Mcf)(a)	0.28	4.13
Natural gas net price including all derivative settlements (per Mcf)	$2.17	$5.43

Natural gas production sales volumes (MMcf)	35,311	27,115
Per day natural gas production sales volumes (MMcf/d)	96.7	74.1
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$49 million increase in natural gas liquids sales is due to $36 million related to higher NGL sales prices and $13 million related to higher production sales volumes for 2017 compared to 2016. The increase in our production sales volumes is due to our Delaware Basin. The following table reflects NGL production prices and volumes for 2017 and 2016.

	Years ended December 31,
	2017	2016

NGL sales (per barrel)	$19.26	$9.43

NGL production sales volumes (Mbbls)	3,656	2,256
Per day NGL production sales volumes (Mbbls/d)	10.0	6.2
•$210 million favorable change in net gain (loss) on derivatives primarily reflects a favorable change from a loss of $207 million in 2016 to a gain of $3 million in 2017. Settlements from our derivatives totaled $4 million for 2017 and $302 million for 2016.
•$152 million decrease in commodity management revenues primarily due to lower natural gas sales volumes. Our volumes were higher in 2016 due in part to a short-term marketing agreement with the buyer of the Piceance Basin operations and the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. A similar decrease is reflected in the $181 million decrease in related commodity management costs and expenses, discussed below.

Cost and operating expense and operating income (loss) analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2017	2016			2017	2016
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$542	$441	$(101)	(23)%	$19.03	$23.01
Lease and facility operating	168	118	(50)	(42)%	$5.90	$6.16
Gathering, processing and transportation	24	12	(12)	(100)%	$0.83	$0.61
Taxes other than income	79	43	(36)	(84)%	$2.78	$2.24
Exploration	87	26	(61)	NM
General and administrative:
General and administrative expenses	138	171	33	19%	$4.79	$8.94
Equity based compensation	28	31	3	10%	$1.01	$1.60
Total general and administrative	166	202	36	18%	$5.80	$10.54
Commodity management	27	208	181	87%
Net (gain) loss—sales of assets and divestment of transportation contracts (Note 5)	(161)	239	400	NM
Other—net	15	15	—	—%
Total costs and expenses	$947	$1,304	$357	27%
Operating income (loss)	$98	$(826)	$924	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant components on our costs and expenses are comprised of the following:
•$101 million increase in depreciation, depletion and amortization is due to increased production volumes partially offset by a $3.98 per Boe decrease in rate which was impacted by both an increase in the reserves due to an increase in the 12-month average price and the addition of new wells with lower relative cost per Boe.
•$50 million increase in lease and facility operating expenses primarily related to increased production volumes.
•$12 million increase in gathering, processing and transportation primarily due to higher volumes in the Delaware Basin.
•$36 million increase in taxes other than income primarily relates to increased product revenues.
•$61 million increase in exploration expenses is primarily due to unproved leasehold property impairment, amortization and expiration in 2017 which includes costs associated with certain expired leases in the Delaware Basin in excess of the accumulated amortization balance recorded during first-quarter 2017. These leases were renewed in second-quarter 2017. See Note 5 of Notes to Consolidated Financial Statements.
•$36 million decrease in general and administrative expenses primarily due to workforce reductions. In addition, 2016 included $15 million for severance and relocation costs associated with workforce reductions in third-quarter 2016 and office consolidations. Excluding the severance and relocation costs, total general and administrative expenses would have averaged $9.78 per Boe for 2016.
•$181 million decrease in commodity management expenses is primarily due to lower natural gas purchase volumes for 2017 compared to 2016. The higher volumes in 2016 were due in part to the marketing of the volumes for the purchaser of our Piceance Basin operations and the divestment of transportation contracts in the third quarter of 2016 that were related to our former Piceance Basin operations. Also included in commodity management expenses for 2016 is $27 million for unutilized pipeline capacity related to divested transportation contracts.
•$161 net gain on sales of assets in 2017 primarily related to $103 million of gains on exchanges of leasehold acreage in the Delaware Basin and $48 million from recognition of deferred gains related to completion of commitments from a prior year disposition. The $239 million net loss on sales of assets and divestment of transportation contracts in 2016 relates to the divestment of transportation obligations. See Note 5 of Notes to Consolidated Financial Statements for further discussion of these items.

Results below operating income (loss)

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2017	2016
	(Millions)
Operating income (loss)	$98	$(826)	$924	NM
Interest expense	(188)	(207)	19	9%
Loss on extinguishment of debt	(17)	(1)	(16)	NM
Investment income and other	3	2	1	(50)%
Loss from continuing operations before income taxes	(104)	(1,032)	928	90%
Benefit for income taxes	(128)	(360)	(232)	(64)%
Income (loss) from continuing operations	24	(672)	696	NM
Income (loss) from discontinued operations	(40)	71	(111)	NM
Net loss	(16)	(601)	585	97%
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
Loss from discontinued operations in 2017 primarily relates to a $60 million impairment of San Juan Legacy assets partially offset by operating results from the San Juan Basin. Other items in 2017 include accretion on the previously accrued liability for the contracts discussed below, partially offset by $10 million of severance tax refunds in the Piceance Basin related to prior years. Income from discontinued operations in 2016 primarily related to activity from the San Juan Basin including the gain on the sale of the San Juan gathering system as well as activity from the Piceance Basin which was sold early in the second quarter of 2016. In conjunction with our exit from the Powder River Basin in 2015, we recorded a liability in 2015 related to retained future commitments under gathering, processing and transportation contracts in the Powder River Basin. In 2017, we increased the remaining liability for a change in estimate of third-party recoveries of future gathering and processing fees due to recent collectability issues. See Note 3 of Notes to Consolidated Financial Statements for detail of amounts included in discontinued operations.
Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital and capital expenditures while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2019 are cash on hand, expected cash flows from operations, anticipated proceeds from the sales of non-core assets, and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to pursue our business strategy and goals through at least 2019. Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities.
We note the following assumptions for 2019 capital expenditures:
•our planned capital expenditures, excluding acquisitions and equity investments, are estimated to be approximately $1.1 billion to $1.275 billion of which $1.050 billion to $1.175 billion relates to drilling and completions, including facilities; and
•we have hedged a portion of our anticipated 2019 oil and gas production as disclosed in Commodity Price Risk Management following this section.
Potential risks associated with our planned levels of liquidity and the planned capital and investment expenditures discussed above include:

•lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices or inflation on operating costs;
•lower than anticipated proceeds from asset sales;
•significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold;
•reduced access to our credit facility pursuant to our financial covenants; and
•higher than expected development costs, including the impact of inflation.
Credit Facility
Our Credit Facility, as amended, includes total commitments of $1.5 billion, on a $2.0 billion Borrowing Base with a maturity date of April 17, 2023, subject to a springing maturity on October 15, 2021 if available liquidity minus outstanding 2022 notes is less than $500 million. Based on our current credit ratings, a Collateral Trigger Period applies which makes the Credit Facility subject to certain financial covenants and a Borrowing Base. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility see Note 9 of Notes to Consolidated Financial Statements. As of December 31, 2018, WPX had $330 million borrowings outstanding, had $52 million of letters of credit issued under the Credit Facility and was in compliance with our covenants under the credit agreement. Our unused borrowing availability was $1,118 million as of December 31, 2018.
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

Crude Oil	2019		2020
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	48,274	$54.24	—	$—
Fixed Price Calls—WTI	5,000	$54.08	—	$—
Fixed Price Costless Collars—WTI	7,321	$50.00 - $60.19	—	$—
Basis Swaps— Midland	21,008	$(1.16)	7,486	$(1.31)
Basis Swaps— Magellan East Houston/Midland	1,841	$8.12	—	$—
Basis Swaps— Argus LLS/Midland	838	$8.60	—	$—
Basis Swaps— Brent/WTI Spread	—	$—	5,000	$8.36
Basis Swaps— Nymex Calendar Monthly Avg Roll	20,000	$0.11	—	$—

Natural Gas	2019		2020
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	108	$3.07	—	$—
Basis Swaps—Permian	25	$(0.39)	—	$—
Basis Swaps—Waha	15	$2.94	60	$(0.79)
Basis Swaps—Houston Ship Channel	30	$(0.09)		$—

Credit Ratings
Our ability to borrow money will be impacted by several factors, including our credit ratings. Credit ratings agencies perform independent analyses when assigning credit ratings. While not a current factor related to our credit facility, a downgrade of our current rating could increase our future cost of borrowing, thereby negatively affecting our available liquidity. The ratings as of February 21, 2019 were as follows:

Standard and Poor’s
Corporate Credit Rating	BB-
Senior Unsecured Debt Rating	BB-
Outlook	Stable
Moody’s Investors Service
LT Corporate Family Rating	Ba3
Senior Unsecured Debt Rating	B1
Outlook	Stable

Sources (Uses) of Cash

	Years Ended December 31,
	2018	2017	2016
	(Millions)
Net cash provided by (used in):
Operating activities	$883	$507	$268
Investing activities	(896)	(1,436)	311
Financing activities	(170)	624	(120)
Increase (decrease) in cash and cash equivalents and restricted cash	$(183)	$(305)	$459
Operating activities
Net cash provided by operating activities increased in 2018 from 2017 primarily due to higher production volumes and higher commodity prices in 2018, partially offset by higher operating costs and an increase in settlements paid on our derivatives.
Net cash provided by operating activities increased in 2017 from 2016 primarily due to higher commodity prices and higher production volumes in 2017, partially offset by lower realizations on our derivatives and higher operating costs.
Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $44 million, $143 million and $102 million for 2018, 2017 and 2016, respectively. Cash outflows related to previous accruals for Powder River Basin gathering and transportation contracts retained were $47 million, $53 million and $53 million for 2018, 2017 and 2016, respectively.
Investing activities
The table below includes cash and incurred capital expenditures for drilling and completions and capital expenditures for land acquisitions.

	Years Ended December 31,
	2018	2017	2016
	(Millions)
Cash capital expenditures for drilling and completions:
Continuing operations	$1,296	$815	$343
Discontinued operations	25	166	117
Total	$1,321	$981	$460

Capital expenditures incurred for drilling and completions:
Continuing operations	$1,327	$880	$369
Discontinued operations	23	168	103
Total	$1,350	$1,048	$472

Land acquisitions	$65	$63	$84

Significant components related to proceeds from the sale of our domestic assets and international interests are comprised of the following:
2018
•$645 million of net proceeds from the sale of San Juan Gallup (see Note 3 of Notes to Consolidated Financial Statements).
2017
•$155 million related to the sale of our natural gas-producing properties in the San Juan Basin (see Note 3 of Notes to Consolidated Financial Statements).
2016
•$862 million for the sale of WPX Energy Rocky Mountain, LLC that held our Piceance Basin operations to Terra Energy Partners, LLC (see Note 3 of Notes to Consolidated Financial Statements); and
•$280 million for the sale of our San Juan Basin gathering system during the first quarter of 2016 (see Note 3 of Notes to Consolidated Financial Statements).
Net cash used in investing activities for 2018 includes $102 million of additional investment in equity method investments. Net cash used in investing activities for the year ended December 31, 2017 includes $798 million related to the Panther Acquisition.
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
Financing activities
The following are significant financing activities by year:
2018
•$986 million of payments for retirement of long-term debt, including approximately $63 million of premium partially offset by $494 million net proceeds from a debt issuance in the second quarter of 2018. See Note 9 of Notes to Consolidated Financial Statements for further discussion of our debt tender offers and debt issuance; and
•$330 million net borrowings on the Credit Facility.
2017
•In January 2017, we completed an equity offering of 51.675 million shares for net proceeds of approximately $670 million in conjunction with the Panther Acquisition;
•$15 million of preferred stock dividends; and
•payment of $165 million, including premium, to repurchase some of our 2020 Senior Notes partially offset by $148 million of net proceeds related to the issuance of additional notes due 2024.
2016
•In June 2016, we completed an equity offering of 56.925 million shares of our common stock for net proceeds of approximately $538 million;
•net repayments under the Credit Facility of $265 million;
•$355 million repayment of our Senior Notes due 2017;
•$18 million of preferred stock dividends; and
•$10 million of cash paid as an inducement for the conversion of a portion of outstanding preferred stock to common stock.

Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at December 31, 2018 and December 31, 2017. Although not a financing arrangement, we have provided a guarantee for certain obligations transferred as part of a divestment.
Contractual Obligations
The table below summarizes the maturity dates of our contractual obligations at December 31, 2018.

	2019	2020 – 2021	2022 – 2023	Thereafter	Total
	(Millions)
Long-term debt, including current portion:
Principal	$—	$—	$1,359	$1,150	$2,509
Interest	151	302	243	106	802
Operating leases and associated service commitments:
Drilling rig commitments(a)	65	40	—	—	105
Other	27	32	3	—	62
Transportation commitments(b)	115	163	106	352	736
Oil and gas activities(c)	106	121	83	74	384
Financial derivatives(d)	23	8	7	—	38
Other	11	15	7	1	34
Total obligations	$498	$681	$1,808	$1,683	$4,670
 __________
(a) Includes materials and services obligations associated with our drilling rig contracts.
(b) Includes firm demand obligations of $44 million of which $40 million is recorded as a liability as of December 31, 2018. A liability was recorded in 2015 in conjunction with our exit from the Powder River Basin (see Note 3 of Notes to Consolidated Financial Statements). Excludes additional commitments totaling $123 million associated with projects for which a counterparty has not completed construction.
(c) Includes gathering, processing and other oil and gas related services commitments of which $24 million is recorded as a liability as of December 31, 2018. Liabilities were recorded in 2015 in conjunction with our exit from the Powder River Basin and associated with an abandoned area in the Appalachian Basin. Excluded are liabilities associated with asset retirement obligations totaling $72 million as of December 31, 2018. The ultimate settlement and timing of asset retirement obligations cannot be precisely determined in advance; however, we estimate that approximately 26 percent of this liability will be settled in the next five years.
(d) Obligations for financial derivatives are based on market information as of December 31, 2018, and assume contracts remain outstanding for their full contractual duration. Because market information changes daily and is subject to volatility, significant changes to the values in this category may occur.
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
•an increase (decrease) in estimated proved oil, natural gas and NGL reserves can reduce (increase) our unit-of-production depreciation, depletion and amortization rates; and
•changes in oil, natural gas, and NGL reserves and estimated market prices both impact projected future cash flows from our properties. This, in turn, can impact our periodic impairment analyses.
The process of estimating oil and natural gas reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data. After being estimated internally, approximately 100 percent of our reserves estimates are audited by independent experts. The data may change substantially over time as a result of numerous factors, including the historical 12 month weighted average price, additional development cost and activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserves estimates could occur from time to time. Such changes could trigger an impairment of our oil and gas properties and have an impact on our depreciation, depletion and amortization expense prospectively. For example, a change of approximately 10 percent in our total oil and gas reserves could change our annual depreciation, depletion and amortization expense between approximately $69 million and $84 million. The actual impact would depend on the specific basins impacted and whether the change resulted from proved developed, proved undeveloped or a combination of these reserves categories.
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
We record the cost of leasehold acquisitions as incurred. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. Changes in our assumptions regarding the estimates of the nonproductive portion of these leasehold acquisitions could result in impairment of these costs. Upon determination that specific acreage will not be developed, the costs associated with that acreage would be impaired. Additionally, our leasehold costs are evaluated for impairment if the proved property costs in the basin are impaired. Our capitalized lease acquisition costs totaled $1.8 billion at December 31, 2018 and is primarily associated with our Delaware Basin acreage.
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
We assess our proved properties for impairment using estimates of future undiscounted cash flows. Significant judgments and assumptions are inherent in these assessments and include estimates of reserves quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), drilling plans, expected capital and lease operating costs. The assessment performed as of December 31, 2018 did not identify any properties with a carrying value in excess of those estimated undiscounted cash flows. Therefore, no impairment charges were recorded in 2018 based on this assessment.

The assessments described above included approximately $5.4 billion of net book value associated with our proved properties. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. As previously noted within “Successful Efforts Method of Accounting for Oil and Gas Exploration and Production Activities”, estimated natural gas and oil reserves and estimated future commodity prices for oil and gas are a significant part of our impairment analysis. Commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. Approximately 51 percent of our future production considered in the impairment assessment is in years 2024 and beyond. If the estimated commodity revenues (only one of the many estimates involved) of the predominately oil proved properties were lower by 20 to 30 percent, these properties could be at risk for impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant.
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
As of December 31, 2018, our assessment of federal net operating loss carryovers was that no valuation allowance was required; however, a future pretax loss or limitation due to an ownership change may result in the need for a valuation allowance on our deferred tax assets.
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
The determination of fair value for our energy derivative assets and liabilities also incorporates the time value of money and various credit risk factors which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities, we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At December 31, 2018, the credit reserve is less than $1 million on our net derivative assets and net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.
At December 31, 2018, 99 percent of the fair value of our derivatives portfolio expires in the next 12 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.

There were $3 million of instruments included in Level 3 at December 31, 2018.
For the year ended December 31, 2017, we recognized an impairment in discontinued operations on natural gas-producing properties held for sale in the San Juan Basin as a result of comparing our book value to the estimated fair value, less costs to sell, based on the probability-weighted cash flows of expected sales proceeds. In conjunction with exchanges of leasehold, we estimated the fair value of the leasehold through discounted cash flow models and consideration of market data. See Note 15 of Notes to Consolidated Financial Statements.
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

Interest Rate Risk
Our interest rate risk exposure is related primarily to our debt portfolio. Our senior notes are fixed rate debt in order to mitigate the impact of fluctuations in interest rates. For our fixed rate debt, $529 million matures in 2022, $500 million matures in 2023, $650 million matures in 2024 and $500 million matures in 2026. Interest rates for each group are 6.00 percent, 8.25 percent, 5.25 percent and 5.75 percent, respectively. The aggregate fair value of the senior notes is $2,084 million. Borrowings under our credit facility are based on a variable interest rate and could expose us to the risk of increasing interest rates. As of December 31, 2018, we had $330 million outstanding under the Credit Facility Agreement. See Note 9 of Notes to Consolidated Financial Statements.
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
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $141 million at December 31, 2018 and net liability of $177 million at December 31, 2017.
The value at risk for derivative contracts held for nontrading purposes was $26 million at December 31, 2018, and $56 million at December 31, 2017. During the year ended December 31, 2018, our value at risk for these contracts ranged from a high of $52 million to a low of $26 million. The decrease in value at risk from December 31, 2017 primarily reflects positions entered into to economically hedge our equity production being realized.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of WPX Energy, Inc.,

Opinion on Internal Control over Financial Reporting

We have audited WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WPX Energy, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WPX Energy, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15.(a) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of WPX Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WPX Energy, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15.(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Tulsa, Oklahoma
February 21, 2019

WPX Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2018	2017
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$3	$189
Accounts receivable, net of allowance	405	307
Derivative assets	174	36
Inventories	48	30
Assets classified as held for sale	79	811
Other	30	28
Total current assets	739	1,401
Investments	167	70
Properties and equipment, net (successful efforts method of accounting)	7,266	6,691
Derivative assets	4	23
Other noncurrent assets	27	22
Total assets	$8,203	$8,207

Liabilities and Equity
Current liabilities:
Accounts payable	$514	$446
Accrued and other current liabilities	178	209
Liabilities associated with assets held for sale	—	20
Derivative liabilities	23	171
Total current liabilities	715	846
Deferred income taxes	201	117
Long-term debt, net	2,485	2,575
Derivative liabilities	14	65
Other noncurrent liabilities	487	477
Contingent liabilities and commitments (Note 11)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares outstanding at December 31, 2018 and 4.8 million shares outstanding at December 31, 2017)	—	232
Common stock (2 billion shares authorized at $0.01 par value; 420.6 million and 398.3 million shares issued and outstanding at December 31, 2018 and 2017)	4	4
Additional paid-in-capital	7,734	7,479
Accumulated deficit	(3,437)	(3,588)
Total equity	4,301	4,127
Total liabilities and equity	$8,203	$8,207
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
Revenues:	(Millions, except per share amounts)
Product revenues:
Oil sales	$1,790	$879	$451
Natural gas sales	87	67	35
Natural gas liquid sales	148	70	21
Total product revenues	2,025	1,016	507
Net gain (loss) on derivatives	81	3	(207)
Commodity management	204	25	177
Other	—	1	1
Total revenues	2,310	1,045	478
Costs and expenses:
Depreciation, depletion and amortization	777	542	441
Lease and facility operating	272	168	118
Gathering, processing and transportation	107	24	12
Taxes other than income	157	79	43
Exploration	75	87	26
General and administrative (including equity-based compensation of $32 million, $28 million and $31 million for the respective periods)	182	166	202
Commodity management	182	27	208
Net (gain) loss on sales of assets and divestment of transportation contracts (Note 5)	(3)	(161)	239
Other—net	7	15	15
Total costs and expenses	1,756	947	1,304
Operating income (loss)	554	98	(826)
Interest expense	(163)	(188)	(207)
Loss on extinguishment of debt (Note 9)	(71)	(17)	(1)
Investment income (loss) and other	(4)	3	2
Income (loss) from continuing operations before income taxes	316	(104)	(1,032)
Provision (benefit) for income taxes	74	(128)	(360)
Income (loss) from continuing operations	242	24	(672)
Income (loss) from discontinued operations	(91)	(40)	71
Net income (loss)	151	(16)	(601)
Less: Dividends on preferred stock	8	15	18
Less: Loss on induced conversion of preferred stock	—	—	22
Net income (loss) available to WPX Energy, Inc. common stockholders	$143	$(31)	$(641)

(continued on next page)

WPX Energy, Inc.
Consolidated Statements of Operations-(Continued)
	Years Ended December 31,
	2018	2017	2016
	(Millions, except per share amounts)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$234	$9	$(712)
Income (loss) from discontinued operations	(91)	(40)	71
Net income (loss)	$143	$(31)	$(641)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.57	$0.02	$(2.28)
Income (loss) from discontinued operations	(0.22)	(0.10)	0.23
Net income (loss)	$0.35	$(0.08)	$(2.05)
Basic weighted-average shares	408.4	395.1	313.3
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.57	$0.02	$(2.28)
Income (loss) from discontinued operations	(0.22)	(0.10)	0.23
Net income (loss)	$0.35	$(0.08)	$(2.05)
Diluted weighted-average shares	411.7	397.4	313.3
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity

		WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
	(Millions)
Balance at December 31, 2015	$339	$3	$6,164	$(2,971)	$3,535
Net loss				(601)	(601)
Stock based compensation, net of tax benefit			23		23
Issuance of common stock to public, net of offering costs			538		538
Conversion of preferred stock to common stock	(107)		118		11
Loss on induced conversion of preferred stock and related conversion costs			(22)		(22)
Dividends on preferred stock			(18)		(18)
Balance at December 31, 2016	232	3	6,803	(3,572)	3,466
Net loss				(16)	(16)
Stock based compensation, net of tax impact			22		22
Issuance of common stock to public, net of offering costs		1	669		670
Dividends on preferred stock			(15)		(15)
Balance at December 31, 2017	232	4	7,479	(3,588)	4,127
Net income				151	151
Stock based compensation, net of tax impact			31		31
Conversion of preferred stock to common stock	(232)		232		—
Dividends on preferred stock			(8)		(8)
Balance at December 31, 2018	$—	$4	$7,734	$(3,437)	$4,301

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017	2016
Operating Activities(a)	(Millions)
Net income (loss)	$151	$(16)	$(601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	785	673	631
Deferred income tax provision (benefit)	84	(134)	(281)
Provision for impairment of properties and equipment (including certain exploration expenses) and investments	73	158	38
Net (gain) loss on derivatives in continuing operations	(81)	(3)	207
Net (payments) settlements related to derivatives in continuing operations	(237)	4	302
Net loss on derivatives included in discontinued operations	—	—	46
Amortization of stock-based awards	34	32	36
Loss on extinguishment of debt and acquisition bridge financing fees	71	17	1
Net (gains) losses on sales of assets and divestment of transportation contracts	145	(170)	(29)
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(59)	(153)	126
Inventories	(15)	(8)	10
Other current assets	2	(8)	5
Accounts payable	17	158	(72)
Federal income tax receivable and payable	(38)	12	(19)
Accrued and other current liabilities	(22)	(31)	(45)
Liabilities accrued in prior years for retained transportation and gathering contracts related to discontinued operations	(47)	(53)	(53)
Other, including changes in other noncurrent assets and liabilities	20	29	(34)
Net cash provided by operating activities(a)	883	507	268
Investing Activities(a)
Capital expenditures(b)	(1,476)	(1,161)	(578)
Proceeds from sales of assets	682	193	1,127
Payments related to divestment of transportation contracts	—	—	(238)
Purchases of a business, net of cash acquired	—	(799)	—
Net proceeds from the joint venture formation	—	338	—
Purchases of or contributions to investments	(102)	(8)	—
Other	—	1	—
Net cash provided by (used in) investing activities(a)	(896)	(1,436)	311
Financing Activities
Proceeds from common stock	10	672	540
Dividends paid on preferred stock	(11)	(15)	(18)
Payments related to induced conversion of preferred stock to common stock	—	—	(10)
Borrowings on credit facility	1,453	661	380
Payments on credit facility	(1,123)	(661)	(645)
Proceeds from long-term debt, net of discount	494	148	—
Payments for retirement of long-term debt, including premium	(986)	(165)	(356)
Taxes paid for shares withheld	(14)	(12)	(6)
Payments for debt issuance costs and credit facility amendment fees	(10)	(2)	(5)
Other	17	(2)	—
Net cash provided by (used in) financing activities	(170)	624	(120)
Net increase (decrease) in cash and cash equivalents and restricted cash	(183)	(305)	459
Cash and cash equivalents and restricted cash at beginning of period	201	506	47
Cash and cash equivalents and restricted cash at end of period	$18	$201	$506
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted.
(b) Increase to properties and equipment	$(1,510)	$(1,232)	$(584)
Changes in related accounts payable and accounts receivable	34	71	6
Capital expenditures	$(1,476)	$(1,161)	$(578)
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
We had operations in the San Juan Basin which were sold in 2017 and 2018 that are reported in discontinued operations as discussed below. We also had other operations sold in 2016 which are reported as discontinued operations, as discussed below.
The consolidated businesses represented herein as WPX Energy, Inc. is also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation and Summary of Significant Accounting Policies
Principles of consolidation
The consolidated financial statements include the accounts of our wholly and majority-owned subsidiaries and investments. Companies in which we own 20 percent to 50 percent of the voting common stock, or otherwise exercise significant influence over operating and financial policies of the Company, are accounted for under the equity method. All material intercompany transactions have been eliminated. The Company has no other elements of comprehensive income (loss) other than net income (loss).
Our continuing operations comprise a single business segment, which includes the development, production and commodity management activities of oil, natural gas and NGLs in the United States.
Discontinued Operations
On January 30, 2018, we signed an agreement to sell our properties in the San Juan Basin’s Gallup oil play (“San Juan Gallup”) to Enduring Resources IV, LLC for $700 million (subject to closing and post-closing adjustments). This sale closed in March 2018. In December 2017, we sold our natural gas-producing properties in the San Juan Basin (“San Juan Legacy”) for $169 million, a portion of which closed in 2018. Collectively, the San Juan Gallup and San Juan Legacy comprised our San Juan Basin operations. Subsequent to the closing of these transactions, we no longer have operations in the San Juan Basin. The assets and liabilities were reclassified as held for sale on the Consolidated Balance Sheet as of December 31, 2017 and the results of operations of the San Juan Basin have been reclassified as discontinued operations on the Consolidated Statements of Operations (see Note 3).
Our discontinued operations also include the results of previously owned properties in the Piceance Basin.
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
Significant estimates and assumptions which impact these financials include:
•impairment assessments of long-lived assets;
•valuation of deferred tax assets and liabilities;
•valuations of derivatives;
•estimation of oil and natural gas reserves; and
•assessments of litigation-related contingencies.

These estimates are discussed further throughout these notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Cash and cash equivalents
Our cash and cash equivalents balance includes amounts primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These have maturity dates of three months or less when acquired.
Restricted cash
Restricted cash was approximately $15 million and $12 million as of December 31, 2018 and 2017, respectively, and is included in other current assets on the Consolidated Balance Sheets.
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

	Years ended December 31,
	2018	2017
	(Millions)
Material, supplies and other	$46	$29
Commodity production in storage	2	1
	$48	$30

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
From time to time we may exchange leasehold acreage with third parties. In connection with this type of nonmonetary exchange in which commercial substance is established, we must record assets received based on the fair value of either the asset surrendered or, if more readily determinable, the assets received. Any resulting difference between the fair value and the carrying value of the assets is recorded as a gain or loss, to the extent a loss exceeds accumulated amortization, in the Consolidated Statements of Operations.
Gains or losses from the ordinary sale or retirement of properties and equipment are recorded in operating income (loss) as either a separate line item, if individually significant, or included in other—net on the Consolidated Statements of Operations.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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
Certain gains and losses on derivative instruments included on the Consolidated Statements of Operations are netted together to a single net gain or loss, while other gains and losses are reported on a gross basis. Gains and losses recorded on a net basis include:
•unrealized gains and losses on all derivatives that are not designated as cash flow hedges related to production and for which we have not elected the normal purchases and normal sales exception;
•unrealized gains and losses on all derivatives that are not designated as cash flow hedges related to commodity management and for which we have not elected the normal purchases and normal sales exception;
•realized gains and losses on all derivatives that settle financially;
•realized gains and losses on derivatives held for trading purposes; and
•realized gains and losses on derivatives entered into as a pre-contemplated buy/sell arrangement.
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
Revenue is recognized when the performance obligations under the terms of our contracts with customers are satisfied. The primary performance obligation for the material portion of our revenue contracts is the delivery of oil, natural gas or natural gas liquids to our customers. Significant judgments related to revenue recognition include principal versus agent considerations.
We record revenue on a gross basis when we control a promised good or service before transferring it to a customer. We record

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
revenue on a net basis when we arrange for another company to provide the good or service. Determining the point and time when control of a product transfers to a customer requires significant judgment. Payment is typically due 30 to 45 days following delivery of product to our customers.
Revenues from production in properties for which we have an interest with other producers are recognized based on the actual volumes sold during the period. Any differences between volumes sold and entitlement volumes, based on our net revenue interest, that are determined to be nonrecoverable through remaining production are recognized as accounts receivable or accounts payable, as appropriate. Our cumulative net oil and natural gas imbalance position based on market prices as of December 31, 2018 and 2017 was insignificant.
Commodity management expenses
Commodity management expenses primarily relate to product we may purchase from other third parties in the areas we operate. Charges for unutilized transportation capacity are included in commodity management expenses and were $27 million in 2016.
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
Employee stock-based compensation
Restricted stock units and awards are generally valued at market value on the grant date and generally vest over three years. Restricted stock compensation cost, net of estimated forfeitures, is generally recognized over the vesting period on a straight-line basis. Performance-based awards are tied to shareholder return over time relative to our peer group and are valued using a Monte Carlo method using measures of total shareholder return.
Earnings (loss) per common share
Basic earnings (loss) per common share is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share includes any dilutive effect of stock options and nonvested restricted stock units and awards (see Note 4).
Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company had total net debt issuance costs of $35 million and $32 million as of December 31, 2018 and 2017, respectively. Unamortized debt issuance costs related to the Company’s senior unsecured notes are reported in long-term debt (see Note 9) and debt issuance costs related to the Credit Facility are recorded in other noncurrent assets on the Company’s Consolidated Balance Sheets.
Recently Adopted Accounting Standards
The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective method. The core principle of the guidance in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 was not material to our revenues or operating income (loss) or to our consolidated balance sheet because our performance obligations, which determine when and how revenue is recognized, are not materially changed under the new standard; thus, revenue associated with the majority of our contracts will continue to be recognized as control of products is transferred to the customer. A majority of the Company’s sales contracts at December 31, 2018 have terms of less than one year. For such contracts, we have used the practical expedient in ASC 606-10-50-14 which exempts an entity from the requirement to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less. For sales contracts with terms greater than one year, we have utilized the practical expedient in ASC 606-10-50-14A, which provides that an entity is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our sales contracts for all products, each unit of production represents a separate performance obligation that is satisfied upon delivery of product to the customer, thus, future volumes to be delivered are

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
wholly unsatisfied at the reporting period end. In addition, see Note 16 for receivables related to sales of oil, natural gas and related products and services.
We adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, effective January 1, 2018 which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows on a retrospective basis. The requirements of this standard are reflected on our Consolidated Statement of Cash Flows, including prior periods. Restricted cash was approximately $15 million, $12 million and $10 million as of December 31, 2018, 2017 and 2016, respectively.
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
Accounting Standards Not Yet Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, to increase transparency and comparability among organizations through recognition of right-of-use assets and lease payment liabilities on the balance sheet and disclosure of key information about leasing arrangements. Under ASU 2016-02, a determination is to be made at the inception of a contract as to whether the contract is, or contains, a lease. Leases convey the right to control the use of an identified asset in exchange for consideration. Only the lease components of a contract must be accounted for in accordance with this ASU. Non-lease components, such as activities that transfer a good or service to the customer, shall be accounted for under other applicable Topics. ASU 2016-02 permits lessees to make alternative policy elections (“practical expedients”) to not recognize right-of-use assets and lease payment liabilities for leases with terms of less than twelve months and/or to not separate lease and non-lease components and account for the non-lease components together with the lease components as a single lease component. Based on review of the guidance and the Company’s current commitments, the Company believes it will be required to recognize right-of-use assets and lease payment liabilities related to certain drilling rig commitments, certain equipment leases, and other arrangements. In 2018, we began the process of evaluating our contracts with components that may be subject to ASU 2016-02 and engaged a third party to assist with implementing the standard. In 2018 and 2019, we have implemented appropriate changes to our business processes, systems or controls to support recognition and disclosure under the new standard. Our findings and progress toward implementation of the standard are periodically reported to management. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB amended this guidance to ease the transition requirements by providing an adoption alternative that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of retrospectively applying the guidance to pre-adoption periods. The Company is finalizing the impact of ASU 2016-02 to the Company’s Consolidated Financial Statements and related disclosures and the practical expedients we will utilize upon implementation of the standard. We believe the amounts recorded as right to use assets and lease payment liabilities will be less than $100 million.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The amendments affect trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace the currently required incurred loss approach with and expected loss model for instruments measured at amortized cost. This update is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements since the Company does not have a history of credit losses.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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
Note 3. Discontinued Operations
On January 30, 2018, we signed an agreement to sell our operations in the San Juan Basin’s Gallup oil play (“San Juan Gallup”) to Enduring Resources IV, LLC (“Enduring”) for $700 million (subject to closing and post-closing adjustments). The transaction closed on March 28, 2018 and we received approximately $667 million (subject to post-closing adjustments). In addition, the purchaser assumed approximately $309 million of gathering and processing commitments; however, WPX has left in place a performance guarantee with respect to these commitments. We believe that any future performance under this guarantee obligation is highly unlikely given our understanding of the buyer’s credit position, the indemnity arrangement between the Company and Enduring and the declining size of the obligations subject to the guarantee over time. Although we believe the probability of performance by WPX is low, we must determine the fair value of the guarantee that was provided. We estimated the fair value of the guarantee to be approximately $9 million based on the factors mentioned above along with projections of estimated future volume throughputs and risk adjusted discount rates, all of which are Level 3 inputs. This amount is included in our calculation of the loss on sale. We recorded a total loss on the sale of $147 million in 2018. The operations in the San Juan Gallup represented 12 percent of our total proved reserves at December 31, 2017 and 16 percent of our total production for 2017.
In December 2017, we sold our natural gas-producing properties in the San Juan Basin (“San Juan Legacy”) for $169 million and recorded a gain of approximately $2 million. A portion of the San Juan Legacy sale closed in 2018. Collectively, the San Juan Gallup and San Juan Legacy comprised our San Juan Basin operations. Subsequent to the closing of these transactions, we no longer have operations in the San Juan Basin.
Significant transactions for the San Juan Basin operations reflected in the tables below are as follows:

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
•In the third quarter of 2017, we began a process to market our San Juan Legacy properties and our Board of Directors approved a divestment subject to a minimum price. Following the marketing process, we received several acceptable bids. As a result, we determined the estimated fair value, less costs to sell, based on the probability-weighted cash flows of expected proceeds and compared it to our net book value at September 30, 2017 which resulted in an impairment of $60 million recorded in third-quarter 2017. At the close of the sale, we recorded a gain of $2 million.
•On March 9, 2016, we completed the sale of our San Juan Basin gathering system for consideration of approximately $309 million. The consideration reflected $285 million in cash, subject to closing adjustments, and a commitment estimated at $24 million in capital designated by the purchaser to expand the system to support WPX’s development in the Gallup oil play. We were obligated to complete certain in-progress construction as of the closing which resulted in the deferral of a portion of the gain. As a result of this transaction, we recorded a gain of $199 million in first-quarter 2016 and additional gains of $18 million in the subsequent quarters of 2016 as certain in-progress construction was completed. As of December 31, 2017, the remaining deferred gain was approximately $3 million.
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
We sold our Powder River Basin properties in 2015; however, we retained certain firm gathering and treating obligations that continue through 2020 related to the Powder River properties sold. These commitments had been in excess of the production throughput. At the time of closing, we also had certain pipeline capacity obligations held by our marketing company that continue through 2021. We recorded liabilities related to these commitments in 2015. In 2017, we increased the liability for a change in estimate of third-party recoveries of future gathering and processing fees due to recent collectability issues. See Note 11 for additional information related to these liabilities.
Summarized Results of Discontinued Operations
The following table presents the results of discontinued operations for the years presented.

	Years Ended December 31,
	2018	2017	2016
	(Millions)
Total revenues	$75	$291	$279
Costs and expenses:
Depreciation, depletion and amortization	$8	$131	$191
Lease and facility operating	7	50	63
Gathering, processing and transportation	12	70	113
Taxes other than income	5	23	19
Exploration	3	14	16
General and administrative	1	8	21
Accrual for contract obligations retained	—	5	—
Net (gain) loss—sales of assets and impairments	—	50	(217)
Accretion of liabilities related to contract obligations retained	6	6	2
Other—net(a)	5	(3)	7
Total costs and expenses	47	354	215
Operating income (loss)	28	(63)	64
Gain (loss) on sales of domestic assets	(148)	—	51
Income (loss) from discontinued operations before income taxes	(120)	(63)	115
Provision (benefit) for income taxes	(29)	(23)	44
Income (loss) from discontinued operations	$(91)	$(40)	$71
 __________
(a) Includes severance tax refund received in 2017.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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
Cash Flows Attributable to Discontinued Operations
In addition to the amounts presented below, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $47 million, $53 million and $53 million for 2018, 2017 and 2016, respectively. During 2017, we received a $10 million severance tax refund for prior years related to our former Piceance Basin operations.

	Years Ended December 31,
	2018	2017	2016
	(Millions)
Cash provided by operating activities(a)	$44	$143	$102
Cash capital expenditures within investing activities	$29	$175	$135
 __________
(a) Excluding income taxes and changes to working capital.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Note 4. Earnings (Loss) Per Common Share from Continuing Operations
 The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
	2018	2017	2016
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc.	$242	$24	$(672)
Less: Dividends on preferred stock	8	15	18
Less: Loss on induced conversion of preferred stock	—	—	22
Income (loss) from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted income (loss) per common share	$234	$9	$(712)
Basic weighted-average shares	408.4	395.1	313.3
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	3.1	2.1	—
Stock options	0.2	0.2	—
Diluted weighted-average shares(a)	411.7	397.4	313.3
Income (loss) per common share from continuing operations:
Basic	$0.57	$0.02	$(2.28)
Diluted	$0.57	$0.02	$(2.28)
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

	Years Ended December 31,
	2018	2017	2016
	(Millions)
Weighted-average nonvested restricted stock units and awards	—	—	2.2
Weighted-average stock options	—	—	0.01
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock (Note 14)	11.4	19.8	23.8
Nonvested restricted stock units antidilutive under the treasury stock method	0.7	0.6	—
The table below includes information related to stock options that were outstanding at December 31, 2018, 2017 and 2016 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the fourth quarter weighted-average market price of our common shares.

	December 31,
	2018	2017	2016
Options excluded (millions)	0.7	1.5	2.0
Weighted-average exercise price of options excluded	$18.05	$17.80	$17.42
Exercise price range of options excluded	$16.46 - $21.81	$14.41 - $21.81	$14.41 - $21.81
Fourth quarter weighted-average market price	$15.16	$12.10	$13.23

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Note 5. Asset Sales and Exploration Expenses
Asset Sales
2017
Net gain on sales of assets for the year ended December 31, 2017 primarily reflect total gains of $103 million from exchanges of leasehold acreage in the Permian Basin, $48 million from the recognition of deferred gains related to the completion of commitments from the sale in 2015 of a North Dakota gathering system and $8 million recognized on the sales of certain Green River Basin and Appalachian Basin assets.
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
2016
During July 2016, we completed the divestment of the remaining transportation contracts primarily related to our Piceance Basin operations which eliminated certain pipeline capacity obligations held by our marketing company, which were not included in the Piceance Basin divestment. As a result of the divestment and net payment of $238 million, we recorded a net loss of $238 million in third-quarter 2016.
Exploration Expenses
The following table presents a summary of exploration expenses.

	Years Ended December 31,
	2018	2017	2016
	(Millions)
Unproved leasehold property impairments, amortization and expiration	$69	$84	$22
Geologic and geophysical costs	6	$3	3
Impairments of exploratory area well costs and dry hole costs	—	—	1
Total exploration expenses	$75	$87	$26
Unproved leasehold property impairment, amortization and expiration for 2017 includes costs in excess of the accumulated amortization balance associated with certain leases in the Permian Basin that expired during the first quarter of 2017. These leases were renewed in second-quarter 2017.
Note 6. Investments
In June 2017, we signed an agreement with Howard Energy Partners (“Howard”) to jointly develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the agreement, WPX and Howard each have a 50 percent voting interest in the newly formed joint venture legal entity, Catalyst Midstream Partners LLC (“Catalyst”) and a Howard entity will serve as operator. In addition to a $300 million cash contribution, Howard is obligated to fund the first $263 million of joint venture capital expenditures. At closing in October 2017, WPX contributed subsidiaries holding crude oil gathering and natural gas processing assets already in service and/or under construction, with a net book value of approximately $53 million. WPX also paid $11 million for advisory services and legal fees on the transaction. Howard contributed $439 million in cash at closing, $139 million of which applies to the $263 million carry obligation of Howard including $49 million for capital expenditures from January 1, 2017 to closing. Concurrently, WPX received a $300 million special distribution plus the $49 million for capital expenditures from Catalyst. We will account for our investment in Catalyst as an equity method investment. In connection with the joint venture, a consolidated subsidiary of WPX dedicated production from its current and future leasehold interest in the Stateline area, representing 50,000 net acres in the Delaware Basin, pursuant to 20 year fixed-fee oil gathering and natural gas processing agreements with subsidiaries of Catalyst. The agreements do not include any minimum volume commitments. Our investment in Catalyst totaled $58 million and $64 million as of December 31, 2018 and 2017, respectively. In 2017, we deferred recognition of the $349 million and will recognize it over the 20 years based on production volumes as a deduction to gathering, processing and transportation expense. As of December 31, 2018, the deferred amount was $346 million of which $336 million is reported within other noncurrent liabilities on the Consolidated Balance Sheet.
During 2018, we contributed an additional $93 million to our equity method investment in the Oryx II pipeline project, of which $23 million increased our ownership from 12.5 percent to 25 percent.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Note 7. Properties and Equipment
Properties and equipment is carried at cost and consists of the following:

	Estimated Useful Life(a) (Years)	December 31,
		2018	2017
		(Millions)
Proved properties	(b)	$7,289	$5,815
Unproved properties	(c)	1,891	2,194
Gathering, processing and other facilities	15-25	294	242
Construction in progress	(c)	350	305
Other	3-40	125	118
Total properties and equipment, at cost		9,949	8,674
Accumulated depreciation, depletion and amortization		(2,683)	(1,983)
Properties and equipment—net		$7,266	$6,691
__________
(a) Estimated useful lives are presented as of December 31, 2018.
(b) Proved properties are depreciated, depleted and amortized using the units-of-production method (see Note 1).
(c) Unproved properties and construction in progress are not yet subject to depreciation and depletion.
Unproved properties consist primarily of non-producing leasehold in the Delaware Basin.
In December 2018, we signed an agreement to sell certain non-core properties in the Delaware Basin. These properties are reflected in assets classified as held for sale on the Consolidated Balance Sheet for December 31, 2018 (see Note 17).
Asset Retirement Obligations
Our asset retirement obligations relate to producing wells, gathering well connections and related facilities. At the end of the useful life of each respective asset, we are legally obligated to plug producing wells and remove any related surface equipment and to cap gathering well connections at the wellhead and remove any related facility surface equipment. Asset retirement obligations are reported in other noncurrent liabilities on the Consolidated Balance Sheets.
A rollforward of our asset retirement obligations for the years ended 2018 and 2017 is presented below.

	2018	2017
	(Millions)
Balance, January 1	$39	$40
Liabilities incurred	8	5
Liabilities settled	(7)	(11)
Estimate revisions	30	3
Accretion expense(a)	2	2
Balance, December 31	$72	$39
Amount reflected as current	$5	$7
__________
(a) Accretion expense is included in lease and facility operating expense on the Consolidated Statements of Operations.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Note 8. Accounts Payable and Accrued and Other Current Liabilities
Accounts Payable
The following table presents a summary of our accounts payable as of the dates indicated below.

	December 31,
	2018	2017
	(Millions)
Trade	$130	$120
Accrual for capital expenditures	190	151
Royalties	170	150
Cash overdrafts	17	—
Other	7	25
	$514	$446
Accrued and other current liabilities
The following table presents a summary of our accrued and other current liabilities as of the dates indicated below.

	December 31,
	2018	2017
	(Millions)
Taxes other than income taxes	$19	$14
Accrued interest	45	69
Compensation and benefit related accruals	39	39
Gathering and transportation	7	11
Gathering and transportation related to exited areas	30	53
Other, including other loss contingencies	38	23
	$178	$209

Note 9. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated below.

	December 31,
	2018 (a)	2017 (a)
	(Millions)
Credit facility agreement	$330	$—
7.500% Senior Notes due 2020	—	350
6.000% Senior Notes due 2022	529	1,100
8.250% Senior Notes due 2023	500	500
5.250% Senior Notes due 2024	650	650
5.750% Senior Notes due 2026	500	—
Total debt	$2,509	$2,600
Less: Current portion of long-term debt	—	—
Total long-term debt	$2,509	$2,600
Less: Debt issuance costs(b)	24	25
Total long-term debt, net(b)	$2,485	$2,575
__________
(a) Interest paid on debt totaled $157 million, $178 million and $194 million for 2018, 2017 and 2016, respectively.
(b) Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Credit Facility
On April 17, 2018, the Company entered into a Second Amendment to Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, Lender and Swingline Lender and the other lenders party thereto (the “Credit Facility”). The Credit Facility, as amended, increases total commitments to $1.5 billion, increases the Borrowing Base to $1.8 billion, and extends the maturity date to April 17, 2023, subject to a springing maturity on October 15, 2021 if available liquidity minus outstanding 2022 notes is less than $500 million. Based on our current credit ratings, a Collateral Trigger Period applies which makes the Credit Facility subject to certain financial covenants and a Borrowing Base as described below. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. As of December 31, 2018, WPX had $330 million borrowings outstanding, had $52 million of letters of credit issued under the Credit Facility and was in compliance with our covenants under the credit agreement.
Borrowing Base. During a Collateral Trigger Period, loans under the Credit Facility are subject to a Borrowing Base as calculated in accordance with the provisions of the Credit Facility. In October 2018, the Borrowing Base was increased to $2.0 billion and will remain in effect until the next Redetermination Date as set forth in the Credit Facility. At this time, the Credit Facility Agreement is limited by the total commitments on the Credit Facility which remained at $1.5 billion. The Borrowing Base is recalculated at least every six months per the terms of the Credit Facility.
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
The Collateral Trigger Termination Date is the first date following the Second Amendment Effective Date and the first date following any Collateral Trigger Date, as applicable, on which:
1.(i) the Company’s Corporate Rating is BBB- or better by S&P (without negative outlook or negative watch) or (ii) Baa3 or better by Moody’s (without negative outlook or negative watch), provided that the other of the two Corporate Ratings is at least BB+ by S&P or Ba1 by Moody’s; or
2.in the case of a Voluntary Collateral Trigger Period, WPX elects to cause a Collateral Trigger Termination Date to occur.
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
Significant Financial Covenants.
Currently, the Company is required to maintain:
• ratio of Consolidated Net Indebtedness to Consolidated EBITDAX (for the most recently ended four consecutive fiscal quarters) of not greater than 4.25 to 1.00 as of the last day of the Rolling Period; and
•a ratio of consolidated current assets (including the unused amount of the Borrowing Base) of the Company and its consolidated subsidiaries to the consolidated current liabilities of the Company and its consolidated subsidiaries as of the last day of any fiscal quarter of at least 1.0 to 1.0.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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
Events of Default. The Credit Facility includes customary events of default, including events of default relating to:
•non-payment of principal, interest or fees;
•inaccuracy of representations and warranties in any material respect when made or when deemed made;
•violation of covenants;
•cross payment-defaults;
•cross acceleration;
•bankruptcy and insolvency events;
•certain unsatisfied judgments;
•a change of control; and
•during any secured period, the failure of the collateral documents to be in effect or a lien to be valid and perfected.
If an event of default with respect to a borrower occurs under the Credit Facility, the lenders will be able to terminate the commitments and accelerate the maturity of the loans of the defaulting borrower under the Credit Facility and exercise other rights and remedies.
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding unsecured senior note obligations at December 31, 2018.

Senior Note	Face Value (Millions)	Maturity Date	Interest Payment Dates	Optional Redemption Period(a)
6.000% Senior Notes due 2022 (the “2022 Notes”)	$529	January 15, 2022	January 15, July 15	October 15, 2021
8.250% Senior Notes due 2023 (the “2023 Notes”)	$500	August 1, 2023	February 1, August 1	June 1, 2023
5.250% Senior Notes due 2024 (the “2024 Notes”)	$650	September 15, 2024	March 15, September 15	June 15, 2024
5.750% Senior Notes due 2026 (the “2026 Notes”)	$500	June 1, 2026	June 1, December 1	June 1, 2021
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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
During third-quarter 2017, we issued an additional $150 million of our 5.250% senior notes due 2024. The proceeds were used to fund the tender offer of $150 million of our 7.500% senior notes due 2020. As a result, we recorded a loss on extinguishment of debt of $17 million.
The terms of the indentures governing our 2022 Notes, 2023 Notes, 2024 Notes and 2026 Notes are substantially identical.
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
Note 10. Provision (Benefit) for Income Taxes
The following table includes the provision (benefit) for income taxes from continuing operations.

	Years Ended December 31,
	2018	2017	2016
	(Millions)
Provision (benefit):
Current:
Federal	$(38)	$(18)	$(26)
State	1	1	(7)
	(37)	(17)	(33)
Deferred:
Federal	107	(100)	(333)
State	4	(11)	6
	111	(111)	(327)
Total provision (benefit)	$74	$(128)	$(360)

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Act”). The income tax effects of changes in tax laws are recognized in the period when enacted. The Act repealed the corporate alternative minimum tax (“AMT”) and amended Section 53 of the Internal Revenue Code to allow for refunds of AMT credit carryforwards. Under Section 53(e), taxpayers receive 50 percent of their uncredited balance in years 2018–2020. Taxpayers receive 100 percent of the remaining balance in 2021. Accordingly, the Company recorded a current receivable of $38 million as of December 31, 2018 related to AMT credit refunds expected to be collected in 2019. However, our AMT credit carryforwards are subject to change based on the results of the 2011 Williams audit discussed below and may impact future refunds.
The following table provides reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the realized provision (benefit) for income taxes.

	Years Ended December 31,
	2018	2017	2016
	(Millions)
Federal Statutory Rate	21%	35%	35%
Provision (benefit) at statutory rate	$66	$(36)	$(361)
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	(8)	(12)	(42)
Valuation allowance on current year state income taxes (net of federal benefit)	17	17	18
Valuation allowance on state income taxes resulting from sale (net of federal benefit)	—	—	8
Effective state income tax rate change (net of federal benefit)	(5)	(12)	15
Provisional impact of Tax Cuts and Jobs Act	—	(92)	—
Other	4	7	2
Provision (benefit) for income taxes	$74	$(128)	$(360)
As discussed below, we record a valuation allowance on certain state net operating loss (“NOL”) carryovers generated in current years. As a result of the sale of our Piceance Basin operations in Colorado in the second quarter of 2016, we recorded $8 million of valuation allowances against Colorado NOL and credit carryovers generated in prior years.
Significant changes to our operations during 2018, 2017 and 2016 resulted in changes to our anticipated future state apportionment for our estimated state deferred tax liability. As a result of these changes and the differing state tax rates, we recorded an additional $5 million and $12 million deferred tax benefit in 2018 and 2017, respectively. We also accrued an additional $15 million of deferred tax expense in 2016.
Due to the uncertainty or diversity in views about the application of ASC 740 in the period of enactment of the Act, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which allowed us to provide a provisional estimate of the impacts of the Act in our earnings for the year ending December 31, 2017. Additional impacts from the enactment of the Act were allowed to be recorded as they were identified during the one-year measurement period as provided for in SAB 118. Accordingly, the Company did not have any adjustments to its provisional amounts.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
The following table includes significant components of deferred tax liabilities and deferred tax assets.

	December 31,
	2018	2017
	(Millions)
Deferred tax liabilities:
Properties and equipment	$797	$792
Derivatives, net	33	—
Other, net	—	1
Total deferred tax liabilities	830	793
Deferred tax assets:
Accrued liabilities and other	137	79
Alternative minimum tax credits	40	78
Loss carryovers	665	672
Derivatives, net	—	42
Total deferred tax assets	842	871
Less: valuation allowance	213	195
Total net deferred tax assets	629	676
Net deferred tax liabilities	$201	$117
Net cash payments (refunds) for income taxes were $2 million, $(39) million and $21 million in 2018, 2017 and 2016, respectively.
The Company has federal NOL carryovers of approximately $2,021 million at December 31, 2018, including a $353 million NOL acquired in 2015 ("RKI NOL"), that will not begin to expire until 2032. In addition, we have $48 million of federal capital loss carryovers at December 31, 2018, that will begin to expire in 2020.
The Company has state NOL carryovers of approximately $4.1 billion and $3.8 billion at 2018 and 2017, respectively, of which more than 99 percent expire after 2029.
We have recorded valuation allowances against deferred tax assets attributable primarily to certain state NOL carryovers as well as our federal capital loss carryover. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income, or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies. As of December 31, 2018, our assessment of federal net operating loss carryovers was that no valuation allowance was required; however, a future pretax loss may result in the need for a valuation allowance on our deferred tax assets.
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of December 31, 2018, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for the company we acquired in 2015. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI NOL that arose prior to the acquisition.
Pursuant to our tax sharing agreement with The Williams Companies ("Williams"), we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre spin-off period for which we continue to have exposure to audit adjustments as part of Williams. The IRS has proposed an adjustment related to our business for which a payment to Williams could be required. We have evaluated the issue and are in the process of protesting the adjustment within the normal Appeals process of the IRS. In addition, the alternative minimum tax credit deferred tax asset that was allocated to us by Williams at the time of the spin-off could change due to audit adjustments unrelated to our business. Any such adjustments to this allocated deferred tax asset will not be known until the IRS examination is completed but is not

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
expected to result in a cash settlement with Williams. However, if the Company has to amend filed returns whereby a refund of AMT credits are received, the Company may have to remit cash to the IRS.
The Company files a consolidated federal income tax return and several state income tax returns. The Company’s federal income tax returns for tax years 2014 through 2016 remain open for examination. The statute of limitations for most states expires one year after expiration of the IRS statute. During the year ended December 31, 2017, the IRS began an examination of the Company’s 2014, 2015 and 2016 federal income tax returns. In addition, the IRS began an examination of RKI’s 2014 and short-period 2015 federal income tax returns. These examinations remain ongoing and no additional taxes or refunds have been recorded at this time.
The Company’s policy is to recognize related interest and penalties as a component of income tax expense. The amounts accrued for interest and penalties are less than $1 million for 2018 and 2017. The impact of this accrual is included within Other in our reconciliation of the provision (benefit) at statutory rate to recorded provision (benefit) for income taxes.
As of December 31, 2018, the Company has approximately $8 million of unrecognized tax benefits which is offset by an increase in deferred tax assets of approximately $7 million. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position will result in a significant increase or decrease of an unrecognized tax benefit.
Note 11. Contingent Liabilities and Commitments
Contingent Liabilities
Royalty litigation
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, breach of implied duty to market, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs sought monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter was removed to the United States District Court for New Mexico where the court denied plaintiffs’ motion for class certification. In March 2017, plaintiffs appealed the denial of class certification to the Tenth Circuit and on September 21, 2018 the Tenth Circuit dismissed the appeal for lack of jurisdiction. On January 22, 2019, plaintiffs’ filed a petition for certiorari to the United States Supreme Court. At this time, we believe that our royalty calculations were properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate an estimated range of exposure related to these claims.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Matters related to Williams’ former power business
In connection with a Separation and Distribution Agreement between WPX and Williams, Williams is obligated to indemnify and hold us harmless from any losses arising out of liabilities assumed by us for the pending litigation described below relating to the reporting of certain natural gas-related information to trade publications.
Civil suits based on allegations of manipulating published gas price indices have been brought against us and others, seeking unspecified amounts of damages. We are currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri and Wisconsin and brought on behalf of direct and indirect purchasers of natural gas in those states. These cases were transferred to the federal court in Nevada. In 2008, the court granted summary judgment in the Colorado case in favor of us and most of the other defendants based on plaintiffs’ lack of standing. On January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal and entered judgment in our favor. On August 6, 2018, the Ninth Circuit reversed the orders denying class certification and remanded to the MDL Court. On September 7, 2018, those plaintiffs filed a motion seeking remand to the originally filed district courts of Missouri, Kansas and Wisconsin. On October 23, 2018, a settlement in principle with the Kansas and Missouri class claimants was reached. Final documents have not been finalized and approved by the Court. In the Wisconsin class action, defendants’ motion for entry of their proposed order denying class certification remains pending, along with the plaintiffs’ motion to remand the case to the originally filed district court.
In the other cases, on July 18, 2011, the Nevada district court granted our joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the Federal Energy Regulatory Commission exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit issued its opinion in the In re: Western States Wholesale Antitrust Litigation, holding that the Natural Gas Act does not preempt the plaintiffs’ state antitrust claims and reversing the summary judgment previously entered in favor of the defendants. The U.S. Supreme Court granted Defendants’ writ of certiorari. On April 21, 2015, the U.S. Supreme Court determined that the state antitrust claims are not preempted by the federal Natural Gas Act. On March 7, 2016, the putative class plaintiffs in several of the cases filed their motions for class certification. On March 30, 2017, the court denied the motions for class certification, which decision was appealed on June 20, 2017. On May 24, 2016, in Reorganized FLI Inc. v. Williams Companies, Inc., the Court granted Defendants’ Motion for Summary Judgment in its entirety, and an agreed amended judgment was entered by the court on January 4, 2017. Reorganized FLI, Inc. appealed this decision and on March 27, 2018, the 9th Circuit Court of Appeals reversed and remanded the case to the MDL Court. The parties have filed numerous motions for summary judgment, reconsideration and remand. Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposure at this time.
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
As of December 31, 2018, we have not received any additional significant claims against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of December 31, 2018 and December 31, 2017, the Company had accrued approximately $11 million for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Commitments
We have minimum commitments with midstream companies for gathering, treating, processing and transportation services associated with moving certain of our production to market. As part of managing our commodity price risk, we may also utilize contracted pipeline capacity to move our oil and natural gas production and third-party purchases of oil and natural gas to other locations in an attempt to obtain more favorable pricing differentials. During 2017 and 2018, we entered into various contracts for pipeline capacity to move our Permian Basin production to market. The midstream service and transportation contract commitments disclosed below include obligations for which liabilities were recorded in 2015 associated with our exit from the Powder River Basin and our abandonment of an area in the Appalachian Basin. As of December 31, 2018, commitments and recorded liabilities associated with our midstream service and transportation contracts are as follows:

	Midstream Services	Transportation	Total
	(Millions)
2019	$55	$115	$170
2020	58	95	153
2021	48	68	116
2022	43	59	102
2023	40	47	87
Thereafter	68	352	420
Total commitments	$312	$736	$1,048

Accrued liabilities	$24	$40	$64
Our midstream service commitments will be settled over approximately seven years.
Future minimum annual rentals under noncancelable operating leases as of December 31, 2018, are payable as follows:

(Millions)
2019	$38
2020	37
2021	12
2022	3
2023	—
Thereafter	—

Total	$90
Total rent expense, excluding amounts capitalized, was $25 million, $19 million and $23 million in 2018, 2017 and 2016, respectively. Rent charges incurred for drilling rig rentals are capitalized under the successful efforts method of accounting; however, charges for rig release penalties or long term standby charges are expensed as incurred.
Note 12. Employee Benefit Plans
WPX has a defined contribution plan which matches dollar-for-dollar up to the first 6 percent of eligible pay per period. Employees also receive a non-matching annual employer contribution equal to 8 percent of eligible pay if they are age 40 or

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
older and 6 percent of eligible pay if they are under age 40. Total contributions to this plan were $10 million, $11 million and $13 million for 2018, 2017 and 2016, respectively. Approximately $7 million was included in accrued and other current liabilities at both December 31, 2018, and 2017 related to the non-matching annual employer contribution.
Note 13. Stock-Based Compensation
We have an equity incentive plan (“2013 Incentive Plan”) and an employee stock purchase plan (“ESPP”). The 2013 Incentive Plan authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards (restricted stock awards, restricted stock units, performance shares and performance units are collectively referred to as restricted stock units and awards for purposes of this footnote). During 2018, the 2013 Incentive Plan was amended to authorize an additional 7.4 million shares for issuance under the plan. At December 31, 2018, 18 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 12 million shares were available for future grants. The 2013 Incentive Plan is administered by either the full Board of Directors or a committee as designated by the Board of Directors, determined by the grant. Our employees, officers and non-employee directors are eligible to receive awards under the 2013 Incentive Plan.
Total stock-based compensation expense was $32 million, $28 million and $31 million for of the years ended December 31, 2018, 2017 and 2016, respectively, and is reflected in general and administrative expense. Measured but unrecognized stock-based compensation expense related to restricted stock units and awards at December 31, 2018 was $40 million and is expected to be recognized over a weighted-average period of 2.6 years. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2018.
The ESPP allows employees the option to purchase WPX common stock at a 15 percent discount through after-tax payroll deductions. The purchase price of the stock is the lower of either the first or last day of the biannual offering periods, followed with the 15 percent discount. The maximum number of shares that shall be made available under the purchase plan is 1 million shares, subject to adjustment for stock splits and similar events. During 2018, the ESPP was amended to replenish the number of shares of our common stock that may be issued under the ESPP by 750 thousand. Offering periods are from January through June and from July through December. Employees purchased 97 thousand shares at an average price of $10.74 per share during 2018.
Nonvested Restricted Stock Units and Awards
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2018.

Restricted Stock Units	Shares	Weighted- Average Fair Value(a)
	(Millions)
Nonvested at December 31, 2017	5.7	$12.06
Granted	2.4	$16.74
Forfeited	(0.1)	$12.63
Vested	(2.6)	$10.18
Nonvested at December 31, 2018	5.4	$15.01
__________
(a) Performance-based shares are valued utilizing a Monte Carlo valuation method using measures of total shareholder return. All other shares are valued at the grant-date market price.
Other restricted stock unit information

	2018	2017	2016
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$16.74	$13.76	$10.99
Total fair value of restricted stock units vested during the year (millions)	$26	$33	$37
Performance-based shares granted represent 36 percent of nonvested restricted stock units outstanding at December 31, 2018. These grants may be earned at the end of a three year period based on actual performance against a performance target. Expense associated with these performance-based grants is recognized in periods after performance targets are established.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Based on the extent to which certain financial targets are achieved, vested shares may range from zero to 200 percent of the original grant amount.
Stock Options
The following summary reflects stock option activity and related information for the year ended December 31, 2018.

Stock Options	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Millions)		(Years)	(Millions)
Outstanding at December 31, 2017	2.2	$15.35		$3
Granted	—	$—
Exercised	(0.8)	$12.35
Forfeited	(0.3)	$20.19
Outstanding at December 31, 2018	1.1	$16.00	2.2	$0.3
Exercisable at December 31, 2018	1.1	$16.00	2.2	$0.3

The total intrinsic value of options exercised was $4.3 million, $224 thousand and $160 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.
Cash received from stock option exercises was $9.2 million, $0.4 million and $0.4 million during 2018, 2017 and 2016, respectively.
The Company did not grant stock options during the years ended 2018, 2017 and 2016.
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
Series A Mandatory Convertible Preferred Stock
On July 22, 2015, we issued 7 million shares, $0.01 par value, pursuant to a registered public offering, of our Preferred Stock at $50 per share, for gross proceeds of approximately $350 million, before underwriting discounts and commissions. Dividends on our Preferred Stock were paid in cash on January 31, April 30, July 31 and October 31 of each year, commencing on October 31, 2015 and ending on, and including, July 31, 2018.
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
Common Stock
Each share of our common stock entitles its holder to one vote in the election of each director. No share of our common stock affords any cumulative voting rights. Holders of our common stock will be entitled to dividends in such amounts and at

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. No dividends on our common stock were declared or paid for 2018, 2017 or 2016. No shares of common stock are subject to redemption or have preemptive rights to purchase additional shares of our common stock or other securities.
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
On January 12, 2017, we completed an underwritten public offering of 51.675 million shares of our common stock, which included 6.675 million shares of common stock issued pursuant to an option granted to the underwriters to purchase additional shares. The stock was sold to the underwriters at $12.97 per share and we received proceeds of approximately $670 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions. We used these proceeds, and cash on hand, to close the Panther Acquisition (see Note 2).
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
The fair value hierarchy prioritizes the inputs used to measure fair value, giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•Level 1—Quoted prices for identical assets or liabilities in active markets that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our Level 1 measurements primarily consist of financial instruments that are exchange traded.
•Level 2—Inputs are other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. Our Level 2 measurements primarily consist of over-the-counter (“OTC”) instruments such as forwards, swaps and options. These options, which hedge future sales of production, are structured as costless collars, calls or swaptions and are financially settled. They are valued using an industry standard Black-Scholes option pricing model. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings.
•Level 3—Inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. Our Level 3 measurements consist of instruments valued using industry standard pricing models and other valuation methods that utilize unobservable pricing inputs that are significant to the overall fair value.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash and margin deposits approximate fair value due to the nature of the instrument and/or the short-term maturity of these instruments.

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$175	$3	$178	$—	$59	$—	$59
Energy derivative liabilities	$—	$37	$—	$37	$—	$236	$—	$236
Total debt(a)	$—	$2,414	$—	$2,414	$—	$2,746	$—	$2,746
__________
(a) The carrying value of total debt, excluding capital leases and debt issuance costs, was $2,509 million and $2,600 million as of December 31, 2018 and 2017, respectively.
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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We had instruments totaling $3 million included in Level 3 as of December 31, 2018. There were no instruments included in Level 3 as of December 31, 2017.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1, Level 2 and Level 3 occurred during the years ended December 31, 2018 or 2017.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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
In addition, during the third quarter of 2017, we began a process to market our natural gas-producing properties in the San Juan Basin and our Board of Directors approved a divestment subject to a minimum price. Following the marketing process, we received several acceptable bids. As a result, we determined the estimated fair value, less costs to sell, based on the probability-weighted cash flows of expected proceeds and compared it to our net book value which resulted in an impairment of $60 million recorded in the third-quarter of 2017. See Note 3 for additional discussion related to the impairment of our natural gas-producing properties in the San Juan Basin reported as discontinued operations.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of December 31, 2018.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)
Crude Oil
Crude Oil	2019	Fixed Price Swaps	WTI	(38,000)	$53.49
Crude Oil	2019	Basis Swaps	Midland/Cushing	(21,008)	$(1.16)
Crude Oil	2019	Basis Swaps	Nymex CMA Roll	(20,000)	$0.11
Crude Oil	2019	Basis Swaps	Magellan East Houston/Midland	(1,841)	$8.12
Crude Oil	2019	Basis Swaps	Argus LLS/Midland	(838)	$8.60
Crude Oil	2019	Fixed Price Calls	WTI	(5,000)	$54.08
Crude Oil	2020	Basis Swaps	Midland/Cushing	(7,486)	$(1.31)
Crude Oil	2020	Basis Swaps	Brent/WTI Spread	(5,000)	$8.36
Crude Oil	2021	Basis Swaps	Brent/WTI Spread	(1,000)	$8.00
Crude Oil	2022	Basis Swaps	Brent/WTI Spread	(1,000)	$7.75

Natural Gas
Natural Gas	2019	Fixed Price Swaps	Henry Hub	(108)	$3.07
Natural Gas	2019	Basis Swaps	Permian	(25)	$(0.39)
Natural Gas	2019	Basis Swaps	Waha	(15)	$2.94
Natural Gas	2019	Basis Swaps	Houston Ship Channel	(30)	$(0.09)
Natural Gas	2020	Basis Swaps	Waha	(60)	$(0.79)
Natural Gas	2021	Basis Swaps	Waha	(70)	$(0.59)
Natural Gas	2022	Basis Swaps	Waha	(70)	$(0.57)
Natural Gas	2023	Basis Swaps	Waha	(70)	$(0.51)
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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

	Years Ended December 31,
	2018	2017	2016
	(Millions)
Gain (loss) from derivatives related to production(a)	$78	$3	$(207)
Gain (loss) from derivatives related to physical marketing agreements(b)	3	—	—
Net gain (loss) on derivatives	$81	$3	$(207)
__________
(a) Includes payments totaling $237 million for the year ended December 31, 2018 and settlements totaling $4 million and $301 million for the years ended December 31, 2017 and 2016, respectively.
(b) Includes payments totaling less than $1 million for the years ended December 31, 2018 and 2017 and settlements totaling  $1 million for the year ended December 31, 2016.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
December 31, 2018	(Millions)
Derivative assets with right of offset or master netting agreements	$178	$(37)	$141
Derivative liabilities with right of offset or master netting agreements	$(37)	$37	$—

December 31, 2017
Derivative assets with right of offset or master netting agreements	$59	$(42)	$17
Derivative liabilities with right of offset or master netting agreements	$(236)	$42	$(194)
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
collateral. We also have contracts that contain adequate assurance provisions giving the counterparty the right to request collateral in an amount that corresponds to the outstanding net liability.
As of December 31, 2018, we did not have any collateral posted to derivative counterparties to support the aggregate fair value of our net less than $1 million derivative liability position (reflecting master netting arrangements in place with certain counterparties) which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. As of December 31, 2017, we did not have any collateral posted to derivative counterparties to support the aggregate fair value of our net $194 million derivative liability position (reflecting master netting arrangements in place with certain counterparties) which includes a reduction of $4 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was less than $1 million and $194 million at December 31, 2018 and 2017, respectively.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.
Accounts receivable
The following table summarizes concentration of receivables, net of allowances, by product or service as of dates indicated below.

	December 31,
	2018	2017
	(Millions)
Receivables by product or service:
Sale of natural gas, crude and related products and services	$269	$251
Joint interest owners	98	54
Income tax receivable	38	—
Other	—	2
Total	$405	$307
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
We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2018, 2017 and 2016, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Our gross and net credit exposure from our derivative contracts were $178 million and $141 million, respectively, as of December 31, 2018. All of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We consider counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our six largest net counterparty positions represent approximately 91 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
Other
At December 31, 2018, we held collateral support of $10 million, either in the form of cash, letters of credit or surety bond, related to our commodity management agreements.
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

	Year ended December 31,
	2018	2017	2016
United Energy Trading LLC	23%	(a)	(a)
Occidental Energy Marketing	16%	(a)	(a)
Crestwood Midstream Partners LP	(a)	21%	(a)
St. Paul Refining	(a)	16%	13%
NGL Crude Logistics	14%	13%	(a)
Delek Refining, Ltd	(a)	10%	(a)
Plains Marketing	(a)	(a)	15%
__________
(a) Revenues for purchaser were less than 10 percent of total consolidated revenues adjusted for net gain (loss) on derivatives.

One of our senior officers is on the board of directors of NGL Energy Partners, LP ("NGL Energy"). In the normal course of business, we sell crude oil to NGL Energy. For the year ended 2018, sales to NGL Energy were approximately 14 percent of our total consolidated revenues adjusted for gain (loss) on derivatives. In addition, a subsidiary of NGL Energy provides water disposal services for WPX that represent less than 1 percent of operating expenses.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Note 17. Subsequent Events
We have signed agreements to divest certain holdings for aggregate proceeds in excess of $200 million. The agreements consist of separate sales transactions for our 20 percent equity interest in the Whitewater natural gas pipeline which we expect to close in first-quarter 2019 and roughly 5,600 net acres in the Delaware Basin which has closed in 2019. We have also closed on a $100 million purchase of 14,000 surface acres within our Stateline operations, which we expect will provide economic benefit through speed of development, facilitation of longer laterals, right of way access and revenue associated with infrastructure like roads, water and electricity.

WPX Energy, Inc.
QUARTERLY FINANCIAL DATA
(Unaudited)
Summarized quarterly financial data is presented below. The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	(Millions, except per-share amounts)
Product revenues	$407	$520	$554	$544
Net gain (loss) on derivatives	$(69)	$(154)	$(139)	$443
Commodity management	$36	$64	$68	$36
Total revenues	$374	$430	$484	$1,022
Operating costs and expenses	$322	$388	$413	$447
Operating income	$52	$42	$71	$575
Income (loss) from continuing operations	$(26)	$(79)	$(6)	$353
Loss from discontinued operations	(89)	(2)	(1)	1
Net income (loss)	$(115)	$(81)	$(7)	$354
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(30)	$(83)	$(6)	$353
Loss from discontinued operations	(89)	(2)	(1)	1
Net income (loss)	$(119)	$(85)	$(7)	$354
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$(0.21)	$(0.01)	$0.84
Loss from discontinued operations	(0.23)	—	—	—
Net income (loss)	$(0.30)	$(0.21)	$(0.01)	$0.84
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$(0.21)	$(0.01)	$0.83
Loss from discontinued operations	(0.23)	—	—	—
Net income (loss)	$(0.30)	$(0.21)	$(0.01)	$0.83
2017
Product revenues	$187	$226	$247	$356
Net gain (loss) on derivatives	$203	$116	$(106)	$(210)
Commodity management	$5	$8	$4	$8
Total revenues	$395	$350	$145	$155
Operating costs and expenses	$208	$231	$223	$265
Operating income (loss)	$187	$119	$(78)	$(110)
Income (loss) from continuing operations	$95	$327	$(378)	$(20)
Income (loss) from discontinued operations	(3)	(251)	232	(18)
Net income (loss)	$92	$76	$(146)	$(38)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$91	$323	$(381)	$(24)
Income (loss) from discontinued operations	(3)	(251)	232	(18)
Net income (loss)	$88	$72	$(149)	$(42)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.24	$0.81	$(0.96)	$(0.06)
Income (loss) from discontinued operations	(0.01)	(0.63)	0.58	(0.04)
Net income (loss)	$0.23	$0.18	$(0.38)	$(0.10)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.23	$0.77	$(0.96)	$(0.06)
Income (loss) from discontinued operations	(0.01)	(0.60)	0.58	(0.04)
Net income (loss)	$0.22	$0.17	$(0.38)	$(0.10)

Net income or loss for each respective quarter include the following pre-tax items:
First-quarter 2018:
•$138 million loss included in discontinued operations for the sale of the San Juan Gallup and $9 million performance guarantee related to gathering and processing commitments (see Note 3).
Second-quarter 2018:
•$71 million loss on extinguishment of debt (see Note 9).
First-quarter 2017:
•$31 million net gain on sales of assets and exchanges of leasehold acreage and deferred gains related to the completion of commitments from the sales of gathering systems in prior years (see Note 5).
•$23 million loss on write-off of expired leases in the Permian Basin (see Note 5).
Third-quarter 2017:
•$111 million net gain on sales of assets and exchanges of leasehold acreage and deferred gains related to the completion of commitments from the sales of gathering systems in prior years (see Note 5).
•$60 million impairment on San Juan Legacy included in discontinued operations (see Note 3).
•$17 million loss on extinguishment of debt (see Note 9).
•$10 million severance tax refunds for prior years related to the Piceance Basin (see Note 3).
Fourth-quarter 2017:
•$11 million gain on leasehold exchanges (see Note 5).
•$5 million increase on future commitments under gathering, processing and transportation liability related to the Powder River Basin in discontinued operations (see Note 3).
•$92 million income tax benefit related to the impact of new income tax legislation (see Note 10).

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
(Unaudited)

We have significant continuing oil and gas producing activities primarily in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota, all of which are located in the United States.
With the exception of Capitalized Costs, the following information includes activity through the completion of the respective asset sales. These sales include operations which are reported within continuing operations and the operations of the San Juan and Piceance Basins, both of which have been reported as discontinued operations in our consolidated financial statements. The San Juan Basin properties were sold in March 2018 and December 2017. The Piceance Basin properties were sold in April 2016. Capitalized Costs do not include amounts which are classified as assets held for sale on the Consolidated Balance Sheets.
Capitalized Costs

	As of December 31,
	2018	2017
	(Millions)
Proved Properties	$7,612	$6,113
Unproved properties	1,891	2,194
	9,503	8,307
Accumulated depreciation, depletion and amortization and valuation provisions	(2,542)	(1,860)
Net capitalized costs	$6,961	$6,447
__________
•Excluded from capitalized costs are equipment and facilities in support of oil and gas production of $276 million and $223 million, net, as of December 31, 2018 and 2017, respectively.
•Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells including uncompleted development well costs and successful exploratory wells.
•Unproved properties consist primarily of unproved leasehold costs.

Cost Incurred

	For the years ended December 31,
	2018	2017	2016
	(Millions)
Acquisition	$68	$864	$84
Exploration	7	5	5
Development	1,350	1,048	471
	$1,425	$1,917	$560
__________
•Costs incurred include capitalized and expensed items.
•Acquisition costs are as follows: Costs in 2018 primarily relate to purchase of acreage in the Delaware Basin and include $13 million and 0.6 MMboe of proved reserves. Costs in 2017 primarily relate to our purchase of assets in the Delaware Basin (see Note 2 of Notes to Consolidated Financial Statements) in March 2017 that included $195 million and 23.8 MMboe of proved developed reserves and facilities. Costs in 2016 primarily relates to purchases of additional acreage in the Delaware Basin and included approximately 2.5 MMboe of proved reserves.
•Exploration costs include costs incurred for geological and geophysical activity, drilling and equipping exploratory wells, including costs incurred during the year for wells determined to be dry holes, exploratory lease acquisitions and retaining undeveloped leaseholds.
•Development costs include costs incurred to gain access to and prepare well locations for drilling and to drill and equip wells in our development basins. Development costs associated with our San Juan Basin and Piceance Basin operations were $24 million, $168 million and $102 million for 2018, 2017 and 2016, respectively.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
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

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
(Unaudited)

The following is a summary of changes in our proved reserves including proved reserves activity through the completion of our sales of the San Juan and Piceance Basins which are reported as discontinued operations and other divestitures in continuing operations.

	Oil (MMbbls)	Natural Gas (Bcf)	NGLs (MMbbls)	All Products (MMboe)
Proved reserves at December 31, 2015	142.7	2,190.2	75.3	583.0
Revisions	(3.8)	(50.2)	(2.9)	(15.2)
Purchases	1.6	4.4	0.4	2.8
Divestitures	(5.5)	(1,505.9)	(38.3)	(294.8)
Extensions and discoveries	54.9	214.6	19.8	110.5
Production	(15.3)	(118.6)	(4.8)	(39.9)
Proved reserves at December 31, 2016	174.6	734.5	49.5	346.4
Revisions	4.7	(8.4)	(1.1)	2.3
Purchases	21.8	58.8	7.8	39.4
Divestitures	(1.7)	(312.5)	(0.8)	(54.6)
Extensions and discoveries	86.7	194.5	23.6	142.7
Production	(22.4)	(75.9)	(5.0)	(40.0)
Proved reserves at December 31, 2017	263.7	591.0	74.0	436.2
Revisions	—	(11.4)	5.3	3.4
Purchases	1.5	4.8	0.6	2.9
Divestitures	(27.6)	(79.8)	(10.4)	(51.3)
Extensions and discoveries	84.5	176.9	22.7	136.7
Production	(30.8)	(63.8)	(7.2)	(48.6)
Proved reserves at December 31, 2018	291.3	617.7	85.0	479.3

Proved developed reserves:
December 31, 2016	84.4	440.2	24.1	181.8
December 31, 2017	130.3	321.2	38.8	222.7
December 31, 2018	156.4	365.4	48.4	265.8

Proved undeveloped reserves:
December 31, 2016	90.2	294.2	25.4	164.6
December 31, 2017	133.4	269.8	35.2	213.5
December 31, 2018	134.9	252.3	36.6	213.5
__________
•Natural gas reserves are computed at 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.
•Revisions in 2018 primarily reflect 9 MMboe of positive revisions due to an increase in the 12 month average price offset by 5 MMboe of negative revisions. Revisions in 2017 primarily reflect 24 MMboe of positive revision due to an increase in the 12 month average price offset by 22 MMboe negative revisions primarily due to changes in the development plan for certain natural gas wells. Revisions in 2016 primarily reflect 49 MMboe of negative revisions due to the decrease in the 12-month average price partially offset by 34 MMboe of positive revisions due to decreased costs and well improvements.
•Purchases in 2017 primarily reflect the Panther Acquisition of which 23.8 MMboe is proved developed.
•Divestitures in 2018 primarily relate to the sale of our oil assets in the San Juan Basin which included 40 MMboe of proved developed reserves and 11 MMboe of proved undeveloped reserves. Divestitures in 2017 primarily relate to the sale of our natural gas assets in the San Juan Basin which included 28.7 MMboe of proved developed reserves and 16.6 MMboe of proved undeveloped reserves. Divestitures in 2016 relate to the sale of the Piceance Basin which included proved developed reserves and proved undeveloped reserves of 222 MMboe and 67 MMboe, respectively.
•Extensions and discoveries in 2018 reflect 52 MMboe added for proved developed locations and 85 MMboe of proved undeveloped locations. Extensions and discoveries in 2017 reflect 46 MMboe added for proved developed locations and 97 MMboe of proved undeveloped locations primarily in the Delaware and Williston Basins. Extensions and discoveries in 2016 reflect 26 MMboe added for proved developed locations and 84 MMboe for proved undeveloped locations primarily in the Delaware Basin.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is based on the estimated quantities of proved reserves. Prices were calculated from the 12-month trailing average, first-of-the-month price for the applicable indices for each basin as adjusted for respective location price differentials. The average domestic oil price used in the estimates for the years ended December 31, 2018, 2017 and 2016 was $61.57, $46.39 and $35.91 per barrel, respectively. The average natural gas price used in the estimates for the years ended December 31, 2018, 2017 and 2016 was $1.21, $1.67 and $1.74 per Mcf, respectively. The average NGL price per barrel was $26.76, $21.16 and $10.57 for the same periods. Future income tax expenses have been computed considering applicable taxable cash flows, including historical tax basis and carry forwards (i.e. future deductions for taxable income calculations), and appropriate statutory tax rates. The discount rate of 10 is as prescribed by authoritative guidance. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs.
Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Standardized Measure of Discounted Future Net Cash Flows

	As of December 31,
	2018	2017
	(Millions)
Future cash inflows	$20,963	$14,785
Less:
Future production costs	7,615	6,112
Future development costs	2,345	2,070
Future income tax provisions	1,366	408
Future net cash flows	9,637	6,195
Less 10 percent annual discount for estimated timing of cash flows	4,446	3,034
Standardized measure of discounted future net cash inflows	$5,191	$3,161

Sources of Change in Standardized Measure of Discounted Future Net Cash Flows

	For the years ended December 31,
	2018	2017	2016
	(Millions)
Beginning of year	$3,161	$1,038	$1,284
Sales of oil and gas produced, net of operating costs	(1,541)	(894)	(458)
Net change in prices and production costs	2,004	1,385	(261)
Extensions, discoveries and improved recovery, less estimated future costs	1,341	816	735
Development costs incurred during year	654	345	142
Changes in estimated future development costs	(35)	105	(211)
Purchase of reserves in place, less estimated future costs	27	305	20
Sale of reserves in place, less estimated future costs	(409)	20	(253)
Revisions of previous quantity estimates	75	30	(78)
Accretion of discount	324	104	136
Net change in income taxes	(396)	(83)	—
Other	(14)	(10)	(18)
Net changes	2,030	2,123	(246)
End of year	$5,191	$3,161	$1,038

WPX Energy, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged (Credited) to Costs and Expenses	Other	Deductions	Ending Balance

2018:
Allowance for doubtful accounts—accounts and notes receivable(a)	$2	$—	$—	$(2)	$—
Deferred tax asset valuation(b)	195	18	—	—	213
Price-risk management credit reserves—liabilities(c)(d)	4	—	(4)	—	—
2017:
Allowance for doubtful accounts—accounts and notes receivable(a)	$3	$—	$—	$(1)	$2
Deferred tax asset valuation(b)(e)	151	44	—	—	195
Price-risk management credit reserves—liabilities(c)(d)	5	—	(1)	—	4
2016:
Allowance for doubtful accounts—accounts and notes receivable(a)	$6	$—	$—	$(3)	$3
Deferred tax asset valuation(b)	124	26	1	—	151
Price-risk management credit reserves—assets(a)(d)	1	—	(1)	—	—
Price-risk management credit reserves—liabilities(c)(d)	—	—	5	—	5
 __________
(a) Deducted from related assets.
(b) Deducted from related assets with a portion included in assets held for sale.
(c) Deducted from related liabilities.
(d) Included in revenues.
(e) Includes impact of the Tax Cuts and Jobs Act enacted rate reduction.

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
Fourth Quarter 2018 Changes in Internal Controls
There have been no changes during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2019 Annual meeting of Stockholders, or our 2019 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, under the headings “Proposal 1— Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership and Reporting Compliance.”

Item 11.	Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2019 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, under the headings “Executive Compensation” and “Compensation Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2019 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2019 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, under the headings “Corporate Governance” and “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2019 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1 and 2.

Page
Covered by report of Independent Registered Public Accounting Firm:
Consolidated Balance Sheets as of December 31, 2018 and 2017	65
Consolidated Statements of Operations for each year in the three-year period ended December 31, 2018	66
Consolidated Statements of Changes in Equity for each year in the three-year period ended December 31, 2018	68
Consolidated Statements of Cash Flows for each year in the three-year period ended December 31, 2018	69
Notes to consolidated financial statements	70
Schedule for each year in the three-year period ended December 31, 2018:
II — Valuation and qualifying accounts	107
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.
Not covered by report of independent auditors:
Quarterly financial data (unaudited)	101
Supplemental oil and gas disclosures (unaudited)	103
(a) 3 and (b). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of July 13, 2015, by and among RKI Exploration & Production, LLC, WPX Energy, Inc. and Thunder Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

2.2**	Membership Interest Purchase Agreement by and Among WPX Energy Holdings, LLC, as Seller, WPX Energy, Inc., solely for purposes of Section 14.15, and Terra Energy Partners LLC, as Purchaser, dated February 8, 2016 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2016)

2.3**	Purchase and Sale Agreement, dated as of January 12, 2017, by and among RKI Exploration & Production, LLC, Panther Energy Company II, LLC and CP2 Operating, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017)

3.1	Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

3.3	Amended and Restated Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2014)

3.4	Certificate of Designations for 6.25% Series A Mandatory Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

4.1	Indenture, dated as of November 14, 2011, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

4.2	Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.3	First Supplemental Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.4	Second Supplemental Indenture, dated as of July 22, 2015, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.1	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2	Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.3	Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.4	WPX Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K (File No. 001-35322) filed with the SEC on May 29, 2013)(1)

10.5	WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011)(1)

10.6	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.7	Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

Exhibit No.	Description

10.8	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.9	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)(1)

10.10	Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)(1)

10.11	WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.12	WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.13	Employment Agreement, dated April 29, 2014, between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.14	Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.15	Form of 2014 Time-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.16	Form of 2014 Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.17	Form of Time-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.5 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.18	Form of Performance-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.6 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.19	Form of Restricted Stock Unit Award between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

10.20	Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.21	First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing Administrative Agent and existing Swingline Lender, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.22	Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.23
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

Exhibit No.	Description

10.24
Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.25
Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2016) (1)

10.26	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2016) (1)

10.27	Amended and Restated WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2017) (1)

10.28	Purchase and Sale Agreement by and Among WPX Energy Production, LLC and Enduring Resources IV, LLC dated January 30, 2018 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2018)

10.29	WPX Energy, Inc. 2013 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.30	Form of Amended and Restated Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.31	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.32	Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018)

10.33	Second Amendment to the Second Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement dated April 17, 2018, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 20, 2018)

10.34	Form of Amendment to Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.40 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)(1)

10.35*	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (1)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

24.1*	Powers of Attorney

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

101.INS*	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.	Description
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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
Date: February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Muncrief	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 21, 2019

/s/ J. Kevin Vann	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2019

/s/ Stephen L. Faulkner	Controller (Principal Accounting Officer)	February 21, 2019

/s/ John A. Carrig*	Director	February 21, 2019

/s/ Robert K. Herdman*	Director	February 21, 2019

/s/ Kelt Kindick*	Director	February 21, 2019

/s/ Karl F. Kurz*	Director	February 21, 2019

/s/ Henry E. Lentz*	Director	February 21, 2019

/s/ William G. Lowrie*	Director	February 21, 2019

/s/ Kimberly S. Lubel*	Director	February 21, 2019

/s/ Valerie M. Williams*	Director	February 21, 2019

/s/ David F. Work*	Director	February 21, 2019

/s/ Stephen E. Brilz
*By:	Attorney-in-Fact	February 21, 2019