Form 10-Q
period 2019-03-31
WPX ENERGY, INC.
filed 2019-05-02
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at May 1, 2019 were 422,267,046.

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
•acts of terrorism;
•other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
•additional risks described in our filings with the Securities and Exchange Commission (“SEC”).
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$6	$3
Accounts receivable, net of allowance	538	405
Derivative assets	69	174
Inventories	52	48
Assets classified as held for sale (Note 2)	—	79
Other	38	30
Total current assets	703	739
Investments	168	167
Properties and equipment (successful efforts method of accounting)	10,370	9,949
Less—accumulated depreciation, depletion and amortization	(2,917)	(2,683)
Properties and equipment, net	7,453	7,266
Derivative assets	23	4
Other noncurrent assets (Note 1)	124	27
Total assets	$8,471	$8,203

Liabilities and Equity
Current liabilities:
Accounts payable	$683	$514
Accrued and other current liabilities (Note 1)	190	178
Derivative liabilities	137	23
Total current liabilities	1,010	715
Deferred income taxes	188	201
Long-term debt, net	2,470	2,485
Derivative liabilities	29	14
Other noncurrent liabilities (Note 1)	526	487
Contingent liabilities and commitments (Note 8)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares outstanding)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 422.3 million and 420.6 million shares issued and outstanding at March 31, 2019 and December 31, 2018)	4	4
Additional paid-in-capital	7,729	7,734
Accumulated deficit	(3,485)	(3,437)
Total stockholders’ equity	4,248	4,301
Total liabilities and equity	$8,471	$8,203
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
Product revenues:
Oil sales	$449	$360
Natural gas sales	25	17
Natural gas liquid sales	33	30
Total product revenues	507	407
Net gain (loss) on derivatives	(207)	(69)
Commodity management	59	36
Total revenues	359	374
Costs and expenses:
Depreciation, depletion and amortization	219	161
Lease and facility operating	86	55
Gathering, processing and transportation	42	18
Taxes other than income	39	30
Exploration (Note 4)	24	19
General and administrative (including equity-based compensation of $8 million and $7 million for the respective periods)	47	43
Commodity management	49	39
Other—net	2	3
Total costs and expenses	508	368
Operating income (loss)	(149)	6
Interest expense	(41)	(46)
Gain on sale of equity investment	126	—
Investment income (loss) and other	2	(1)
Income (loss) from continuing operations before income taxes	(62)	(41)
Provision (benefit) for income taxes	(14)	(15)
Income (loss) from continuing operations	(48)	(26)
Income (loss) from discontinued operations	—	(89)
Net income (loss)	(48)	(115)
Less: Dividends on preferred stock	—	4
Net income (loss) available to WPX Energy, Inc. common stockholders	$(48)	$(119)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(48)	$(30)
Income (loss) from discontinued operations	—	(89)
Net income (loss)	$(48)	$(119)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.07)
Income (loss) from discontinued operations	—	(0.23)
Net income (loss)	$(0.11)	$(0.30)
Basic weighted-average shares	421.0	398.6
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$(0.07)
Income (loss) from discontinued operations	—	(0.23)
Net income (loss)	$(0.11)	$(0.30)
Diluted weighted-average shares	421.0	398.6
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Three months ended March 31, 2019
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
	(Millions)
Balance at December 31, 2018	$—	$4	$7,734	$(3,437)	$4,301
Net income (loss)	—	—	—	(48)	(48)
Stock-based compensation, net of tax impact	—	—	(5)	—	(5)
Balance at March 31, 2019	$—	$4	$7,729	$(3,485)	$4,248

	Three months ended March 31, 2018
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
	(Millions)
Balance at December 31, 2017	$232	$4	$7,479	$(3,588)	$4,127
Net income (loss)	—	—	—	(115)	(115)
Stock-based compensation, net of tax impact	—	—	(2)	—	(2)
Dividends on preferred stock	—	—	(4)	—	(4)
Balance at March 31, 2018	$232	$4	$7,473	$(3,703)	$4,006
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating Activities(a)	(Millions)
Net income (loss)	$(48)	$(115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	219	168
Deferred income tax provision (benefit)	(13)	(43)
Provision for impairment of properties and equipment (including certain exploration expenses)	20	20
Gain on sale of investments	(126)	—
Net (gain) loss on derivatives	207	69
Net settlements related to derivatives	9	(55)
Amortization of stock-based awards	8	8
Net (gain) loss on sales of assets including discontinued operations	—	151
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(137)	(21)
Inventories	(4)	(8)
Other current assets	(6)	6
Accounts payable	197	28
Accrued and other current liabilities	(37)	(48)
Liabilities accrued in prior years for retained transportation and gathering contracts related to discontinued operations	(8)	(10)
Other, including changes in other noncurrent assets and liabilities	(9)	(5)
Net cash provided by (used in) operating activities(a)	272	145
Investing Activities(a)
Capital expenditures(b)	(451)	(321)
Proceeds from sales of assets and investments	228	699
Purchase of or contributions to investments	(18)	(16)
Distribution from equity method investments	4	—
Net cash provided by (used in) investing activities(a)	(237)	362
Financing Activities
Proceeds from common stock	1	1
Dividends paid on preferred stock	—	(4)
Borrowings on credit facility	609	138
Payments on credit facility	(625)	(138)
Taxes paid for shares withheld	(15)	(11)
Other	1	—
Net cash provided by (used in) financing activities	(29)	(14)
Net increase (decrease) in cash and cash equivalents and restricted cash	6	493
Cash and cash equivalents and restricted cash at beginning of period	18	201
Cash and cash equivalents and restricted cash at end of period	$24	$694
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted.
(b) Increase to properties and equipment	$(425)	$(349)
Changes in related accounts payable and accounts receivable	(26)	28
Capital expenditures	$(451)	$(321)
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
We have sold certain operations which are reported as discontinued operations and are discussed in Note 2 of Notes to Consolidated Financial Statements.
The consolidated businesses represented herein as WPX Energy, Inc. is also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 in the Company's Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, changes in equity for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The Company has no elements of comprehensive income (loss) other than net income (loss).
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
Recently Adopted Accounting Standards
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, effective January 1, 2019. The standard requires the recognition of right of use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. Under the new standard, a determination is made at the inception of a contract as to whether the contract is, or contains a lease. Leases convey the right to control the use of an identified asset in exchange for consideration. We used a transition method that applies the new lease standard at January 1, 2019, and recognizes any cumulative-effect adjustments to the opening balance of 2019 retained earnings. The cumulative effect adjustment was not material. Upon adoption, we recorded a initial right of use assets of $90 million in other noncurrent assets, noncurrent lease liabilies of $46 million in other noncurrent liabilities and current lease liabilities of $44 million in accrued and other current liabilities. The Company applied a policy election to exclude short-term leases (leases with a term of 12 months or less) from balance sheet recognition and also elected certain practical expedients at adoption including the treatment of lease and non-lease components as a single lease component for all asset classes. As permitted, we applied certain other practical expedients in which we elected not to reassess:
•whether existing contracts are or contain leases;
•lease classification for any expired or existing leases;
•initial direct costs for any existing lease; and
•whether existing land easements and rights of way, that were not previously accounted for as leases, are or contain a lease.
See Note 9 for additional information related to our contracts that are or contain leases.
We adopted ASU 2017-12, Derivatives and Hedging (Topic 815) effective January 1, 2019. This ASU provides guidance for various components of hedge accounting including hedge ineffectiveness, the expansion of types of permissible hedging

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
strategies, reduced complexity in the application of the long-haul method for fair value hedges and reduced complexity in assessment of effectiveness. The Company does not expect any significant impact on its consolidated financial statements from the adoption of this standard unless we apply hedge accounting in a future period.
Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses. This ASU affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements since the Company does not have a history of credit losses.
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
Note 2. Discontinued Operations
In first-quarter 2018, we sold our properties in the San Juan Gallup oil play and we received approximately $667 million (subject to post-closing adjustments). In addition, the purchaser assumed approximately $309 million of gathering and processing commitments; however, WPX has left in place a performance guarantee with respect to these commitments. We believed and continue to believe that any future performance under this guarantee obligation is highly unlikely given our understanding of the buyer’s credit position, the indemnity arrangement between the Company and the purchaser and the declining size of the obligations subject to the guarantee over time. As part of the divestiture, we had to determine the fair value of the guarantee that was provided. We estimated the fair value of the guarantee to be approximately $9 million based on the factors mentioned above along with projections of estimated future volume throughputs and risk adjusted discount rates, all of which are Level 3 inputs. This amount is included in our calculation of the loss on sale. We recorded a total loss on the sale of $147 million in 2018.
Our discontinued operations consist of the previously owned properties in the San Juan Basin and accretion on certain transportation and gathering obligations retained and recognized in prior years associated with our exit from the Powder River Basin.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Summarized Results of Discontinued Operations
The following table presents the results of our discontinued operations for the three months ended March 31, 2018. For the three months ended March 31, 2019, our discontinued operations activity was minimal and therefore is not included in the table below.

Three months ended March 31,
2018

Total revenues	$76
Costs and expenses:
Depreciation, depletion and amortization	$8
Lease and facility operating	7
Gathering, processing and transportation	12
Taxes other than income	6
General and administrative	1
Exploration	3
Accretion for transportation and gathering obligations retained	2
Other—net	4
Total costs and expenses	43
Operating income (loss)	33
Gain (loss) on sale of assets	(149)
Gain (loss) from discontinued operations before income taxes	(116)
Income tax provision (benefit)	(27)
Income (loss) from discontinued operations	$(89)

Cash Flows Attributable to Discontinued Operations
In addition to the amounts presented below, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $8 million and $10 million for the three months ended March 31, 2019 and 2018, respectively.

Three months ended March 31,
2018

Cash provided by operating activities(a)	$46
Cash capital expenditures within investing activities	$26
 __________
(a) Excluding income taxes and changes in working capital items.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 3. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended March 31,
	2019	2018

Income (loss) from continuing operations	$(48)	$(26)
Less: Dividends on preferred stock	—	4
Income (loss) from continuing operations available to WPX Energy, Inc. common stockholders for basic and diluted earnings (loss) per common share	$(48)	$(30)

Basic weighted-average shares	421.0	398.6
Effect of dilutive securities(a)	—	—
Diluted weighted-average shares	421.0	398.6
Earnings (loss) per common share from continuing operations:
Basic	$(0.11)	$(0.07)
Diluted	$(0.11)	$(0.07)
__________
(a)  Certain amounts of nonvested restricted stock units and awards and stock options are excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to (i) a loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders; (ii) application, in 2018, of the if-converted method to common shares issuable upon assumed conversion of convertible preferred stock; or (iii) application of the treasury stock method to certain nonvested restricted stock units. The remaining Series A mandatory convertible preferred stock converted to common shares in third-quarter 2018. The excluded amounts are as follows:

	Three months ended March 31,
	2019	2018

Weighted-average nonvested restricted stock units and awards	2.6	3.1
Weighted-average stock options	—	0.2
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock	Not Applicable	19.8
Nonvested restricted stock units antidilutive under the treasury stock method	2.5	0.7

Stock options of approximately 0.9 million and 1.0 million that were outstanding at March 31, 2019 and 2018, respectively, have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the respective first quarter weighted-average market price of our common shares.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Asset Sale, Sales of Investments and Exploration Expenses
Asset Sale
During the first quarter of 2019, we closed on the sale of certain non-core properties, primarily proved, in the Delaware Basin which were held for sale at December 31, 2018. We received approximately $83 million in proceeds. No gain or loss was recorded on this transaction.
Sales of Investments
During the first quarter of 2019, we closed on the sale of our 20 percent equity interest in the Whitewater natural gas pipeline. The net book value of this investment at the time of disposition was approximately $15 million. As a result of this transaction, we recorded a $126 million gain.
Subsequent to March 31, 2019, we signed an agreement to effectively sell our 25 percent equity interest in the Oryx pipeline for net proceeds of approximately $350 million, subject to closing adjustments. The net book value of this investment was approximately $111 million as of March 31, 2019. The transaction is expected to close in second-quarter 2019.
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended March 31,
	2019	2018

Unproved leasehold property impairment, amortization and expiration	$23	$17
Geologic and geophysical costs	1	2
Total exploration expenses	$24	$19

Note 5. Inventories
The following table presents a summary of our inventories as of the dates indicated.

	March 31, 2019	December 31, 2018
	(Millions)
Material, supplies and other	$46	$46
Commodity production in transit or storage	6	2
Total inventories	$52	$48

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 6. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated.

	March 31, 2019	December 31, 2018
	(Millions)
Credit facility agreement	$314	$330
6.000% Senior Notes due 2022	529	529
8.250% Senior Notes due 2023	500	500
5.250% Senior Notes due 2024	650	650
5.750% Senior Notes due 2026	500	500
Total long-term debt	$2,493	$2,509
Less: Debt issuance costs on long-term debt(a)	23	24
Total long-term debt, net(a)	$2,470	$2,485
__________
(a)Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.
Credit Facility
As of March 31, 2019, we had $314 million borrowings outstanding and $47 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants with full access to the Credit Facility.
On April 22, 2019, the Company entered into a Third Amendment to Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, the Swingline Lender and each of the issuing banks party thereto (the "Credit Facility"). The Credit Facility, as amended, gives the Company the option, if certain conditions are met, to elect during any Collateral Trigger Period that scheduled redeterminations of the Borrowing Base be made annually on April 1 instead of semi-annually.
Additionally in April 2019, the Borrowing Base was increased to $2.1 billion and will remain in effect until the next Redetermination Date as described above. At this time, the Credit Facility Agreement is limited by the total commitments which remained at $1.5 billion.
See our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on covenants related to our Credit Facility. As of the date of this filing, we are in compliance with all terms, conditions and financial covenants of the Credit Facility, as amended.
Senior Notes
See our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion related to our senior notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 7. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended March 31,
	2019	2018

Current:
Federal	$—	$—
State	(1)	—
	(1)	—
Deferred:
Federal	(12)	(9)
State	(1)	(6)
	(13)	(15)
Total provision (benefit)	$(14)	$(15)

The effective income tax rate for the three months ended March 31, 2019, differs from the federal statutory rate of 21 percent due to to the effect of state income taxes, partially offset by the reversal of the valuation allowance on capital loss carryovers resulting from the expected capital gain from the 2019 sale of an equity interest in a partnership.
The effective income tax rate for the three months ended March 31, 2018, differs from the federal statutory rate of 21 percent due to the effect of an adjustment to state deferred taxes as a result of a decrease in the blended state income tax rate due to changes in state apportionment factors resulting from the divestment of our San Juan Basin assets.
We have recorded valuation allowances against deferred tax assets attributable primarily to certain state net operating loss (“NOL”) carryovers. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income, or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies. We have not recorded a valuation allowance against our federal NOL carryover, but a valuation allowance could be required in future periods if the federal NOL carryover continues to increase or circumstances change.
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of March 31, 2019, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for the company we acquired in 2015. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the acquisition.
Pursuant to our tax sharing agreement with Williams, we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre-spin-off period for which we continue to have exposure to audit adjustments as part of Williams. In 2017, the IRS proposed an adjustment related to our business for which a payment to Williams could be required. We, along with Williams, have evaluated the issue and are in the process of protesting the adjustment within the normal Appeals process of the IRS. In addition, the alternative minimum tax credit deferred tax asset that was allocated to us by Williams at the time of the spin-off could change due to audit adjustments unrelated to our business. Any such adjustments to this allocated deferred tax asset will not be known until the IRS examination is completed but is not expected to result in a cash settlement with Williams. However, if the Company has to amend filed returns whereby a refund of AMT credits are received, the Company may have to remit cash to the IRS.
As of March 31, 2019, the Company has approximately $8 million of unrecognized tax benefits which is offset by an increase in deferred tax assets of approximately $7 million. Currently, we do not expect ultimate resolution of our uncertain tax position during the next 12 months.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 8. Contingent Liabilities and Commitments
Contingent Liabilities
Royalty litigation
In October 2011, a potential class of royalty interest owners in New Mexico and Colorado filed a complaint against us in the County of Rio Arriba, New Mexico. The complaint presently alleges failure to pay royalty on hydrocarbons including drip condensate, breach of the duty of good faith and fair dealing, fraudulent concealment, conversion, misstatement of the value of gas and affiliated sales, breach of duty to market hydrocarbons in Colorado, breach of implied duty to market, violation of the New Mexico Oil and Gas Proceeds Payment Act, and bad faith breach of contract. Plaintiffs sought monetary damages and a declaratory judgment enjoining activities relating to production, payments and future reporting. This matter was removed to the United States District Court for New Mexico where the court denied plaintiffs’ motion for class certification. In March 2017, plaintiffs appealed the denial of class certification to the Tenth Circuit and on September 21, 2018 the Tenth Circuit dismissed the appeal for lack of jurisdiction. On January 22, 2019, plaintiffs’ filed a petition for certiorari to the United States Supreme Court, which was denied on April 1, 2019. At this time, we believe that our royalty calculations were properly determined in accordance with the appropriate contractual arrangements and applicable laws.
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
Civil suits based on allegations of manipulating published gas price indices have been brought against us and others, seeking unspecified amounts of damages. We are currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri and Wisconsin and brought on behalf of direct and indirect purchasers of natural gas in those states. These cases were transferred to the federal court in Nevada. In 2008, the court granted summary judgment in the Colorado case in favor of us and most of the other defendants based on plaintiffs’ lack of standing. On January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal and entered judgment in our favor. On August 6, 2018, the Ninth Circuit reversed the orders denying class certification and remanded to the MDL Court. On September 7, 2018, those plaintiffs filed a motion seeking remand to the originally filed district courts of Missouri, Kansas and Wisconsin. On October 23, 2018, a settlement in principle with the Kansas and Missouri class claimants was reached. The written settlement agreement has been finalized, and a motion for preliminary approval of the settlement filed with the Court. In

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
the Wisconsin class action, defendants’ motion for entry of their proposed order denying class certification remains pending, along with the plaintiffs’ motion to remand the case to the originally filed district court.
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
As of March 31, 2019, we have not received any additional significant claims against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of March 31, 2019 and December 31, 2018, the Company had accrued approximately $11 million for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 9. Leases
Our contracts that are leases or contain leases primarily relate to drilling rigs, compression units and office space. Leases are recorded on the balance sheet when the lease term exceeds one year and we direct the use of an identified asset while receiving substantially all of the economic benefit of the asset. Right-of-use assets are included in other noncurrent assets on the Consolidated Balance Sheet. Lease liabilities are included in accrued and other current liabilities and other noncurrent liabilities on the Consolidated Balance Sheet. We have elected to include both lease and non-lease components for all asset classes as a single lease component for measurement purposes. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized as incurred. We have elected to include lease costs associated with lease terms of one month or less in our short-term lease disclosure below.
We use judgments and assumptions to determine our discount rate and whether a contract contains a lease. The discount rate used to determine the lease payment liability is based on our estimated incremental borrowing rate.

Certain of our leases include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. From time to time we may enter into lease contracts that commence in future periods. Lease contracts that will commence subsequent to March 31, 2019 are not significant.

The following tables include quantitative disclosures related to our leases.

Three months ended March 31, 2019
(Millions)
Lease costs:
Leases recorded on the Consolidated Balance Sheet:
Operating lease cost—drilling rigs(a)	$9
Operating lease cost—other(a)	4
Variable lease cost—drilling rigs(a)	—
Variable lease cost—other(a)	—
Short-term leases:
Drilling rigs(b)	10
Other(b)	30
Total lease cost	$53
Other Information:
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows used for operating leases(a)	$4
Investing cash flows used for operating leases(a)	$9
Right-of-use assets obtained in exchange for new operating lease liabilities	$21
Weighted-average remaining lease term (in years)	1.92 years
Weighted-average discount rate—operating leases	5%
__________
(a)Amounts are presented before recovery of  amounts billed to or reimbursed by other working interest owners.
(b)Includes variable lease costs on short-term leases.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables include quantitative disclosures related to our leases as of March 31, 2019.

	Drilling Rigs	Real Estate, Compression and Other	Total Undiscounted Cash Flows
	(Millions)
Maturity of Lease Liabilities:
April 2019 through December 2019	$31	$12	$43
2020	36	14	50
2021	4	6	10
2022	—	1	1
2023	—	—	—
Thereafter	—	—	—
			$104
Current lease liabilities	$38	$15	$53
Noncurrent lease liabilities	29	17	46
Total lease liabilities	$67	$32	$99
Difference between undiscounted cash flows and discounted cash flows			$5
Total right-of-use assets on Consolidated Balance Sheet			$99

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

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$92	$—	$92	$—	$175	$3	$178
Energy derivative liabilities	$—	$166	$—	$166	$—	$37	$—	$37
Total debt(a)	$—	$2,590	$—	$2,590	$—	$2,414	$—	$2,414
__________
(a)The carrying value of total debt, excluding capital leases and debt issuance costs, was $2,493 million and $2,509 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of our debt, which also excludes capital leases and debt issuance costs, is determined on market rates and the prices of similar securities with similar terms and credit ratings.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We did not have any Level 3 instruments as of March 31, 2019.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended March 31, 2019 and 2018.
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
We produce, buy and sell crude oil, natural gas and natural gas liquids at different locations throughout the United States. To reduce exposure to a decrease in revenues from fluctuations in commodity market prices, we enter into futures contracts, swap agreements and financial option contracts to mitigate the price risk on forecasted sales of crude oil, natural gas and natural gas liquids. We have also entered into basis swap agreements to reduce the locational price risk associated with our producing basins. Our financial option contracts are either purchased or sold options, or a combination of options that comprise a net purchased option, zero-cost collar or swaption.
Derivatives related to production

The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of March 31, 2019.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Apr - Dec 2019	Fixed Price Swaps	WTI	(53,000)	$54.62
Crude Oil	Apr - Dec 2019	Basis Swaps	Midland/Cushing	(21,338)	$(1.23)
Crude Oil	Apr - Dec 2019	Basis Swaps	Nymex CMA Roll	(17,818)	$0.11
Crude Oil	Apr - Dec 2019	Basis Swaps	Magellan East Houston/Midland	(2,444)	$8.12
Crude Oil	Apr - Dec 2019	Basis Swaps	Argus LLS/Midland	(1,113)	$8.60
Crude Oil	Apr - Dec 2019	Basis Swaps	Magellan East Houston/Argus LLS	(1,113)	$0.75
Crude Oil	Apr - Dec 2019	Basis Swaps	Clearbrook	(3,673)	$(2.99)
Crude Oil	Apr - Dec 2019	Fixed Price Calls	WTI	(5,000)	$54.08
Crude Oil	Apr - Dec 2019	Fixed Price Collars	WTI	(8,000)	$50.00 - $60.19
Crude Oil	2020	Fixed Price Swaps	WTI	(10,000)	$57.22
Crude Oil	2020	Basis Swaps	Midland/Cushing	(7,486)	$(1.31)
Crude Oil	2020	Basis Swaps	Brent/WTI Spread	(5,000)	$8.36
Crude Oil	2020	Fixed Price Collars	WTI	(10,000)	$53.01 - $63.01
Crude Oil	2021	Basis Swaps	Brent/WTI Spread	(1,000)	$8.00
Crude Oil	2022	Basis Swaps	Brent/WTI Spread	(1,000)	$7.75
Natural Gas
Natural Gas	Apr - Dec 2019	Fixed Price Swaps	Henry Hub	(110)	$3.07
Natural Gas	Apr - Dec 2019	Basis Swaps	Permian	(25)	$(0.39)
Natural Gas	Apr - Dec 2019	Basis Swaps	Waha	(15)	$2.94
Natural Gas	Apr - Dec 2019	Basis Swaps	Houston Ship Channel	(30)	$(0.09)
Natural Gas	2020	Basis Swaps	Waha	(60)	$(0.79)
Natural Gas	2021	Basis Swaps	Waha	(70)	$(0.59)
Natural Gas	2022	Basis Swaps	Waha	(70)	$(0.57)
Natural Gas	2023	Basis Swaps	Waha	(70)	$(0.51)
__________
(a)Derivatives related to crude oil production are fixed price swaps settled on the business day average, basis swaps, fixed price calls, collars or swaptions. The derivatives related to natural gas production are fixed price swaps, basis swaps, fixed price calls or swaptions. In connection with swaps, we may sell call options or swaptions to the swap counterparties in exchange for receiving premium hedge prices on the swaps. The sold call or swaption establishes a maximum price we will receive for the volumes under contract and are financially settled. Basis swaps for the Nymex CMA (Calendar Monthly Average) Roll location are pricing adjustments to the trade month versus the delivery month for contract pricing. Basis swaps for the Brent/WTI location are priced off the Brent and WTI futures spread.
(b)Crude oil volumes are reported in Bbl/day and natural gas volumes are reported in BBtu/day.
(c)The weighted average price for crude oil is reported in $/Bbl and natural gas is reported in $/MMBtu.

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

We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. Net gain (loss) on derivatives on the Consolidated Statements of Operations includes net settlements to be received of $9 million and to be paid of $55 million for the three months ended March 31, 2019 and 2018, respectively.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
March 31, 2019	(Millions)
Derivative assets with right of offset or master netting agreements	$92	$(79)	$13
Derivative liabilities with right of offset or master netting agreements	$(166)	$79	$(87)

December 31, 2018
Derivative assets with right of offset or master netting agreements	$178	$(37)	$141
Derivative liabilities with right of offset or master netting agreements	$(37)	$37	$—
__________
(a)With all of our financial trading counterparties, we have agreements in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements. Additionally, we have negotiated master netting agreements with some of our counterparties. These master netting agreements allow multiple entities that have multiple underlying agreements the ability to net derivative assets and derivative liabilities at settlement or in the event of a default or a termination under one or more of the underlying contracts.
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
As of March 31, 2019, we had no collateral posted to derivative counterparties, to support the aggregate fair value of our net $87 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. Assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, the additional collateral that we would have been required to post at March 31, 2019 was $87 million.
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
We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2019 and 2018, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.
Our gross and net credit exposure from our derivative contracts were $92 million and $13 million, respectively, as of March 31, 2019. All of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our three largest net counterparty positions represent approximately 96 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
One of our senior officers is on the board of directors of NGL Energy Partners, LP ("NGL Energy"). In the normal course of business, we sell crude oil to NGL Energy. For the first three months of 2019, sales to NGL Energy were approximately 14 percent of our total consolidated revenues adjusted for loss on derivatives. In addition, a subsidiary of NGL Energy provides water disposal services for WPX that represent approximately 1 percent of operating expenses.
Other
Collateral support for our commodity agreements could include margin deposits, letters of credit, surety bonds and guarantees of payment by credit worthy parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the selected historical consolidated financial data and  the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our 2018 Annual Report on Form 10-K. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q and our 2018 Annual Report on Form 10-K.
Unless indicated otherwise, the following discussion relates to continuing operations. See Note 2 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.
Overview
Composition of production (based on MBoe) and product revenue

Three months ended March 31,

100%
80%
60%
40%
20%
—%
16%
22%
62%
6%
5%
89%
15%
21%
64%
7%
4%
89%
2019 Production
2019 Product Revenue
2018 Production
2018 Product Revenue
Oil
Natural Gas
NGLs

Overall quarter volumes increased 51 percent with oil leading the increase at 46 percent for the quarter. Our oil production as a percent of total production declined compared to 2018 due to Delaware production growth which has a higher natural gas component than our Williston production. The following table presents our production volumes and financial highlights for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019		2018
Production Sales Volume Data(a):		Per day		Per day
Oil (MBbls)	8,648	96.1	5,920	65.8
Natural gas (MMcf)	18,210	202.3	11,908	132.3
NGLs (MBbls)	2,288	25.4	1,340	14.9
Combined equivalent volumes (MBoe)(b)	13,971	155.2	9,245	102.7
Financial Data (millions):
Total product revenues	$507		$407
Total revenues	$359		$374
Operating income (loss)	$(149)		$6
Capital expenditure activity(c)	$425		$349
 __________
(a)Excludes production from our discontinued operations.
(b)MBoe are calculated using the ratio of six Mcf to one barrel of oil.
(c)Includes capital expenditures activity related to discontinued operations of $26 million for the three months ended March 31, 2018.
Our year-to-date 2019 operating results were $155 million unfavorable compared to year-to-date 2018. The primary items impacting the three months ended March 31, 2019 compared to the same period in 2018 include:
•$138 million unfavorable change in net gain (loss) on derivatives; and
•$122 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income.
Offset by
•$100 million increase in product revenues, primarily oil sales, of which $166 million related to higher oil volumes, offset by $77 related to lower oil prices.
Outlook
After our multi-year transformation of WPX, our oil-prone positions in the Delaware (Permian) and Williston Basins now form the foundation of WPX. Our acreage positions in each of these basins contains some of the top geology in the plays and in North America. Over the same period, we have also assembled an attractive infrastructure portfolio in the Permian which will help flow our production out of the basin and will create additional value either through monetization of our midstream investments or lower operating costs. In addition to our joint venture with Howard Energy Partners LLC, we have made additional investments during 2018 in our equity positions in Whitewater and Oryx pipeline systems. In 2019, we closed or will close on transactions to monetize the value in Whitewater and Oryx totaling approximately $500 million. Overall, we believe we are well positioned for prudent and disciplined growth assuming a constructive commodity price environment. For 2019, we currently expect our operating cash flows to approximate our base capital expenditures plan. However, the challenging and dynamic environment of oil and gas industry, along with future market conditions, may alter these expectations or plans. We would make appropriate adjustments to our plans if we foresee other-than-temporary changes in market conditions, including significant fluctuation in expected commodity prices.
Our expected base capital budget for full-year 2019 is $1.1 billion to $1.275 billion excluding land purchases. Planned capital for drilling and completions, including non-operated wells, is $1.050 billion to $1.175 billion for the full year 2019, with an additional $50 million to $100 million in midstream opportunities in the Delaware Basin. Additionally, we estimate between $30 million and $50 million for equity method investments.
Our March 31, 2019 liquidity totaled approximately $1.1 billion, reflecting amounts available under the Credit Facility Agreement and cash on hand. Our next Senior Note maturity of $529 million is not due until 2022. As of this filing, our Credit Facility Agreement is subject to a $2.1 billion borrowing base with aggregate elected commitments of $1.5 billion and a maturity date of April 17, 2023, subject to a springing maturity on October 15, 2021 (see Note 6 of Notes to Consolidated Financial Statements for further discussion). We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
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
We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. Commodity prices are volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel over the past five years. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our proved properties is $5.7 billion. In addition, the net book value associated with unproved leasehold is approximately $1.8 billion and is primarily associated with our Delaware Basin properties. See our discussion of impairment of long-lived assets in our Critical Accounting Estimates discussion in our 2018 Annual Report on Form 10-K.

Three Month-Over-Three Month Results of Operations
Revenue analysis

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2019	2018
	(Millions)
Revenues:
Oil sales	$449	$360	$89	25%
Natural gas sales	25	17	8	47%
Natural gas liquid sales	33	30	3	10%
Total product revenues	507	407	100	25%
Net gain (loss) on derivatives	(207)	(69)	(138)	(200)%
Commodity management	59	36	23	64%
Total revenues	$359	$374	$(15)	(4)%

Significant variances in the respective line items of revenues are comprised of the following:
•$89 million increase in oil sales reflects $166 million related to higher production sales volumes offset by $77 million related to lower sales prices for the three months ended March 31, 2019 compared to 2018. The Delaware Basin volumes were 44.4 MBbls per day compared to 33.8 MBbls per day for the three months ended March 31, 2019 and 2018, respectively. The Williston Basin volumes were 51.7 MBbls per day compared to 32.0 MBbls per day for the three months ended March 31, 2019 and 2018, respectively. The following table reflects oil production prices, the price impact of our derivative settlements and volumes for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018

Oil sales (per barrel)	$51.92	$60.91
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	0.04	(9.92)
Oil net price including derivative settlements (per barrel)	$51.96	$50.99

Oil production sales volumes (MBbls)	8,648	5,920
Per day oil production sales volumes (MBbls/d)	96.1	65.8
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$8 million increase in natural gas sales reflects $9 million in higher production sales volumes partially offset by $1 million related to lower sales prices for the three months ended March 31, 2019 compared to 2018. The increase in our production sales volumes primarily relates to our Delaware Basin which had production volumes of 166.4 MMcf per day compared to 111.2 MMcf per day for the three months ended March 31, 2019 compared to 2018, respectively. The following table reflects natural gas production prices, the price impact of our derivative settlements and volumes for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018

Natural gas sales (per Mcf)	$1.36	$1.44
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	0.42	0.40
Natural gas net price including derivative settlements (per Mcf)	$1.78	$1.84

Natural gas production sales volumes (MMcf)	18,210	11,908
Per day natural gas production sales volumes (MMcf/d)	202.3	132.3
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•$3 million increase in natural gas liquids sales primarily reflects $21 million related to higher production sales volumes offset by $18 million related to lower sales prices for the three months ended March 31, 2019 compared to 2018. The primary increase in natural gas liquids production volumes was in the Delaware Basin, the volumes were 20.0 MBbls per day compared to 10.9 MBbls per day for the three months ended March 31, 2019 and 2018, respectively. The following table reflects NGL production prices, the price impact of our derivative settlements and volumes for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018

NGL sales (per barrel)	$14.47	$22.14
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	—	(0.69)
NGL net price including derivative settlements (per barrel)	$14.47	$21.45

NGL production sales volumes (MBbls)	2,288	1,340
Per day NGL production sales volumes (MBbls/d)	25.4	14.9
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$138 million unfavorable change in net gain (loss) on derivatives primarily reflects unfavorable change in crude oil derivatives which was a result of losses in 2019 due to increases in 2019 of forward commodity prices relative to our hedge positions as opposed to gains in 2018 due to decreases in 2018 of forward commodity prices relative to our hedge position at that time. Settlements to be received on derivatives totaled $9 million for the three months ended March 31, 2019 and settlements to be paid totaled $55 million for the three months ended March 31, 2018.
•$23 million increase in commodity management revenues primarily due to higher natural gas and crude sales volumes. A similar increase is reflected in the $10 million increase in related commodity management costs and expenses, discussed below. The increase in crude sales volumes is due to an increase in crude purchases to fulfill certain sales commitments. The increase in natural gas volumes resulted from the utilization of excess pipeline capacity we currently have in the Delaware Basin.
Cost and operating expense and operating income (loss) analysis

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2019	2018			2019	2018
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$219	$161	$(58)	(36)%	$15.68	$17.38
Lease and facility operating	86	55	(31)	(56)%	$6.13	$5.97
Gathering, processing and transportation	42	18	(24)	(133)%	$2.98	$1.93
Taxes other than income	39	30	(9)	(30)%	$2.79	$3.21
Exploration	24	19	(5)	(26)%
General and administrative:
General and administrative expenses	39	36	(3)	(8)%	$2.81	$3.84
Equity-based compensation	8	7	(1)	(14)%	$0.56	$0.80
Total general and administrative	47	43	(4)	(9)%	$3.37	$4.64
Commodity management	49	39	(10)	(26)%
Other—net	2	3	1	33%
Total costs and expenses	$508	$368	$(140)	(38)%
Operating income (loss)	$(149)	$6	$(155)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Significant variances in our costs and expenses are comprised of the following:
•$58 million increase in depreciation, depletion and amortization is primarily due to higher production volumes partially offset by a $1.70 per Boe decrease in rate which was impacted by higher estimated reserves as compared to March 31, 2018 due to a higher 12-month average price, the addition of new wells with lower relative cost per Boe and an increase in Delaware production relative to the overall total.
•$31 million increase in lease and facility operating expenses primarily related to increased production volumes.
•$24 million increase in gathering, processing and transportation is due to growth in production volumes and the impact of new or modified contracts in the Delaware and Williston Basins.
•$9 million increase in taxes other than income related to increased product revenues, previously discussed.
•$10 million increase in commodity management expenses is primarily due to higher natural gas and crude purchase volumes, as discussed above.
Results below operating income (loss)

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2019	2018
	(Millions)
Operating income (loss)	$(149)	$6	$(155)	NM
Interest expense	(41)	(46)	5	11%
Gain on sale of equity investment	126	—	126	NM
Investment income (loss) and other	2	(1)	3	NM
Income (loss) from continuing operations before income taxes	(62)	(41)	(21)	(51)%
Provision (benefit) for income taxes	(14)	(15)	(1)	(7)%
Income (loss) from continuing operations	(48)	(26)	(22)	(85)%
Income (loss) from discontinued operations	—	(89)	89	100%
Net income (loss)	$(48)	$(115)	67	58%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The decrease in interest expense primarily relates to lower level of debt outstanding in 2019 compared to 2018.
Gain on sale of equity investment in 2019 related to the sale of our equity interest in the Whitewater natural gas pipeline. See Note 4 of Notes to Consolidated Financial Statements for details of this sale.
See Note 7 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for 2019 and 2018.
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
We note the following assumptions for 2019 capital expenditures:

•our planned capital expenditures for full-year 2019, excluding acquisitions, are estimated to be approximately $1.1 billion to $1.275 billion of which $1.050 billion to $1.175 billion relates to drilling and completions, including facilities. As of March 31, 2019, we have incurred $293 million of drilling and completion capital expenditures including facilities; and
•we have hedged a portion of our anticipated 2019 oil and gas production as disclosed in Commodity Price Risk Management following this section.
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
Credit Facility
Our Credit Facility, as amended, includes total commitments of $1.5 billion on a $2.0 billion Borrowing Base with a maturity date of April 17, 2023, subject to a springing maturity on October 15, 2021 if available liquidity minus outstanding 2022 notes is less than $500 million. In April 2019, the Borrowing Base was increased to $2.1 billion and will remain in effect until the next Redetermination Date (see Note 6 of Notes to Consolidated Financial Statements). Based on our current credit ratings, a Collateral Trigger Period applies which makes the Credit Facility subject to certain financial covenants and a Borrowing Base. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility see Note 9 of Notes to Consolidated Financial Statements on our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, WPX had $314 million borrowings outstanding and $47 million of letters of credit issued under the Credit Facility and we were in compliance with our covenants under the credit agreement. Our unused borrowing availability was $1,139 million as of March 31, 2019. As of the date of this filing, we are in compliance with all terms, conditions and financial covenants of the Credit Facility, as amended.
Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing oil and gas properties, we enter into derivative contracts for a portion of our future production (see Note 11 of Notes to Consolidated Financial Statements). We chose not to designate our derivative contracts associated with our future production as cash flow hedges for accounting purposes. The following table sets forth, as of the date of this filing, the derivative notional volumes of the net (long) short positions for the remainder of 2019 and 2020 that are economic hedges of our production volumes:

Crude Oil	Apr - Dec 2019		2020
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	53,000	$54.62	20,000	$59.03
Fixed Price Calls—WTI	5,000	$54.08	—	$—
Fixed Price Costless Collars—WTI	8,000	$50.00 - $60.19	20,000	$53.33 - $63.48
Basis swaps—Midland	21,338	$(1.23)	7,486	$(1.31)
Basis swaps—Nymex Calendar Monthly Avg Roll	17,818	$0.11	—	$—
Basis swaps—Magellan East Houston/Midland	2,444	$8.12	—	$—
Basis swaps—Argus LLS/Midland	1,113	$8.60	—	$—
Basis swaps—Magellan East Houston/Argus LLS	1,113	$0.75	—	$—
Basis swaps—Clearbrook	4,342	$(3.05)	—	$—
Basis swaps—Brent/WTI Spread	—	$—	5,000	$8.36

Natural Gas	Apr - Dec 2019		2020
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	110	$3.07	—	$—
Basis swaps—Permian	25	$(0.39)	—	$—
Basis swaps—Waha	15	$2.94	60	$(0.79)
Basis swaps—Houston Ship Channel	30	$(0.09)	—	$—

Sources (Uses) of Cash

	Three months ended March 31,
	2019	2018
	(Millions)
Net cash provided by (used in):
Operating activities	$272	$145
Investing activities	(237)	362
Financing activities	(29)	(14)
Net increase (decrease) in cash and cash equivalents and restricted cash	$6	$493
Operating activities
Net cash provided by operating activities increased for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to higher production volumes in 2019 and realizations on our derivatives, partially offset by higher operating costs and lower commodity prices. Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $46 million for the three months ended March 31, 2018. In addition, cash outflows related to Powder River Basin gathering and transportation contracts retained by WPX were $8 million and $10 million for the three months ended March 31, 2019 and 2018, respectively.
Investing activities
The table below includes cash and incurred capital expenditures for drilling and completions and capital expenditures excluding facilities for land acquisitions.

	Three months ended March 31,
	2019	2018

Cash capital expenditures for drilling and completions:
Continuing operations	$321	$280
Discontinued operations	—	23
Total	$321	$303

Capital expenditures incurred for drilling and completions:
Continuing operations	$296	$306
Discontinued operations	—	23
Total	$296	$329

Land acquisitions	$102	$5

Net cash provided by (used in) investing activities for the three months ended March 31, 2019 includes the sales of certain non-core properties and our 20 percent equity interest in Whitewater natural gas pipeline (see Note 4 of Notes to Consolidated Financial Statements). Net cash provided by investing activities for the three months ended March 31, 2018 includes $667 million from the sale of San Juan Gallup (see Note 2 of Notes to Consolidated Financial Statements).
Financing activities
Net cash provided by (used in) financing activities for the three months ended March 31, 2019 and 2018 includes payment for shares withheld for taxes of $15 million and $11 million, respectively.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at March 31, 2019 or at December 31, 2018. Although not a financing arrangement, we have provided a guarantee for certain obligations transferred as part of a divestment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is primarily related to our debt portfolio and has not materially changed during the first three months of 2019.
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
Nontrading
Our nontrading portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net liability of $74 million and a net asset of $141 million at March 31, 2019 and December 31, 2018, respectively.

The value at risk for derivative contracts held for nontrading purposes was $40 million at March 31, 2019 and $26 million at December 31, 2018. During the last 12 months, our value at risk for these contracts ranged from a high of $45 million to a low of $26 million.
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
Changes in Internal Control over Financial Reporting
During first quarter of 2019, we implemented a major portion of a new enterprise resource planning ("ERP") accounting and reporting system in order to upgrade our technology and improve the timeliness and processing of our financial and operational information. The overall implementation will be ongoing throughout 2019 with a planned completion of December 31, 2019. Although the ERP functions as an integral part of our processes and system of internal controls, we concluded that, as of the end of the period covered in this report, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of March 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

EXHIBITS

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of July 13, 2015, by and among RKI Exploration & Production, LLC, WPX Energy, Inc. and Thunder Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

2.2**	Membership Interest Purchase Agreement by and Among WPX Energy Holdings, LLC, as Seller, WPX Energy, Inc., solely for purposes of Section 14.15, and Terra Energy Partners LLC, as Purchaser, dated February 8, 2016 (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2016)

2.3**	Purchase and Sale Agreement, dated as of January 12, 2017, by and among RKI Exploration & Production, LLC, Panther Energy Company II, LLC and CP2 Operating, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017)

3.1	Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

3.3	Amended and Restated Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2014)

3.4	Certificate of Designations for 6.25% Series A Mandatory Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

4.1	Indenture, dated as of November 14, 2011, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

4.2	Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.3	First Supplemental Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.4	Second Supplemental Indenture, dated as of July 22, 2015, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

4.5	Third Supplemental Indenture, dated as of May 23, 2018, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2018)

10.1	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2	Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

10.3	Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

10.4	WPX Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 29, 2013) (1)

10.5	WPX Energy, Inc. Amended 2011 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018) (1)

Exhibit No.	Description
10.6	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.7	Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.8	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.9	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.10	Form of Stock Option Agreement between WPX Energy, Inc. and Section 16 Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (1)

10.11	WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.12	WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.13	Employment Agreement, dated April 29, 2014, between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.14	Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.15	Form of 2014 Time-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.16	Form of 2014 Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.17	Form of Time-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.5 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.18	Form of Performance-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.6 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.19	Form of Restricted Stock Unit Award between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

10.20	Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.21	First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing Administrative Agent and existing Swingline Lender, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

Exhibit No.	Description
10.22	Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.23	Second Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among WPX Energy, Inc., as the borrower thereunder, the financial institutions party thereto from time to time, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2016)

10.24	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.25	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2016) (1)

10.26	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.27	Amended and Restated WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.28	Purchase and Sale Agreement by and Among WPX Energy Production, LLC and Enduring Resources IV, LLC dated January 30, 2018 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2018)

10.29	WPX Energy, Inc. 2013 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.30	Form of Amended and Restated Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.31	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.32	Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018)

10.33	Second Amendment to the Second Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement dated April 17, 2018, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 20, 2018)

10.34	Form of Amendment to Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.40 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)(1)

10.35	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (Incorporated by reference to Exhibit 10.35 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018)

10.36	Third Amendment to the Second Amended and Restated Credit Agreement dated April 22, 2019, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 23, 2019)

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	All schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request
(1)	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX Energy, Inc. (Registrant)

By:	/s/ Stephen L. Faulkner
Stephen L. Faulkner Controller (Principal Accounting Officer)
Date: May 2, 2019