Form 10-Q
period 2019-09-30
WPX ENERGY, INC.
filed 2019-10-31
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at October 30, 2019 were 416,740,907.

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

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$13	$3
Accounts receivable, net of allowance	553	405
Derivative assets	169	174
Inventories	46	48
Assets classified as held for sale	—	79
Other	35	30
Total current assets	816	739
Investments	51	167
Properties and equipment (successful efforts method of accounting)	10,985	9,949
Less—accumulated depreciation, depletion and amortization	(3,411)	(2,683)
Properties and equipment, net	7,574	7,266
Derivative assets	56	4
Other noncurrent assets (Note 1)	123	27
Total assets	$8,620	$8,203

Liabilities and Equity
Current liabilities:
Accounts payable	$686	$514
Accrued and other current liabilities (Note 1)	209	178
Derivative liabilities	35	23
Total current liabilities	930	715
Deferred income taxes	307	201
Long-term debt, net	2,201	2,485
Derivative liabilities	7	14
Other noncurrent liabilities (Note 1)	532	487
Contingent liabilities and commitments (Note 8)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares outstanding)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 418.2 million and 420.6 million shares issued and outstanding at September 30, 2019 and December 31, 2018)	4	4
Additional paid-in-capital	7,698	7,734
Accumulated deficit	(3,059)	(3,437)
Total stockholders’ equity	4,643	4,301
Total liabilities and equity	$8,620	$8,203
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:	(Millions, except per-share amounts)
Product revenues:
Oil sales	$539	$503	$1,499	$1,331
Natural gas sales	16	18	57	51
Natural gas liquid sales	26	33	90	99
Total product revenues	581	554	1,646	1,481
Net gain (loss) on derivatives	175	(139)	46	(362)
Commodity management	38	68	155	168
Other	1	1	2	1
Total revenues	795	484	1,849	1,288
Costs and expenses:
Depreciation, depletion and amortization	241	193	681	551
Lease and facility operating	96	68	276	182
Gathering, processing and transportation	49	26	131	64
Taxes other than income	46	45	128	116
Exploration (Note 4)	22	18	70	54
General and administrative (including equity-based compensation of $9 million, $8 million, $25 million and $25 million for the respective periods)	51	44	146	131
Commodity management	36	63	126	156
Other—net	12	1	17	5
Total costs and expenses	553	458	1,575	1,259
Operating income	242	26	274	29
Interest expense	(38)	(38)	(119)	(123)
Loss on extinguishment of debt	(47)	—	(47)	(71)
Gains on equity method investment transactions	—	—	373	—
Investment income (loss) and other	4	(2)	7	(2)
Income (loss) from continuing operations before income taxes	161	(14)	488	(167)
Provision (benefit) for income taxes	39	(8)	109	(56)
Income (loss) from continuing operations	122	(6)	379	(111)
Loss from discontinued operations	(1)	(1)	(1)	(92)
Net income (loss)	121	(7)	378	(203)
Less: Dividends on preferred stock	—	—	—	8
Net income (loss) available to WPX Energy, Inc. common stockholders	$121	$(7)	$378	$(211)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$122	$(6)	$379	$(119)
Loss from discontinued operations	(1)	(1)	(1)	(92)
Net income (loss)	$121	$(7)	$378	$(211)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.29	$(0.01)	$0.90	$(0.29)
Loss from discontinued operations	—	—	—	(0.23)
Net income (loss)	$0.29	$(0.01)	$0.90	$(0.52)
Basic weighted-average shares	420.8	414.0	421.4	404.3
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.29	$(0.01)	$0.89	$(0.29)
Loss from discontinued operations	—	—	—	(0.23)
Net income (loss)	$0.29	$(0.01)	$0.89	$(0.52)
Diluted weighted-average shares	421.8	414.0	423.0	404.3
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Three months ended September 30,
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
	(Millions)
Balance at June 30, 2019	$—	$4	$7,737	$(3,180)	$4,561
Net income	—	—	—	121	121
Stock-based compensation, net of tax impact	—	—	9	—	9
Transaction costs (Note 10)	—	—	(5)	—	(5)
Repurchases of common stock	—	—	(43)	—	(43)
Balance at September 30, 2019	$—	$4	$7,698	$(3,059)	$4,643

Balance at June 30, 2018	$232	$4	$7,483	$(3,784)	$3,935
Net loss	—	—	—	(7)	(7)
Stock-based compensation, net of tax impact	—	—	11	—	11
Conversion of preferred stock to common stock	(232)	—	232	—	—
Dividends on preferred stock	—	—	—	—	—
Balance at September 30, 2018	$—	$4	$7,726	$(3,791)	$3,939

	Nine months ended September 30,
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
	(Millions)
Balance at December 31, 2018	$—	$4	$7,734	$(3,437)	$4,301
Net income	—	—	—	378	378
Stock-based compensation, net of tax impact	—	—	12	—	12
Transaction costs (Note 10)	—	—	(5)	—	(5)
Repurchases of common stock	—	—	(43)	—	(43)
Balance at September 30, 2019	$—	$4	$7,698	$(3,059)	$4,643

Balance at December 31, 2017	$232	$4	$7,479	$(3,588)	$4,127
Net loss	—	—	—	(203)	(203)
Stock-based compensation, net of tax impact	—	—	23	—	23
Conversion of preferred stock to common stock	(232)	—	232	—	—
Dividends on preferred stock	—	—	(8)	—	(8)
Balance at September 30, 2018	$—	$4	$7,726	$(3,791)	$3,939
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating Activities(a)	(Millions)
Net income (loss)	$378	$(203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	681	559
Deferred income tax provision (benefit)	106	(84)
Provision for impairment of properties and equipment (including certain exploration expenses)	62	53
Gains related to equity method investment transactions	(373)	—
Net (gain) loss on derivatives	(46)	362
Net settlements related to derivatives	3	(218)
Amortization of stock-based awards	26	26
Loss on extinguishment of debt	47	71
Net loss on sales of assets including discontinued operations	—	150
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(193)	(61)
Inventories	1	(15)
Other current assets	(2)	5
Accounts payable	225	71
Federal income taxes receivable	38	—
Accrued and other current liabilities	(40)	(48)
Liabilities accrued in prior years for retained transportation and gathering contracts related to discontinued operations	(22)	(37)
Other, including changes in other noncurrent assets and liabilities	15	21
Net cash provided by operating activities(a)	906	652
Investing Activities(a)
Capital expenditures(b)	(1,090)	(1,013)
Proceeds from sales of assets and equity method investment transactions	589	682
Contributions to or purchases of equity method investments	(18)	(72)
Distributions from equity method investments	11	—
Other	1	—
Net cash used in investing activities(a)	(507)	(403)
Financing Activities
Proceeds from common stock	1	9
Dividends paid on preferred stock	—	(11)
Payments for repurchases of common stock	(43)	—
Borrowings on credit facility	1,281	726
Payments on credit facility	(1,611)	(638)
Proceeds from long-term debt, net of discount	593	494
Payments for retirement of long-term debt, including premium	(594)	(986)
Taxes paid for shares withheld	(16)	(13)
Payments for debt issuance costs and credit facility amendment fees	(2)	(10)
Other	6	29
Net cash used in financing activities	(385)	(400)
Net increase (decrease) in cash and cash equivalents and restricted cash	14	(151)
Cash and cash equivalents and restricted cash at beginning of period	18	201
Cash and cash equivalents and restricted cash at end of period	$32	$50
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted.
(b) Increase to properties and equipment	$(1,030)	$(1,074)
Changes in related accounts payable and accounts receivable	(60)	61
Capital expenditures	$(1,090)	$(1,013)
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
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 in the Company's Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2019, results of operations for the three and nine months ended September 30, 2019 and 2018, changes in equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The Company has no element of comprehensive income (loss) other than net income (loss).
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Recently Adopted Accounting Standards
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, effective January 1, 2019. The standard requires the recognition of right-of-use assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. Under the new standard, a determination is made at the inception of a contract as to whether the contract is, or contains a lease. Leases convey the right to control the use of an identified asset in exchange for consideration. We used a transition method that applies the new lease standard at January 1, 2019, and recognizes any cumulative-effect adjustments to the opening balance of 2019 retained earnings. The cumulative effect adjustment was not material. Upon adoption, we recorded initial right-of-use assets of $90 million in other noncurrent assets, noncurrent lease liabilities of $46 million in other noncurrent liabilities and current lease liabilities of $44 million in accrued and other current liabilities. The Company applied a policy election to exclude short-term leases (leases with a term of 12 months or less) from balance sheet recognition and also elected certain practical expedients at adoption including the treatment of lease and non-lease components as a single lease component for all asset classes. As permitted, we applied certain other practical expedients in which we elected not to reassess:
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
Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses. This ASU, as further amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements since the Company does not have a history of material credit losses.
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
Note 2. Discontinued Operations
In first-quarter 2018, we sold our properties in the San Juan Gallup oil play and we received approximately $667 million (subject to post-closing adjustments). In addition, the purchaser assumed approximately $309 million of gathering and processing commitments; however, WPX has left in place a performance guarantee with respect to these commitments. The current remaining commitment is approximately $277 million. We believed and continue to believe that any future performance under this guarantee obligation is highly unlikely given our understanding of the buyer’s credit position, the indemnity arrangement between the Company and the purchaser, and the declining size of the obligations subject to the guarantee over time. As part of the divestiture, we determined the fair value of the guarantee that was provided. We estimated the fair value of the guarantee to be approximately $9 million based on the factors mentioned above along with projections of estimated future

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
volume throughputs and risk adjusted discount rates, all of which are Level 3 inputs. This amount is included in our calculation of the loss on sale. We recorded a total loss on the sale of $147 million in 2018.
Our discontinued operations consist of the previously owned properties in the San Juan Basin and accretion on certain transportation and gathering obligations retained and recognized in prior years associated with our exit from the Powder River Basin.
Summarized Results of Discontinued Operations
The following table presents the results of our discontinued operations for the nine months ended September 30, 2018. For the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, our discontinued operations activity was minimal and therefore is not included in the table below.

Nine months ended September 30,
2018
(Millions)
Total revenues	$75
Costs and expenses:
Depreciation, depletion and amortization	$8
Lease and facility operating	7
Gathering, processing and transportation	12
Taxes other than income	5
General and administrative	1
Exploration	3
Accretion for transportation and gathering obligations retained	5
Other—net	4
Total costs and expenses	45
Operating income	30
Loss on sale of assets	(151)
Loss from discontinued operations before income taxes	(121)
Income tax benefit	(29)
Loss from discontinued operations	$(92)

Cash Flows Attributable to Discontinued Operations
Cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $22 million and $37 million for the nine months ended September 30, 2019 and 2018, respectively. In addition, cash flows related to San Juan Gallup were $44 million of cash provided by operating activities, excluding income taxes and changes in working capital items, and $29 million of cash capital expenditures within investing activities for the nine months ended September 30, 2018.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 3. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Millions, except per-share amounts)
Income (loss) from continuing operations	$122	$(6)	$379	$(111)
Less: Dividends on preferred stock	—	—	—	8
Income (loss) from continuing operations available to WPX Energy, Inc. common stockholders for basic and diluted earnings (loss) per common share	$122	$(6)	$379	$(119)

Basic weighted-average shares	420.8	414.0	421.4	404.3
Effect of dilutive securities(a)	1.0	—	1.6	—
Diluted weighted-average shares	421.8	414.0	423.0	404.3
Earnings (loss) per common share from continuing operations:
Basic	$0.29	$(0.01)	$0.90	$(0.29)
Diluted	$0.29	$(0.01)	$0.89	$(0.29)
__________
(a) Certain amounts of nonvested restricted stock units and awards and stock options are excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to (i) a loss from continuing operations attributable to WPX Energy, Inc. available to common stockholders, or (ii) application of the treasury stock method to certain nonvested restricted stock units and awards. The excluded amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Millions)
Weighted-average nonvested restricted stock units and awards	—	3.5	—	3.1
Weighted-average stock options	—	0.2	—	0.2
Nonvested restricted stock units and awards antidilutive under the treasury stock method	4.5	—	4.5	—

Note 4. Asset Sale, Equity Method Investment Transactions, Exploration Expenses and Other
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Millions)
Unproved leasehold property amortization	$20	$18	$64	$51
Geologic and geophysical costs	2	—	6	3
Total exploration expenses	$22	$18	$70	$54
Other
In third-quarter 2019, we recorded an $11 million charge included in Other-net on the Consolidated Statements of Operations associated with an offer made by us to settle certain contractual disputes in the Williston Basin. The offer is still pending.

Note 5. Inventories
The following table presents a summary of our inventories as of the dates indicated.

	September 30, 2019	December 31, 2018
	(Millions)
Material, supplies and other	$42	$46
Commodity production in transit or storage	4	2
Total inventories	$46	$48

Note 6. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated.

	September 30, 2019	December 31, 2018
	(Millions)
Credit facility agreement	$—	$330
6.000% Senior Notes due 2022	73	529
8.250% Senior Notes due 2023	406	500
5.250% Senior Notes due 2024	650	650
5.750% Senior Notes due 2026	500	500
5.250% Senior Notes due 2027	600	—
Total long-term debt	$2,229	$2,509
Less: Debt issuance costs on long-term debt(a)	28	24
Total long-term debt, net(a)	$2,201	$2,485
__________
(a)Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.
Credit Facility
As of September 30, 2019, we had no borrowings outstanding and $37 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants with full access to the Credit Facility.
On April 22, 2019, the Company entered into a Third Amendment to Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, the Swingline Lender and each of the issuing banks party thereto (the "Credit Facility"). The Credit Facility, as amended, gives the Company the option, if certain conditions are

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Senior Notes
On September 24, 2019, we completed a debt offering of $600 million of 5.250% Senior Notes due in 2027 (the “2027 Notes”). The notes are senior unsecured obligations ranking equally with the Company’s other existing and future senior unsecured indebtedness. Interest is payable on the notes semiannually in arrears on April 15 and October 15 of each year commencing on April 15, 2020. The 2027 Notes will mature on October 15, 2027 with the option, prior to October 15, 2022, to redeem some or all of the notes at a specified “make whole” premium as described in the indenture governing the notes or, at any time on or after October 15, 2022, we have the option to redeem the notes, in whole or in part, at the applicable redemption prices set forth in the indenture. The net proceeds from the offering of the 2027 Notes was approximately $592.5 million and approximately $2 million of debt issuance costs were capitalized.
The net proceeds from this offering were used to fund the purchase of $550 million aggregate principal amount of our 2022 Notes and 2023 Notes through cash tender offers. As a result of the debt tender offers, we recorded a loss on extinguishment of debt of $47 million, which includes approximately $44 million of premium and approximately $3 million write-off of previously capitalized costs.
See our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion related to our senior notes.
Note 7. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Millions)
Current:
Federal	$—	$—	$—	$—
State	1	(1)	2	(1)
	1	(1)	2	(1)
Deferred:
Federal	33	(6)	96	(43)
State	5	(1)	11	(12)
	38	(7)	107	(55)
Total provision (benefit)	$39	$(8)	$109	$(56)

The effective income tax rate for the three months ended September 30, 2019, differs from the federal statutory rate of 21 percent due to the effect of state income taxes.
The effective income tax rate for the three months ended September 30, 2018, differs from the federal statutory rate of 21 percent due to the impact of equity-based compensation and the effect of state income taxes.
The effective income tax rate for the nine months ended September 30, 2019, differs slightly from the federal statutory rate of 21 percent due to the effect of state income taxes and equity-based compensation, partially offset by the reversal of the valuation allowance on capital loss carryovers resulting from the expected capital gains from the 2019 transactions involving equity interests in partnerships.
The effective income tax rate for the nine months ended September 30, 2018, differs from the federal statutory rate of 21 percent due to the impact of equity-based compensation and the effect of an adjustment to state deferred taxes as a result of a

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
decrease in the blended state income tax rate due to changes in state apportionment factors resulting from the divestment of our San Juan Basin assets.
We have recorded valuation allowances against deferred tax assets attributable primarily to certain state net operating loss (“NOL”) carryovers. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income, or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies. We have not recorded a valuation allowance against our federal NOL carryover, but a valuation allowance could be required in future periods if the federal NOL carryover increases or circumstances change.
The ability of WPX to utilize loss carryovers or minimum tax credits to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of September 30, 2019, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for the company we acquired in 2015 (“RKI”). Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the acquisition.
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
As of September 30, 2019, the Company has approximately $9 million of unrecognized tax benefits which is offset by an increase in deferred tax assets of approximately $7 million. Currently, we do not expect ultimate resolution of our uncertain tax position during the next 12 months.
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
Civil suits based on allegations of manipulating published gas price indices have been brought against us and others, seeking unspecified amounts of damages. We are currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri and Wisconsin and brought on behalf of direct and indirect purchasers of natural gas in those states. These cases were transferred to the federal court in Nevada. In 2008, the court granted summary judgment in the Colorado case in favor of us and most of the other defendants based on plaintiffs’ lack of standing. On January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal and entered judgment in our favor. On August 6, 2018, the Ninth Circuit reversed the orders denying class certification and remanded to the MDL Court. On September 7, 2018, those plaintiffs filed a motion seeking remand to the originally filed district courts of Missouri, Kansas and Wisconsin. In February, 2019, settlement agreements with the Kansas and Missouri class claimants were executed, and on August 5, 2019, after the final fairness hearing, the court approved the settlement and entered final judgment. In the Wisconsin class action, defendants' motion for entry of their proposed order denying class certification remains pending, along with the plaintiffs' motion to remand the case to the originally filed district court.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
litigation have asserted claims regarding, among other things, the method by which we took transportation costs into account when calculating royalty payments.
As of September 30, 2019, we have not received any additional significant claims against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of September 30, 2019 and December 31, 2018, the Company had accrued approximately $11 million for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Commitments
During 2019, primarily in the second quarter, we contracted for additional oil and natural gas transportation capacity to other locations in attempts to avoid location constraints and obtain more favorable pricing differentials. This capacity is associated with projects for which the counterparties have not yet begun construction. Related minimum commitments, when construction is complete and facilities are in service, total approximately $880 million over a five to ten year period with annual demand payments, beginning in 2020, ranging from approximately $19 million to $118 million.
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
Certain of our leases include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. From time to time we may enter into lease contracts that commence in future periods. Lease contracts that will commence subsequent to September 30, 2019 are not significant.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
The following tables include quantitative disclosures related to our leases.

Nine months ended September 30, 2019
(Millions)
Lease Costs:
Leases recorded on the Consolidated Balance Sheet:
Operating lease cost—drilling rigs(a)	$31
Operating lease cost—other(a)	14
Variable lease cost—drilling rigs(a)	4
Variable lease cost—other(a)	3
Short-term leases:
Drilling rigs(b)	30
Other(b)	89
Total lease cost	$171
Other Information:
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows used for operating leases(a)	$14
Investing cash flows used for operating leases(a)	$31
Right-of-use assets obtained in exchange for new operating lease liabilities	$44
Weighted-average remaining lease term (in years)	1.59 years
Weighted-average discount rate—operating leases	5%
__________
(a)Amounts are presented before recovery of amounts billed to or reimbursed by other working interest owners.
(b)Includes variable lease costs on short-term leases.
The following tables include quantitative disclosures related to our leases as of September 30, 2019.

	Drilling Rigs	Real Estate, Compression and Other	Total Undiscounted Cash Flows
	(Millions)
Maturity of Lease Liabilities:
October 2019 through December 2019	$11	$5	$16
2020	44	18	62
2021	5	10	15
2022	—	1	1
2023	—	—	—
Thereafter	—	—	—
			$94
Current lease liabilities	$43	$17	$60
Noncurrent lease liabilities	16	15	31
Total lease liabilities	$59	$32	$91
Difference between undiscounted cash flows and discounted cash flows			$3
Total right-of-use assets on Consolidated Balance Sheet			$91

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 10. Stockholders' Equity
Share Repurchase Program
On August 5, 2019, we announced that our Board of Directors authorized a plan to repurchase up to $400 million of our outstanding shares over a 24 month period. Under the share repurchase program, we may repurchase shares at management’s discretion in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The amount and timing of repurchases are subject to a number of factors, including stock price, trading volume, general market conditions, legal requirements, general business conditions and corporate considerations determined by WPX’s management, such as liquidity and capital needs. This share repurchase program may be modified, suspended or terminated at any time by our Board of Directors. As of September 30, 2019, we have repurchased approximately 4.2 million shares under the program at an average price of $10.23.
Transaction Costs
In September and October 2019, we entered into strategic relationships with two third parties through two newly-formed subsidiaries for purposes of acquiring mineral interests and funding participation in future non-operated well interests. In accordance with and subject to the terms of the agreements, both parties have committed to fund future contributions, subject to certain limits, through the end of 2020 and 2022. The third-party contributions would represent 80 percent to 85 percent of the total contributions to the partnerships. WPX will be entitled to receive varying percentages of returns based upon achievement of certain predetermined thresholds.

WPX holds a controlling financial interest in these partnerships. Accordingly, we will consolidate the financial results of these entities and will present the portion attributable to the third parties as a noncontrolling interest in our consolidated financial statements. We incurred approximately $5 million of costs associated with the formation of the partnerships which are recognized as a reduction of additional paid-in-capital within stockholders’ equity attributable to WPX.
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

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$225	$—	$225	$—	$175	$3	$178
Energy derivative liabilities	$—	$42	$—	$42	$—	$37	$—	$37
Total debt(a)	$—	$2,317	$—	$2,317	$—	$2,414	$—	$2,414
__________
(a)The carrying value of total debt, excluding debt issuance costs, was $2,229 million and $2,509 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of our debt, which also excludes debt issuance costs, is determined on market rates and the prices of similar securities with similar terms and credit ratings.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Forward, swap, option and swaption contracts are considered Level 2 and are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of our production, are structured as calls and collars that are financially settled. All of our financial options are valued using an industry standard Black-Scholes option pricing model. In connection with swaps, we may sell call options or swaptions to the swap counterparties in exchange for receiving premium hedge prices on the swaps. The sold calls or swaptions establish a maximum price we will receive for the volumes under contract and are financially settled. Significant inputs into our Level 2 valuations include commodity prices, implied volatility and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.
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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We had instruments totaling less than $1 million and $3 million included in Level 3 as of September 30, 2019 and December 31, 2018, respectively.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended September 30, 2019 and 2018.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of September 30, 2019.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Oct - Dec 2019	Fixed Price Swaps	WTI	(83,000)	$56.72
Crude Oil	Oct - Dec 2019	Basis Swaps	Midland/Cushing	(22,000)	$(1.37)
Crude Oil	Oct - Dec 2019	Basis Swaps	Nymex CMA Roll	(13,261)	$0.11
Crude Oil	Oct - Dec 2019	Basis Swaps	Magellan East Houston	(2,000)	$4.63
Crude Oil	Oct - Dec 2019	Basis Swaps	Magellan East Houston/Midland	(9,000)	$6.02
Crude Oil	Oct - Dec 2019	Basis Swaps	Argus LLS/Midland	(2,000)	$8.60
Crude Oil	Oct - Dec 2019	Basis Swaps	Magellan East Houston/Argus LLS	(2,000)	$0.75
Crude Oil	Oct - Dec 2019	Basis Swaps	Clearbrook	(8,000)	$(3.23)
Crude Oil	Oct - Dec 2019	Fixed Price Calls	WTI	(5,000)	$54.08
Crude Oil	Oct - Dec 2019	Fixed Price Collars	WTI	(8,000)	$50.00 - $60.19
Crude Oil	2020	Fixed Price Swaps	WTI	(45,000)	$57.10
Crude Oil	2020	Basis Swaps	Midland/Cushing	(7,486)	$(1.31)
Crude Oil	2020	Basis Swaps	Brent/WTI Spread	(5,000)	$8.36
Crude Oil	2020	Fixed Price Collars	WTI	(20,000)	$53.33 - $63.48
Crude Oil	2021	Basis Swaps	Brent/WTI Spread	(1,000)	$8.00
Crude Oil	2022	Basis Swaps	Brent/WTI Spread	(1,000)	$7.75
Natural Gas
Natural Gas	Oct - Dec 2019	Fixed Price Swaps	Henry Hub	(110)	$3.07
Natural Gas	Oct - Dec 2019	Basis Swaps	Permian	(25)	$(0.39)
Natural Gas	Oct - Dec 2019	Basis Swaps	Waha	(35)	$0.81
Natural Gas	Oct - Dec 2019	Basis Swaps	Houston Ship Channel	(30)	$(0.09)
Natural Gas	2020	Basis Swaps	Waha	(60)	$(0.79)
Natural Gas	2021	Basis Swaps	Waha	(70)	$(0.59)
Natural Gas	2022	Basis Swaps	Waha	(70)	$(0.57)
Natural Gas	2023	Basis Swaps	Waha	(70)	$(0.51)
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. Net gain (loss) on derivatives on the Consolidated Statements of Operations includes net settlements to be received of $4 million and $3 million for the three and nine months ended September 30, 2019, respectively, and net settlements to be paid of $85 million and $218 million for the three and nine months ended September 30, 2018, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
September 30, 2019	(Millions)
Derivative assets with right of offset or master netting agreements	$225	$(39)	$186
Derivative liabilities with right of offset or master netting agreements	$(42)	$39	$(3)

December 31, 2018
Derivative assets with right of offset or master netting agreements	$178	$(37)	$141
Derivative liabilities with right of offset or master netting agreements	$(37)	$37	$—
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
As of September 30, 2019, we had no collateral posted to derivative counterparties, to support the aggregate fair value of our net $3 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. Assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, the additional collateral that we would have been required to post at September 30, 2019 was $3 million.
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
Our gross and net credit exposure from our derivative contracts were $225 million and $186 million, respectively, as of September 30, 2019. All of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our seven largest net counterparty positions represent approximately 86 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
One of our senior officers is on the board of directors of NGL Energy Partners, LP (“NGL Energy”). In the normal course of business, we sell crude oil to NGL Energy. For the first nine months of 2019, sales to NGL Energy were approximately 13 percent of our total consolidated revenues adjusted for loss on derivatives. In addition, a subsidiary of NGL Energy provides water disposal services for WPX that represent approximately 1 percent of operating expenses.
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
Overview
Composition of production (based on MBoe) and product revenue

Three months ended September 30,	Nine months ended September 30,
Overall quarter volumes increased 40 percent with oil leading the increase at 30 percent for the quarter. Our oil production as a percent of total production declined compared to 2018 due to Delaware production growth which has a higher natural gas component than our Williston production. The following table presents our production volumes and financial highlights for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
Production Sales Volume Data(a):		Per day		Per day		Per day		Per day
Oil (MBbls)	9,991	108.6	7,670	83.4	27,543	100.9	20,941	76.7
Natural gas (MMcf)	20,874	226.9	14,759	160.4	57,821	211.8	40,522	148.4
NGLs (MBbls)	2,486	27.0	1,259	13.7	7,267	26.6	4,313	15.8
Combined equivalent volumes (MBoe)(b)	15,955	173.4	11,389	123.8	44,446	162.8	32,007	117.2
Financial Data (millions):
Total product revenues	$581		$554		$1,646		$1,481
Total revenues	$795		$484		$1,849		$1,288
Operating income (loss)	$242		$26		$274		$29
Capital expenditure activity(c)	$264		$370		$1,030		$1,074
 __________
(a)Excludes production from our discontinued operations.
(b)MBoe are calculated using the ratio of six Mcf to one barrel of oil.
(c)Includes capital expenditures activity related to discontinued operations of $27 million for the nine months ended September 30, 2018.

Our third quarter 2019 operating results were $216 million favorable compared to third quarter 2018. The primary items impacting the three months ended September 30, 2019 compared to the same period in 2018 include:
•$27 million increase in product revenues, primarily oil sales. Overall, $192 million related to higher production sales volumes substantially offset by $165 million related to lower sales prices; and
•$314 million favorable change in net gain (loss) on derivatives.
Offset by:
•$100 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income.
Our year-to-date 2019 operating results were $245 million favorable compared to year-to-date 2018. The primary items impacting the nine months ended September 30, 2019 compared to the same period in 2018 include:
•$165 million increase in product revenues, primarily oil sales. Overall, $509 million related to higher oil volumes, partially offset by $344 million related to lower sales prices; and
•$408 million favorable change in net gain (loss) on derivatives.
Offset by:
•$303 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income.
Outlook
After our multi-year transformation of WPX, our oil-prone positions in the Delaware (Permian) and Williston Basins now form the foundation of WPX. Our acreage positions in each of these basins contains some of the top geology in the plays and in North America. Over the same period, we also assembled an attractive infrastructure portfolio in the Permian which will help flow our production out of the basin and will create additional value either through monetization of our midstream investments or lower operating costs. In addition to our joint venture with Howard Energy Partners LLC, we made additional investments during 2018 in our equity positions in Whitewater and Oryx pipeline systems. In 2019, we closed on transactions and monetized the value in Whitewater and Oryx totaling approximately $500 million. Overall, we believe we are well positioned for prudent and disciplined growth assuming a constructive commodity price environment. For 2019, we currently expect our operating cash flows to exceed our base capital expenditures plan. However, the challenging and dynamic environment of the oil and gas industry, along with future market conditions, may alter these expectations or plans. We would make appropriate adjustments to our plans if we foresee other-than-temporary changes in market conditions, including significant fluctuation in expected commodity prices.
Our expected base capital budget, excluding land purchases, for full-year 2019 is $1.125 billion to $1.25 billion. Planned capital for drilling and completions, including non-operated wells, is $1.075 billion to $1.150 billion for the full year 2019, with an additional $50 million to $100 million in midstream opportunities in the Delaware Basin.
Our liquidity at September 30, 2019 totaled approximately $1.5 billion, reflecting amounts available under the Credit Facility Agreement and cash on hand. In September 2019, we issued $600 million of 5.250% Senior Notes due 2027 and these funds were used to purchase $550 million aggregate principal amount of our 2022 and 2023 Notes. Our next Senior Note maturity of $73 million is not due until 2022. As of this filing, our Credit Facility Agreement is subject to a $2.1 billion borrowing base with aggregate elected commitments of $1.5 billion and a maturity date of April 17, 2023, subject to a springing maturity on October 15, 2021 (see Note 6 of Notes to Consolidated Financial Statements for further discussion). We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
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
We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. Commodity prices are volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel since 2014. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our proved properties is $5.9 billion. In addition, the net book value associated with unproved leasehold is approximately $1.7 billion and is primarily associated with our Delaware Basin properties. See our discussion of impairment of long-lived assets in our Critical Accounting Estimates discussion in our 2018 Annual Report on Form 10-K.

Results of Operations
Three Month-Over-Three Month Results of Operations
Revenue analysis

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2019	2018
	(Millions)
Revenues:
Oil sales	$539	$503	$36	7%
Natural gas sales	16	18	(2)	(11)%
Natural gas liquid sales	26	33	(7)	(21)%
Total product revenues	581	554	27	5%
Net gain (loss) on derivatives	175	(139)	314	NM
Commodity management	38	68	(30)	(44)%
Other	1	1	—	—%
Total revenues	$795	$484	$311	64%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:
•$36 million increase in oil sales reflects $152 million related to higher production sales volumes partially offset by $116 million related to lower sales prices for the three months ended September 30, 2019 compared to 2018. The increase in production sales volumes was driven by primarily by our Williston Basin. The Williston Basin volumes increased 51 percent to 61.4 MBbls per day from 40.6 MBbls per day for the three months ended September 30, 2019 and 2018, respectively. The Delaware Basin volumes increased 10 percent to 47.2 MBbls per day from 42.8 MBbls per day for the three months ended September 30, 2019 and 2018, respectively. The following table reflects oil production prices, the price impact of our derivative settlements and volumes for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018

Oil sales (per barrel)	53.92	$65.52
Impact of net cash paid related to settlement of derivatives (per barrel)(a)	(1.25)	(11.09)
Oil net price including derivative settlements (per barrel)	$52.67	$54.43

Oil production sales volumes (MBbls)	9,991	7,670
Per day oil production sales volumes (MBbls/d)	108.6	83.4
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•$2 million decrease in natural gas sales reflects $9 million related to lower sales prices offset by $7 million related to higher production sales volumes for the three months ended September 30, 2019 compared to 2018. The increased production primarily relates to the Delaware Basin. The Delaware Basin volumes were 180.9 Mmcf per day compared to 135.5 Mmcf per day for the three months ended September 30, 2019 and 2018, respectively. The following table reflects natural gas production prices, the price impact of our derivative settlements and volumes for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018

Natural gas sales (per Mcf)	$0.77	$1.22
Impact of net cash received related to settlement of derivatives (per Mcf)(a)	0.80	0.61
Natural gas net price including derivative settlements (per Mcf)	$1.57	$1.83

Natural gas production sales volumes (MMcf)	20,874	14,759
Per day natural gas production sales volumes (MMcf/d)	226.9	160.4
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$7 million decrease in natural gas liquids sales primarily reflect $40 million related to lower sales price partially offset by $33 million related to higher production sales volumes for the three months ended September 30, 2019 compared to 2018. The increased production primarily relates to the Delaware Basin. The Delaware Basin volumes were 19.3 MBbls per day compared to 10.0 MBbls per day for the three months ended September 30, 2019 and 2018, respectively. The following table reflects NGL production prices, the price impact of our derivative settlements and volumes for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018

NGL sales (per barrel)	$10.73	$26.68
Impact of net cash paid related to settlement of derivatives (per barrel)(a)	—	(7.09)
NGL net price including derivative settlements (per barrel)	$10.73	$19.59

NGL production sales volumes (MBbls)	2,486	1,259
Per day NGL production sales volumes (MBbls/d)	27.0	13.7
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$314 million favorable change in net gain (loss) on derivatives primarily reflects favorable change in crude oil derivatives which was a result of gains in 2019 due to decreases in 2019 of forward commodity prices relative to our hedge positions as opposed to losses in 2018 due to increases in 2018 of forward commodity prices relative to our hedge positions at that time. Settlements to be received on derivatives totaled $4 million for the three months ended September 30 2019 and settlements to be paid totaled $85 million for three months ended September 30, 2018, respectively.
•$30 million decrease in commodity management revenues is primarily due to lower crude sales volumes as well as lower natural gas prices. Crude sales volumes include purchases to fulfill certain sales commitments. Related commodity management costs and expenses decreased $27 million and are discussed below.

Cost and operating expense and operating income analysis

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2019	2018			2019	2018
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$241	$193	$(48)	(25)%	$15.11	$17.01
Lease and facility operating	96	68	(28)	(41)%	$6.02	$5.92
Gathering, processing and transportation	49	26	(23)	(88)%	$3.10	$2.29
Taxes other than income	46	45	(1)	(2)%	$2.90	$3.96
Exploration	22	18	(4)	(22)%
General and administrative:
General and administrative expenses	42	36	(6)	(17)%	$2.69	$3.17
Equity-based compensation	9	8	(1)	(13)%	$0.54	$0.68
Total general and administrative	51	44	(7)	(16)%	$3.23	$3.85
Commodity management	36	63	27	43%
Other—net	12	1	(11)	NM
Total costs and expenses	$553	$458	$(95)	(21)%
Operating income	$242	$26	$216	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:
•$48 million increase in depreciation, depletion and amortization is primarily due to higher production volumes partially offset by a $1.90 per Boe decrease in rate compared to September 30, 2018 primarily due to favorable technical revisions in the Williston Basin. The decrease in rate was also a result of the addition of new wells in the Williston Basin with lower relative cost per Boe.
•$28 million increase in lease and facility operating expenses primarily related to increased production volumes and higher water management costs.
•$23 million increase in gathering, processing and transportation primarily due to growth in production volumes and the impact of new or modified contracts in the Delaware and Williston Basins.
•$7 million increase in general and administrative expense for the three months ended September 30, 2019 compared to the same period in 2018. The three months ended September 30, 2019 included $3 million for costs associated with a voluntary exit program we offered to employees. We expect additional expense during the fourth quarter of 2019. Our general and administrative expenses per Boe decreased to an average $3.23 for the three months ended September 30, 2019 compared to $3.85 for the same period in 2018. Excluding the $3 million related to the voluntary exit program, our rate per Boe averaged $3.05 in 2019.
•$27 million decrease in commodity management expenses is primarily due to lower crude oil purchase volumes and depressed Delaware Basin pricing on physical natural gas cost of sales.
•$11 million increase in other expense primarily due to expense associated with an offer made by us to settle certain contract disputes. (See Note 4 of Notes to Consolidated Financial Statements).

Results below operating income

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2019	2018
	(Millions)
Operating income	$242	$26	$216	NM
Interest expense	(38)	(38)	—	—%
Loss on extinguishment of debt	(47)	—	(47)	NM
Investment income (loss) and other	4	(2)	6	NM
Income (loss) from continuing operations before income taxes	161	(14)	175	NM
Provision (benefit) for income taxes	39	(8)	(47)	NM
Income (loss) from continuing operations	122	(6)	128	NM
Loss from discontinued operations	(1)	(1)	—	—%
Net income (loss)	$121	$(7)	128	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
In the third quarter of 2019, we issued $600 million Senior Notes due in 2027. The net proceeds from this offering were used to fund the purchase of $550 million aggregate principal amount of our 2022 Notes and 2023 Notes. As a result of the early retirement of these Senior Notes, we recorded a loss on extinguishment of debt of $47 million in third-quarter 2018. See Note 6 of Notes to Consolidated Financial Statements for detail of this transaction.
For the three months ended September 30, 2019, we had provision for income taxes compared to a benefit for income taxes for the same period for 2018. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for both periods.

Nine Month-Over-Nine Month Results of Operations
Revenue analysis

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2019	2018
	(Millions)
Revenues:
Oil sales	$1,499	$1,331	$168	13%
Natural gas sales	57	51	6	12%
Natural gas liquid sales	90	99	(9)	(9)%
Total product revenues	1,646	1,481	165	11%
Net gain (loss) on derivatives	46	(362)	408	NM
Commodity management	155	168	(13)	(8)%
Other	2	1	1	100%
Total revenues	$1,849	$1,288	$561	44%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:
•$168 million increase in oil sales reflects $420 million related to higher production sales volumes offset by $252 million related to lower sales prices for the nine months ended September 30, 2019 compared to 2018. The Delaware Basin volumes were 46.0 MBbls per day compared to 38.6 MBbls per day for the nine months ended September 30, 2019 and 2018, respectively. The Williston Basin volumes were 54.9 MBbls per day compared to 38.1 MBbls per day for the nine months ended September 30, 2019 and 2018, respectively. The following table reflects oil production prices, the price impact of our derivative settlements and volumes for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018

Oil sales (per barrel)	$54.42	$63.55
Impact of net cash paid related to settlement of derivatives (per barrel)(a)	(1.40)	(10.89)
Oil net price including derivative settlements (per barrel)	$53.02	$52.66

Oil production sales volumes (MBbls)	27,543	20,941
Per day oil production sales volumes (MBbls/d)	100.9	76.7
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•$6 million increase in natural gas sales reflects $21 million in higher production sales volumes partially offset by $15 million related to lower sales prices for the nine months ended September 30, 2019 compared to 2018. The increase in our production sales volumes primarily relates to our Delaware Basin which had production volumes of 172.8 MMcf per day compared to 124.5 MMcf per day for the nine months ended September 30, 2019 compared to 2018, respectively. The following table reflects natural gas production prices, the price impact of our derivative settlements and volumes for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018

Natural gas sales (per Mcf)	$0.99	$1.25
Impact of net cash received related to settlement of derivatives (per Mcf)(a)	0.71	0.59
Natural gas net price including derivative settlements (per Mcf)	$1.70	$1.84

Natural gas production sales volumes (MMcf)	57,821	40,522
Per day natural gas production sales volumes (MMcf/d)	211.8	148.4
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$9 million decrease in natural gas liquids sales primarily reflects $77 million related to lower sales prices offset by $68 million related to higher production sales volumes for the nine months ended September 30, 2019 compared to 2018. The primary increase in natural gas liquids production volumes was in the Delaware Basin, the volumes were 20.3 MBbls per day compared to 11.7 MBbls per day for the nine months ended September 30, 2019 and 2018, respectively. The following table reflects NGL production prices, the price impact of our derivative settlements and volumes for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018

NGL sales (per barrel)	$12.42	$22.99
Impact of net cash paid related to settlement of derivatives (per barrel)(a)	—	(3.10)
NGL net price including derivative settlements (per barrel)	$12.42	$19.89

NGL production sales volumes (MBbls)	7,267	4,313
Per day NGL production sales volumes (MBbls/d)	26.6	15.8
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$408 million favorable change in net gain (loss) on derivatives primarily reflects favorable change in crude oil derivatives which was a result of gains in 2019 due to decreases in 2019 of forward commodity prices relative to our hedge positions as opposed to losses in 2018 due to increases in 2018 of forward commodity prices relative to our hedge position at that time. Settlements to be received on derivatives totaled $3 million and to be paid totaled $218 million for the nine months ended September 30, 2019 and 2018, respectively.
•$13 million decrease in commodity management revenues primarily due to lower crude sales volumes and lower prices on crude and natural gas sales. These decreases are offset by higher natural gas sales volumes in 2019 as a result of additional excess pipeline capacity in the Delaware Basin which we utilized to purchase natural gas at depressed Delaware Basin pricing and transport to sales points outside the Basin. Related commodity management costs and expenses decreased $30 million and are discussed below.

Cost and operating expense and operating income analysis

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2019	2018			2019	2018
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$681	$551	$(130)	(24)%	$15.33	$17.22
Lease and facility operating	276	182	(94)	(52)%	$6.21	$5.68
Gathering, processing and transportation	131	64	(67)	(105)%	$2.96	$2.01
Taxes other than income	128	116	(12)	(10)%	$2.88	$3.64
Exploration	70	54	(16)	(30)%
General and administrative:
General and administrative expenses	121	106	(15)	(14)%	$2.74	$3.27
Equity-based compensation	25	25	—	—%	$0.55	$0.82
Total general and administrative	146	131	(15)	(11)%	$3.29	$4.09
Commodity management	126	156	30	19%
Other—net	17	5	(12)	NM
Total costs and expenses	$1,575	$1,259	$(316)	(25)%
Operating income	$274	$29	$245	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:
•$130 million increase in depreciation, depletion and amortization is primarily due to higher production volumes partially offset by a $1.89 per Boe decrease in rate compared to September 30, 2018 primarily due to favorable technical revisions in the Williston Basin. The decrease in rate was also a result of the addition of new wells with lower relative cost per Boe.
•$94 million increase in lease and facility operating expenses primarily related to increased production volumes and higher water management costs.
•$67 million increase in gathering, processing and transportation is due to growth in production volumes and the impact of new or modified contracts in the Delaware and Williston Basins.
•$12 million increase in taxes other than income related to increased product revenues, previously discussed.
•$16 million increase in exploration expense relates to higher unproved leasehold amortization in 2019.
•$15 million increase in general and administrative expenses for the nine months ended September 30, 2019 compared to 2018. The nine months ended September 30, 2019 included $3 million for costs associated with a voluntary exit program we offered to employees. We expect additional expense during the fourth quarter of 2019. Our general and administrative expenses per Boe decreased to an average $3.29 for the nine months ended September 30, 2019 compared to $4.09 for the same period in 2018. Excluding the $3 million related to the voluntary exit program, our rate per Boe averaged $3.23 in 2019.
•$30 million decrease in commodity management expenses is primarily due to lower crude purchase volumes and depressed Delaware Basin pricing on physical natural gas cost of sales. These decreases are partially offset by higher natural gas purchase volumes as discussed above.
•$12 million increase in other expense primarily due to expense associated with an offer made by us to settle certain contract disputes. (See Note 4 of Notes to Consolidated Financial Statements).

Results below operating income

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2019	2018
	(Millions)
Operating income	$274	$29	$245	NM
Interest expense	(119)	(123)	4	3%
Loss on extinguishment of debt	(47)	(71)	24	34%
Gains on equity method investment transactions	373	—	373	NM
Investment income (loss) and other	7	(2)	9	NM
Income (loss) from continuing operations before income taxes	488	(167)	655	NM
Provision (benefit) for income taxes	109	(56)	(165)	NM
Income (loss) from continuing operations	379	(111)	490	NM
Loss from discontinued operations	(1)	(92)	91	99%
Net income (loss)	$378	$(203)	581	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The decrease in interest expense primarily relates to lower level of debt outstanding in 2019 compared to 2018.
In the third-quarter of 2019, we issued $600 million Senior Notes due in 2027. The net proceeds from this offering were used to fund the purchase of $550 million aggregate principal amount of our 2022 Notes and 2023 Notes. As a result of the early retirement of these Senior Notes, we recorded a loss on extinguishment of debt of $47 million in third-quarter 2019. In the second-quarter of 2018, we used proceeds from the San Juan Gallup disposition and proceeds from the issuance of $500 million Senior Notes due in 2026 to retire $921 million aggregate principal amount of our Senior Notes. As a result of the early retirement of these Senior Notes, we recorded a loss on extinguishment of debt of $71 million in second-quarter 2018. See Note 6 of Notes to Consolidated Financial Statements for detail of these transactions.
Gains on equity method investment transactions in 2019 related to the sales of our equity interest in the Whitewater natural gas pipeline and a distribution received related to our 25 percent equity interest in the Oryx pipeline. See Note 4 of Notes to Consolidated Financial Statements for details of these sales.
For the nine months ended September 30, 2019, we had provision for income taxes compared to a benefit for income taxes for the same period for 2018. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for 2019 and 2018.
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
We note the following assumptions for 2019 capital expenditures:
•our planned capital expenditures for full-year 2019, excluding acquisitions, are estimated to be approximately $1.125 billion to $1.250 billion of which $1.075 billion to $1.150 billion relates to drilling and completions, including facilities. As of September 30, 2019, we have incurred $821 million of drilling and completion capital expenditures including facilities; and

•we have hedged a portion of our anticipated 2019 oil and gas production as disclosed in Commodity Price Risk Management following this section.
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
Credit Facility
Our Credit Facility, as amended, includes total commitments of $1.5 billion on a $2.1 billion Borrowing Base with a maturity date of April 17, 2023, subject to a springing maturity on October 15, 2021 if available liquidity minus outstanding 2022 notes is less than $500 million (see Note 6 of Notes to Consolidated Financial Statements). Based on our current credit ratings, a Collateral Trigger Period applies which makes the Credit Facility subject to certain financial covenants and a Borrowing Base. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility see Note 9 of Notes to Consolidated Financial Statements on our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, WPX had no borrowings outstanding and $37 million of letters of credit issued under the Credit Facility and we were in compliance with our covenants under the credit agreement. Our unused borrowing availability was $1,463 million as of September 30, 2019. As of the date of this filing, we are in compliance with all terms, conditions and financial covenants of the Credit Facility, as amended.
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

Crude Oil	Oct - Dec 2019		2020
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	83,000	$56.72	55,000	$57.03
Fixed Price Calls—WTI	5,000	$54.08	—	$—
Fixed Price Costless Collars—WTI	8,000	$50.00 - $60.19	20,000	$53.33 - $63.48
Basis swaps—Midland/Cushing	22,000	$(1.37)	7,486	$(1.31)
Basis swaps—Nymex Calendar Monthly Avg Roll	13,261	$0.11	—	$—
Basis swaps—Magellan East Houston	2,000	$4.63
Basis swaps—Magellan East Houston/Midland	9,000	$6.02	—	$—
Basis swaps—Argus LLS/Midland	2,000	$8.60	—	$—
Basis swaps—Magellan East Houston/Argus LLS	2,000	$0.75	—	$—
Basis swaps—Clearbrook	8,000	$(3.23)	—	$—
Basis swaps—Brent/WTI Spread	—	$—	5,000	$8.36

Natural Gas	Oct - Dec 2019		2020
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	110	$3.07	—	$—
Basis swaps—Permian	25	$(0.39)	—	$—
Basis swaps—Waha	22	$1.98	60	$(0.79)
Basis swaps—Houston Ship Channel	30	$(0.09)	—	$—

Sources (Uses) of Cash

	Nine months ended September 30,
	2019	2018
	(Millions)
Net cash provided by (used in):
Operating activities	$906	$652
Investing activities	(507)	(403)
Financing activities	(385)	(400)
Net increase (decrease) in cash and cash equivalents and restricted cash	$14	$(151)
Operating activities
Net cash provided by operating activities increased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to higher production volumes in 2019 and realizations on our derivatives, partially offset by higher operating costs and lower commodity prices. Net cash provided by operating activities for the nine months ended September 30, 2019 also includes the receipt of approximately $38 million related to an AMT credit refund which represents approximately half of our AMT credit carryforwards. Excluding changes in working capital, total cash provided by operating activities related to discontinued operations was approximately $44 million for the nine months ended September 30, 2018. In addition, cash outflows related to Powder River Basin gathering and transportation contracts retained by WPX were $22 million and $37 million for the nine months ended September 30, 2019 and 2018, respectively.
Investing activities
The table below includes cash and incurred capital expenditures for drilling and completions and capital expenditures excluding facilities for land acquisitions.

	Nine months ended September 30,
	2019	2018

Cash capital expenditures for drilling and completions:
Continuing operations	$887	$905
Discontinued operations	—	26
Total	$887	$931

Capital expenditures incurred for drilling and completions:
Continuing operations	$828	$958
Discontinued operations	—	23
Total	$828	$981

Land acquisitions	$107	$27
Net cash used in investing activities for the nine months ended September 30, 2019 includes the proceeds from the sale of certain non-core properties and proceeds related to transactions involving our equity method investments including our 20 percent equity interest in Whitewater natural gas pipeline and our 25 percent equity interest in the Oryx pipeline (see Note 4 of Notes to Consolidated Financial Statements). Net cash used in investing activities for the nine months ended September 30, 2018 includes $645 million of net proceeds from the sale of San Juan Gallup (see Note 2 of Notes to Consolidated Financial Statements) and $72 million of additional investment in equity method investments.

Financing activities
Net cash used in financing activities for the nine months ended September 30, 2019 includes $594 million of payments for retirement of long-term debt, including approximately $44 million of premium, partially offset by $593 million net proceeds from a debt issuance in the third quarter of 2019 (see Note 6 of Notes to Consolidated Financial Statements). Net cash used in financing activities for the nine months ended September 30, 2019 also includes approximately $43 million of payments for repurchases of common stock under a share repurchase program approved by the Board of Directors in third-quarter 2019 (see Note 10 of Notes to Consolidated Financial Statements).
Net cash used in financing activities for the nine months ended September 30, 2019 and 2018 also includes payment for shares withheld for taxes of $16 million and $13 million, respectively.
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
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at September 30, 2019 or at December 31, 2018. Although not a financing arrangement, we have provided a guarantee for certain obligations transferred as part of a divestment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is primarily related to our debt portfolio and has not materially changed during the first nine months of 2019.
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
An assumed increase in the forward prices used in the valuation of our crude oil and natural gas fixed price swap and option derivatives of $5.00 per Bbl and $0.25 per MMBtu would decrease our derivative valuation by approximately $159 million and $82 million at September 30, 2019 and December 31, 2018, respectively. Conversely, an assumed decrease in forward prices of $5.00 per Bbl and $0.25 per MMBtu would increase our derivative valuation by $157 and $81 million at September 30, 2019 and December 31, 2018, respectively. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production economically hedged by the derivative instruments. Contracts designated as normal purchases or sales and nonderivative energy contracts have been excluded from this sensitivity analysis.
We have previously disclosed the value-at-risk; however, a sensitivity analysis is predominately the disclosure used by our peers. The value-at-risk information below is included for comparative purposes to our 2018 Form 10-K disclosures.
Our portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $183 million and $141 million at September 30, 2019 and December 31, 2018, respectively.
The value at risk for derivative contracts held for nontrading purposes was $42 million at September 30, 2019 and $26 million at December 31, 2018. During the last 12 months, our value at risk for these contracts ranged from a high of $42 million to a low of $26 million. See Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion regarding our value at risk.

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
Changes in Internal Control over Financial Reporting
During the first nine months of 2019, we implemented a major portion of a new enterprise resource planning (“ERP”) accounting and reporting system in order to upgrade our technology and improve the timeliness and processing of our financial and operational information. The overall implementation will be ongoing throughout 2019 and will be substantially complete by December 31, 2019. Although the ERP functions as an integral part of our processes and system of internal controls, we concluded that, as of the end of the period covered in this report, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of September 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.Recent Sales of Unregistered Securities - Not applicable
b.Use of Proceeds - Not applicable.
c.Purchases of Equity Securities by the user and Affiliated Purchasers. The table below provides information about purchases of shares of our common stock during the three months ended September 30, 2019.

Period	Total number of shares purchased as part of publicly announced plans or programs(a)	Average price paid per share	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)(a)
July 1, 2019 to July 31, 2019:
August 1, 2019 to August 31, 2019:
Share repurchase program(a)	3,365,168	$10.18	$366
September 1, 2019 to September 30, 2019:
Share repurchase program(a)	850,000	$10.41	$357
Total for the quarter	4,215,168	$10.23	$357

__________
(a) On August 5, 2019, we announced that our Board of Directors authorized a plan to repurchase up to $400 million of our outstanding shares over a 24 month period. As of September 30, 2019 we have repurchased the shares reflected above at a total cost of $43 million. This stock repurchase program may be modified, suspended or terminated at any time by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

EXHIBITS

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of July 13, 2015, by and among RKI Exploration & Production, LLC, WPX Energy, Inc. and Thunder Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

2.2**	Membership Interest Purchase Agreement by and Among WPX Energy Holdings, LLC, as Seller, WPX Energy, Inc., solely for purposes of Section 14.15, and Terra Energy Partners LLC, as Purchaser, dated February 8, 2016 (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2016)

2.3**	Purchase and Sale Agreement, dated as of January 12, 2017, by and among RKI Exploration & Production, LLC, Panther Energy Company II, LLC and CP2 Operating, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017)

3.1	Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

3.3	Amended and Restated Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2014)

3.4	Certificate of Designations for 6.25% Series A Mandatory Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

4.1	Indenture, dated as of November 14, 2011, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

4.2	Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.3	First Supplemental Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.4	Second Supplemental Indenture, dated as of July 22, 2015, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

4.5	Third Supplemental Indenture, dated as of May 23, 2018, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2018)

4.6	Fourth Supplemental Indenture, dated as of September 24, 2019, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on September 24, 2019)

10.1	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2	Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

10.3	Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

10.4	WPX Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 29, 2013) (1)

Exhibit No.	Description
10.5	WPX Energy, Inc. Amended 2011 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018) (1)

10.6	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.7	Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.8	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.9	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.10	Form of Stock Option Agreement between WPX Energy, Inc. and Section 16 Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (1)

10.11	WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.12	WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.13	Employment Agreement, dated April 29, 2014, between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.14	Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.15	Form of 2014 Time-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.16	Form of 2014 Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.17	Form of Time-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.5 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.18	Form of Performance-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.6 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.19	Form of Restricted Stock Unit Award between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

10.20	Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

Exhibit No.	Description
10.21	First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing Administrative Agent and existing Swingline Lender, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.22	Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.23	Second Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among WPX Energy, Inc., as the borrower thereunder, the financial institutions party thereto from time to time, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2016)

10.24	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.25	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2016) (1)

10.26	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.27	Amended and Restated WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.28	Purchase and Sale Agreement by and Among WPX Energy Production, LLC and Enduring Resources IV, LLC dated January 30, 2018 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2018)

10.29	WPX Energy, Inc. 2013 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.30	Form of Amended and Restated Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.31	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.32	Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018)

10.33	Second Amendment to the Second Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement dated April 17, 2018, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 20, 2018)

10.34	Form of Amendment to Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.40 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)(1)

10.35	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (Incorporated by reference to Exhibit 10.35 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018)

10.36	Third Amendment to the Second Amended and Restated Credit Agreement dated April 22, 2019, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 23, 2019)

Exhibit No.	Description
10.37	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.37 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.38	Form of Restricted Stock Unit Award Agreement between WPX Energy, Inc. and Non-Employee Directors(incorporated herein by reference to Exhibit 10.38 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.39	Form of amended Exhibit B to Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.39 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 201)(1)

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	All schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request
(1)	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX Energy, Inc. (Registrant)

By:	/s/ Stephen L. Faulkner
Stephen L. Faulkner Controller (Principal Accounting Officer)
Date: October 31, 2019