Form 10-K
period 2019-12-31
WPX ENERGY, INC.
filed 2020-02-28
CIK 1518832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $4,310,692,615.
The number of shares outstanding of the registrant’s common stock outstanding at February 26, 2020 was 417,011,573.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

WPX ENERGY, INC.
FORM 10-K

CERTAIN DEFINITIONS
The following oil and gas measurements and industry and other terms are used in this Form 10-K. As used herein, production volumes represent sales volumes, unless otherwise indicated.
Barrel—means one barrel of petroleum products that equals 42 U.S. gallons.
BBtu/d—means one billion BTUs per day.
Bcf—means one billion cubic feet of natural gas.
BLM—means the Bureau of Land Management.
Boe—means one barrel of oil equivalent, calculated by converting natural gas volumes to equivalent oil barrels at a ratio of six Mcf to one barrel of oil.
British Thermal Unit or BTU—means a unit of energy needed to raise the temperature of one pound of water by one degree Fahrenheit.
EPA—means the Environmental Protection Agency.
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
NEPA—means the National Environmental Policy Act.
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
We have a geographically diverse portfolio of oil and natural gas reserves. Our proved reserves at December 31, 2019 were 528 MMboe. Our reserves reflect a mix of 56 percent crude oil, 23 percent natural gas and 21 percent NGLs. During 2019, we replaced our total commodity production at a rate of 190 percent, before consideration of divestitures.
Our principal areas of operation are the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. Our principal executive office is located at 3500 One Williams Center, Tulsa, Oklahoma 74172. Our telephone number is 855-979-2012. We maintain an Internet site at www.wpxenergy.com.

BUSINESS OVERVIEW AND PROPERTIES
Our Business Strategy
•Focused, Long-Term Portfolio Management. We are focused on long-term profitable growth. Our objective over time is disciplined production growth within our cash flow and cost reductions. With that in mind, we regularly evaluate the performance of our assets and, when appropriate, we consider divestitures of assets that are underperforming or which are no longer a part of our strategic focus. Since mid-2014, we have undertaken $8 billion of asset acquisitions and divestitures, allowing us to focus on or grow our core areas and strengthen our financial position. With regard to our core assets, we will allocate capital to the most profitable opportunities based on expected returns, commodity price cycles and other market conditions, enabling us to grow our reserves and production in a manner that maximizes our returns on investments.
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
Pending Felix Acquisition
On December 15, 2019, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Felix Investments Holdings II, LLC ("Felix Parent") to acquire all of the issued and outstanding membership interests of Felix Energy Holdings II, LLC, or Felix (collectively, the "Felix Acquisition"), for consideration of approximately $2.5 billion (the "Purchase Price"), consisting of $900 million in cash and 152,963,671 unregistered shares of our common stock determined by dividing $1.6 billion by $10.46, the volume weighted average per share price of the Company for the ten consecutive trading days ending on December 13, 2019. The Purchase Price is subject to customary closing adjustments. We expect to close the Felix Acquisition in the first quarter of 2020, pending an affirmative shareholder vote scheduled for March 5, 2020.
Pursuant to the Purchase Agreement, Felix Parent will receive our common stock as consideration and Felix Parent (and/or certain of Felix Parent's direct or indirect equity holders) will have registration rights with respect to such common stock. Following the Felix Acquisition, Felix will be our wholly-owned subsidiary.
Felix is engaged in the acquisition, development and production of oil and gas properties in the Permian Basin, and more specifically in the Delaware Basin sub-area. All of Felix's Permian properties are located in the Delaware Basin, where it has accumulated approximately 58,500 net acres with six productive benches, with core operations located in Loving, Reeves, Ward and Winkler counties in Texas.
Felix operates 191 gross producing oil wells as of December 31, 2019 in the Delaware Basin with an average working interest of approximately 88%. Felix's average net daily production from its Delaware Basin properties for the year ended December 31, 2019 was 45.3 Mboe/d, 72% of which was oil, 15% NGLs and 13% natural gas. As of December 31, 2019, Felix had proved developed reserves of 135 MMboe, 70% of which was oil, 17% NGLs and 13% natural gas. As of December 31,

2019, Felix had 334 proved undeveloped locations representing 336 MMboe based on a five development drilling rig plan in place at such time. The proved undeveloped reserves of Felix are based on Felix's development plans and may not necessarily reflect our development plans for these properties. Therefore, upon closing of the Felix Acquisition, the proved undeveloped reserves booked by us may differ, although we plan to continue to maintain Felix's five rig drilling program following the consummation of the Felix Acquisition. Felix has assembled a multi-year inventory of approximately 1,500 gross drillable locations. We believe the Felix assets will further strengthen our inventory in the Permian Basin.
Significant Properties
Our principal areas of operation are the Delaware Basin (a subset of the Permian Basin) and Williston Basin.
Delaware Basin
We entered the Delaware Basin in August 2015 upon the closing of our acquisition of RKI Exploration & Production, LLC (“RKI”) (the “RKI Acquisition”). We operate 688 wells in the Delaware Basin and also own interests in 787 wells operated by others. We hold approximately 122,000 net acres in the Delaware Basin, with core operations located in Eddy, Lea and Chaves Counties in New Mexico and Loving, Pecos, Reeves, Ward and Winkler Counties in Texas. Approximately 80 percent of the leasehold is held by production. The Permian Basin is one of the most prolific hydrocarbon producing regions of the United States and spans an area approximately 250 miles wide by 300 miles long. The basin is characterized by numerous stacked reservoirs, high oil and natural gas content, extensive production history, long-lived reserves and high drilling success rates.
During 2019, we operated an average of 5.1 drilling rigs in the Delaware Basin and have had an average of 96 Mboe per day of net production. We expect to operate 7 rigs in the Delaware Basin in 2020. In addition, we plan to continue Felix's 5 rig program in the Delaware Basin following the closing of the Felix Acquisition. Capital expenditures in 2019, including land purchases and infrastructure, were approximately $811 million. During 2019, we completed 89 gross (75 net) wells and we have another 17 gross operated wells awaiting completion as of December 31, 2019.
Our activity in the Delaware Basin is primarily focused on the Wolfcamp Shale formation and the Bone Spring interval (which includes the Avalon sand and shales, and the Bone Springs sands, shales and carbonates). We have a multi-year inventory of stacked pays (including the shallower Delaware sand interval) on approximately 122,000 net acres.
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
Some of our acreage in the Delaware Basin is leased to us by or with the approval of the federal government or its agencies, including the United States Forest Service and the BLM. These particular leases are subject to federal authority, including the NEPA, and require governmental agencies to evaluate the potential environmental impacts of proposed projects on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining both permits to drill and rights of way.
Williston Basin
In December 2010, we acquired leasehold positions of approximately 85,800 net acres in the Williston Basin. All of these properties are on the Fort Berthold Indian Reservation in North Dakota and we are the primary operator. We operate 404 wells in the Williston Basin and also own interest in 104 wells operated by others. We hold approximately 87,000 net acres in the Williston Basin.
During 2019, we operated an average of 3 rigs on our Williston Basin properties and we had an average of 70.9 Mboe per day of net production from our Williston Basin wells. We expect to operate 2.5 rigs in the Williston Basin in 2020. Capital expenditures in 2019 for drilling and completions were approximately $478 million. During 2019, we completed 88 gross (68 net) wells and we have another 14 gross operated well awaiting completion as of December 31, 2019.
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
Our acreage in the Williston Basin is leased to us by or with the approval of the federal government or its agencies, and is subject to federal authority, the NEPA, the Bureau of Indian Affairs or other regulatory regimes that require governmental agencies to evaluate the potential environmental impacts of proposed projects on government owned lands. These regulatory regimes impose obligations on the federal government and governmental agencies that may result in legal challenges and potentially lengthy delays in obtaining project permits or approvals and could result, in certain instances, in the cancellation of existing leases.
Title to Properties
Our title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and natural gas industry, to liens for current taxes not yet due and to other encumbrances. In addition, leases on Native American reservations are subject to Bureau of Indian Affairs and other approvals unique to those locations. As is customary in the industry in the case of undeveloped properties, a limited investigation of record title is made at the time of acquisition. Drilling title opinions are usually prepared before commencement of drilling operations. We believe we have satisfactory title to substantially all of our active properties in accordance with standards generally accepted in the oil and natural gas industry. Nevertheless, we are involved in title disputes from time to time, which can result in litigation and delay or loss of our ability to realize the benefits of our leases.

Reserves and Production Information
We have significant oil and gas producing activities in the Delaware and Williston Basins located in the United States.
Oil and Gas Reserves
The following table sets forth our estimated net proved developed and undeveloped reserves expressed by product and on an oil equivalent basis for the reporting periods December 31, 2019, 2018 and 2017.

	As of December 31, 2019
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)	%
Proved Developed	184,307	456,510	65,482	325,874	62%
Proved Undeveloped	111,499	284,141	42,830	201,685	38%
Total Proved	295,806	740,651	108,312	527,559

	As of December 31, 2018
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)	%
Proved Developed	156,421	365,456	48,426	265,756	55%
Proved Undeveloped	134,884	252,265	36,611	213,539	45%
Total Proved	291,305	617,721	85,037	479,295

	As of December 31, 2017
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)	%
Proved Developed	130,333	321,231	38,813	222,685	51%
Proved Undeveloped	133,337	269,785	35,198	213,499	49%
Total Proved	263,670	591,016	74,011	436,184
Less: Discontinued operations(a)	27,950	83,627	10,718	52,604
Total Proved less discontinued operations	235,720	507,389	63,293	383,580
__________
(a) Represents total proved reserves related to our San Juan Basin assets, which were sold in 2018.

The following table sets forth our estimated net proved reserves for our areas of activity expressed by product and on an oil equivalent basis as of December 31, 2019.

	As of December 31, 2019
	Oil (Mbbls)	Gas (MMcf)	NGL (Mbbls)	Equivalent (Mboe)
Delaware Basin	178,535	657,034	92,792	380,832
Williston Basin	117,271	83,617	15,520	146,727
Total Proved	295,806	740,651	108,312	527,559
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
Our 2019 year-end estimated proved reserves reflect an average oil price of $53.62 per barrel, an average natural gas price of $0.97 per Mcf and average NGL price of $13.23 per barrel. These prices were calculated from the 12-month trailing average, first-of-the-month price for the applicable indices for each basin as adjusted for respective location price differentials. During 2019, we added 111 MMboe of extensions and discoveries to our proved reserves. During 2019, we incurred $1,092 million in development expenditures, which included the drilling of 208 gross (169 net) wells.

Proved reserves reconciliation
The 111 MMboe of extensions and discoveries reflects 42 MMboe added for drilled locations, and 69 MMboe added for new proved undeveloped locations. Of the extensions and discoveries, 93 percent were in the Delaware Basin. The overall net positive revisions of 5 MMboe reflect 21 MMboe net positive technical revisions offset by 16 MMboe of net negative price revisions due to the decrease in the 12-month average prices.
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
Approximately 100 percent of our total year-end 2019 domestic proved reserves estimates were audited by NSAI. When compared on a well-by-well basis, some of our estimates are greater and some are less than the NSAI estimates. NSAI is satisfied with our methods and procedures used to prepare the December 31, 2019 reserves estimates and future revenue, and noted nothing of an unusual nature that would cause NSAI to take exception with the estimates, in the aggregate, prepared by us.
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
The Company’s internal technical person primarily responsible for overseeing preparation of the reserves estimates and the third-party reserves audit has 19 years of relevant experience in Reservoir and Evaluation Engineering, a B.S. in Petroleum Engineering, and membership in the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.
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
At December 31, 2019 and 2018, our proved undeveloped reserves were 202 MMboe and 214 MMboe, respectively. Proved undeveloped reserves represents 38 percent and 45 percent, respectively, of our total proved reserves as of December 31, 2019 and 2018. Below is a reconciliation of our proved undeveloped reserves for 2019:

		% of	% of
	MMboe	December 31, 2018	December 31, 2019
Proved Undeveloped Reserves at December 31, 2018	214
Converted to Proved Developed Reserves	(69)	(32)%	(34)%
Extensions and Discoveries	68	32%	34%
Revisions	(9)	(4)%	(4)%
Divestitures	(2)	(1)%	(1)%
Proved Undeveloped Reserves at December 31, 2019	202
During 2019, 69 MMboe of our December 31, 2018 proved undeveloped reserves were converted to proved developed reserves at a cost of $706 million of which $185 million was incurred in prior years. This represents a proved undeveloped conversion rate of 34 percent. Of the converted proved undeveloped reserves, 59 percent were in the Delaware Basin in the Bone Springs and Wolfcamp formations, and 41 percent were in the Williston Basin in the Bakken and Three Forks formations.
Of the 68 MMboe of proved undeveloped extensions and discoveries, 100 percent are in the Delaware Basin, primarily in the Wolfcamp formation.
In 2019, net negative revisions for our proved undeveloped reserves were 9 MMboe, which reflects downward technical revisions of 5 MMboe and a downward revision of 4 MMboe based on the 12-month trailing prices.
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
The following table summarizes our net production sales volumes for the years indicated.

	Total Volume for the Years Ended December 31,			Per Day Volume for the Years Ended December 31,
	2019	2018	2017	2019	2018	2017
Oil	(Mbbls)			(Mbbls/d)
Delaware Basin	16,950	14,976	8,013	46.4	41.0	22.0
Williston Basin	20,872	14,793	10,951	57.2	40.6	30.0
Total continuing operations	37,822	29,769	18,964	103.6	81.6	52.0
Discontinued operations(a)	—	1,029	3,398	—	2.8	9.3
Total continuing and discontinued operations	37,822	30,798	22,362	103.6	84.4	61.3

Natural Gas	(MMcf)			(MMcf/d)
Delaware Basin	63,153	50,275	28,554	173.0	137.7	78.2
Williston Basin	15,201	9,090	5,054	41.7	24.9	13.8
Other	—	—	1,703	—	—	4.7
Total continuing operations	78,354	59,365	35,311	214.7	162.6	96.7
Discontinued operations(a)	—	4,433	40,791	—	12.2	111.8
Total continuing and discontinued operations	78,354	63,798	76,102	214.7	174.8	208.5

NGLs	(Mbbls)			(Mbbls/d)
Delaware Basin	7,575	5,204	2,748	20.7	14.2	7.5
Williston Basin	2,468	1,529	896	6.8	4.2	2.5
Other	—	—	12	—	—	—
Total continuing operations	10,043	6,733	3,656	27.5	18.4	10.0
Discontinued operations(a)	—	433	1,381	—	1.2	3.8
Total continuing and discontinued operations	10,043	7,166	5,037	27.5	19.6	13.8

Combined Equivalent Volumes	(Mboe)			(Mboe/d)
Delaware Basin	35,050	28,559	15,520	96.0	78.2	42.5
Williston Basin	25,874	17,837	12,689	70.9	48.9	34.8
Other	—	—	296	—	—	0.8
Total continuing operations	60,924	46,396	28,505	166.9	127.1	78.1
Discontinued operations(a)	—	2,201	11,578	—	6.0	31.7
Total continuing and discontinued operations	60,924	48,597	40,083	166.9	133.1	109.8
 __________
(a) Reflects production from discontinued operations related to the San Juan Basin through the date of disposition.

Realized average price per unit
The following table summarizes our sales prices for the years indicated.

	Continuing operations			Total Company(a)
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Oil(b):
Oil excluding all derivative settlements (per barrel)	$54.20	$60.14	$46.36	$54.20	$59.98	$46.02
Impact of net cash received (paid) related to settlement of derivatives (per barrel)	(1.14)	(8.56)	(0.33)	(1.14)	(8.27)	(0.27)
Oil net price including all derivative settlements (per barrel)	$53.06	$51.58	$46.03	$53.06	$51.71	$45.75
Natural gas(b):
Natural gas excluding all derivative settlements (per Mcf)	$0.96	$1.46	$1.89	$0.96	$1.46	$2.14
Impact of net cash received related to settlement of derivatives (per Mcf)	0.70	0.51	0.28	0.70	0.47	0.13
Natural gas net price including all derivative settlements (per Mcf)	$1.66	$1.97	$2.17	$1.66	$1.93	$2.27
NGL(b):
NGL excluding all derivative settlements (per barrel)	$12.17	$21.97	$19.26	$12.17	$22.24	$22.91
Impact of net cash paid related to settlement of derivatives (per barrel)	—	(1.98)	—	—	(1.85)	—
NGL net price including all derivative settlements (per barrel)	$12.17	$19.99	$19.26	$12.17	$20.39	$22.91

Combined commodity price per boe, including all derivative settlements	$37.08	$38.52	$35.78	$37.08	$38.32	$32.71
 __________
(a) Represents both continuing operations and discontinued operations through the dates of respective disposition.
(b) Realized average prices reflect market prices, net of fuel, shrink, and in certain circumstances, transportation and fractionation, and processing.
Expenses per boe
The following table summarizes our costs for the years indicated.

	Continuing operations			Total Company(a)
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Production costs:
Lifting costs and workovers(b)	$5.60	$5.25	$5.42	$5.60	$5.16	$4.92
Facilities operating expense	0.43	0.52	0.37	0.43	0.49	0.34
Accretion expense	0.07	0.06	0.07	0.07	0.06	0.15
Other operating and maintenance	0.03	0.02	0.04	0.03	0.02	0.03
Total lease and facility operating	$6.13	$5.85	$5.90	$6.13	$5.73	$5.44
Gathering, processing and transportation charges	3.01	2.30	0.83	3.01	2.43	2.46
Taxes other than income	2.92	3.39	2.78	2.92	3.33	2.55
Total production cost	$12.06	$11.54	$9.51	$12.06	$11.49	$10.45
General and administrative	$3.40	$3.92	$5.80	$3.40	$3.78	$4.37
Depreciation, depletion and amortization	$15.23	$16.75	$19.03	$15.23	$16.15	$16.79
 __________
(a) Represents both continuing operations and discontinued operations through the dates of respective disposition.
(b) Workover costs related to continuing operations were $0.85, $0.66, and $0.52 for the respective periods.

Productive Oil and Gas Wells
The table below summarizes 2019 productive gross and net wells by area. We use the term “gross” to refer to all wells or acreage in which we have at least a partial working interest and “net” to refer to our ownership represented by that working interest.

	Oil Wells (Gross)	Oil Wells (Net)	Gas Wells (Gross)	Gas Wells (Net)
Delaware Basin	1,253	613	222	118
Williston Basin	508	340	—	—
Total	1,761	953	222	118

Developed and Undeveloped Acreage
The following table summarizes our leased acreage as of December 31, 2019.

	Developed		Undeveloped		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres
Delaware Basin(a)	131,547	78,278	73,220	44,041	204,767	122,319
Williston Basin	78,280	66,103	61,538	20,787	139,818	86,890
Other(b)	1,644	513	12,876	3,911	14,520	4,424
Total	211,471	144,894	147,634	68,739	359,105	213,633
__________
(a) Includes 17,886 gross and net undeveloped natural gas prone acres in Culberson County with continuous drilling clauses or   penalties that we allowed to expire in January 2020.
(b) Primarily acreage in exploratory areas we no longer plan to develop.

At December 31, 2019, we also owned mineral interests in 22,831 gross and 1,507 net acres. These interests do not expire.
Drilling and Exploratory Activities
We focus on lower-risk development drilling. Our development drilling success rate was 100 percent in 2019, 2018 and 2017. Our combined development and exploration success rate was 100 percent in 2019, 2018 and 2017.
The following table summarizes the number of wells drilled for the periods indicated and excludes discontinued operations.

	2019		2018		2017
	Gross Wells	Net Wells	Gross Wells	Net Wells	Gross Wells	Net Wells
Development wells:
Delaware Basin	89	75	128	87	94	76
Williston Basin	88	68	60	52	44	34
Development well total	177	143	188	139	138	110
Exploration well total	—	—	—	—	—	—
Total Drilled	177	143	188	139	138	110

Total gross operated wells drilled were 164, 148 and 118 in 2019, 2018 and 2017, respectively.
Present Activities
At December 31, 2019, we had 23 gross (21 net) wells in the process of being drilled.

Scheduled Lease Expirations
The table below sets forth, as of December 31, 2019, the gross and net acres scheduled to expire over the next several years. The acreage will not expire if we are able to establish production by drilling wells on the lease prior to the expiration date.

	2020	2021	2022	2023+	Total
Delaware Basin(a)	21,561	241	97	3,206	25,105
Williston Basin	160	120	—	—	280
Total (Gross Acres)	21,721	361	97	3,206	25,385

	2020	2021	2022	2023+	Total
Delaware Basin(a)	20,525	215	44	3,198	23,982
Williston Basin	160	120	—	—	280
Total (Net Acres)	20,685	335	44	3,198	24,262
__________
(a) Expirations for 2020 include 17,886 gross and net natural gas prone acres in Culberson County with an original expiration date of 2022 that was subject to continuous drilling clauses or penalties that we allowed to expire in January 2020.
Seasonality
Generally, demand for oil increases during the summer months and decreases during the winter months while natural gas decreases during the summer months and increases during the winter months. In some areas, natural gas increases during the summer months. Seasonal anomalies such as mild winters or hot summers can lessen or intensify this fluctuation. Conversely, during extreme weather events such as blizzards, hurricanes, or heat waves, pipeline systems can become temporarily constrained thus amplifying localized price volatility. In addition, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer months. This can lessen seasonal demand fluctuations. World weather and resultant prices for liquefied natural gas can also affect deliveries of competing liquefied natural gas into this country from abroad, affecting the price of domestically produced natural gas. In addition, adverse weather conditions can also affect our production rates or otherwise disrupt our operations.

Hedging Activity
To manage the commodity price risk and volatility associated with owning producing crude oil, natural gas and NGL properties, we enter into derivative contracts for a portion of our expected future production. See further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Delivery Commitments
We have certain obligations that range from one to seven years for the physical delivery of oil in both the Delaware and Williston Basins. The minimum aggregate volume for these sales commitments ranges from 50 to 71 Mbbls per day for years 2020 through 2022 and 30 to 32 Mbbls per day for years 2023 through 2026. We believe that our future production, which is dependent on sufficient infrastructure, will be adequate to meet these commitments.
Customers
Oil, natural gas and NGL production is sold through our sales and marketing activities to a variety of purchasers under various length contracts ranging from one day to multi-year under various pricing structures. Our third-party customers include other producers, utility companies, power generators, banks, marketing and trading companies and midstream service providers. In 2019, we had four customers that individually accounted for 10 percent or more of our consolidated total revenues adjusted for net gain (loss) on derivatives. See further detail in Note 16 of Notes to Consolidated Financial Statements. We believe that the loss of one or more of our current oil, natural gas or NGLs purchasers would not have a material adverse effect on our ability to sell our production, because any individual purchaser could be readily replaced by other purchasers, absent a broad market disruption.

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
Public and regulatory scrutiny of the energy industry has resulted in increased environmental regulation and enforcement being either proposed or implemented. For example, EPA has merged its former 2011 – 2013, 2014 – 2016, and 2016 – 2019 National Enforcement Initiative of “Ensuring Energy Extraction Activities Comply with Environmental Laws” into the new National Compliance Initiative (NCI) for FY 2020-2023 titled “Creating Cleaner Air for Communities by Reducing Excess Emissions of Harmful Pollutants” that will focus on reducing emissions of both volatile organic compounds (VOCs) and hazardous air pollutants (HAPs). According to the EPA’s website, “for VOC emissions, the NCI will focus on significant sources of VOCs that have a substantial impact on air quality” that may adversely affect the area’s ability to reach attainment with the National Ambient Air Quality Standards (NAAQS), or may adversely affect vulnerable populations. For HAPs, the NCI will focus on sources that have a significant impact on air quality and health in communities. To address these concerns, the EPA has settled a number of high-impact cases under the prior initiative resulting in significant air emissions reductions, and will continue to target and reduce the emissions of HAPs and VOCs. This initiative could involve a large-scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.
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
Waste Discharges. The CWA and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. On January 11, 2017, the EPA issued the final 2017 construction general permit (“CGP”) for storm water discharges from construction activities involving more than one acre, which provides coverage for a five-year period and took effect on February 16, 2017. The 2017 CGP implements Effluent Limitations Guidelines and New Source Performance Standards for the Construction and Development Industry. The rule includes stringent restrictions on erosion and sediment control, pollution prevention and stabilization.
Air Emissions. The CAA and associated state laws and regulations restrict the emission of air pollutants from many sources, including oil and gas operations. New facilities may be required to obtain permits before construction can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. More stringent regulations governing emissions of toxic air pollutants and greenhouse gases (“GHGs”) have been developed by the EPA and may increase the costs of compliance for some facilities. In 2012, the EPA issued federal regulations affecting our operations under the New Source Performance Standards provisions (new Subpart OOOO) and expanded regulations under national emission standards for hazardous air pollutants, and in June 2016, EPA again expanded the regulations (new Subpart OOOOa). On May 26, 2017, EPA issued a stay on certain Subpart OOOOa requirements (primarily those going into effect in January 2018), and on June 14, 2017, EPA proposed a two-year stay of the requirements and reconsideration of certain requirements and implementation dates. On July 3, 2017, a federal court determined that the May 2017 stay was unlawful. On October 15, 2018, EPA proposed revision to the Subpart OOOOa regulations and on September 24, 2019 EPA published in the federal register its proposed additional amendments to the 2012 and 2016 NSPS to remove sources in the transmission and storage segment from the oil and natural gas source categories and for the production and processing segments of the oil and natural gas source categories. EPA proposes to rescind emissions limits for methane but keep emissions limits for VOCs. EPA also proposed an alternative proposal to rescind the methane requirements in the NSPS for oil and natural gas sources without removing any sources from the source category. EPA has taken comments but has not yet issued the final revised regulations. In addition, EPA is anticipated to issue technical amendments and clarifications to the NSPS Subpart OOOOa 2016 regulations that may address definitions, administrative requirements, and inspection frequencies.
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
National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands are subject to the NEPA. NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. The process involves the preparation of either an environmental assessment or environmental impact statement depending on whether the specific circumstances surrounding the proposed federal action will have a significant impact on the human environment. The NEPA process involves public input through comments, which can alter the nature of a proposed project either by limiting the scope of the project or requiring resource-specific mitigation. NEPA decisions can be appealed through the court system by process participants. This process may result in delaying the permitting and development of projects, increase the costs of permitting and developing some facilities and could result in certain instances in the cancellation of existing leases.
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
Hydraulic Fracturing. We ordinarily use hydraulic fracturing as a means to increase productivity of our oil and gas wells in each of the basins in which we operate. In particular, wells that we drill and complete in our core Delaware and Williston assets require hydraulic fracturing. Although average drilling and completion costs for each basin will vary, as will the cost of each well within a given basin, on average approximately forty-nine to fifty percent of the drilling and completion costs for each of our wells for which we use hydraulic fracturing is associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completion of our wells are treated and are built into and funded through our normal capital expenditure budget.
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
Approximately 99 percent of hydraulic fracturing fluids are made up of water and sand. We utilize major hydraulic fracturing service companies and chemical companies whose research departments conduct ongoing development of “greener” chemicals that are used in fracturing. We evaluate, test, and, where appropriate, adopt those products that are more environmentally friendly. We have also chosen to participate in a voluntary fracturing chemical registry that is a public website: www.fracfocus.org at which interested persons can find out information about fracturing fluids. This registry is a joint project of the Ground Water Protection Council and the Interstate Oil and Gas Compact Commission and provides our industry with an avenue to voluntarily disclose chemicals used in the hydraulic fracturing process. The Company registered with the FracFocus Chemical Disclosure Registry in April 2011 and began uploading data when the registry went live on April 11, 2011. Through December 31, 2019, we have loaded data on more than 2,500 wells, including data relating to wells fractured since January 1, 2011, to the site. Consistent with other industry participants, we are not planning to add data on wells drilled prior to 2011. The information included on this website is not incorporated by reference in this Annual Report on Form 10-K.
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
In addition to the EPA study, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board issued a final report on hydraulic fracturing in November 2011. The report concludes that the risk of fracturing fluids contaminating drinking water sources through fractures in the shale formations “is remote.” It also states that development of the nation’s shale resources has produced major economic benefits. The report includes recommendations to address concerns related to hydraulic fracturing and shale gas production, including but not limited to conducting additional field studies on possible methane leakage from shale gas wells to water reservoirs and adopting new rules and enforcement practices to protect drinking and surface waters. The Government Accountability Office is also examining the environmental impacts of produced water and the Counsel for Environmental Quality has been petitioned by environmental groups to develop a programmatic environmental impact statement under NEPA for hydraulic fracturing. On November 18, 2016, the Department of the Interior, BLM issued its final rule related to the reduction of waste of natural gas from venting, flaring, and leaks during oil and natural gas production activities on federal and Indian lands, with provisions to take effect on January 17, 2017 and in January 2018. The rule, which was to be phased in over time, requires oil and gas producers to use currently available technologies and processes to cut flaring in half at oil wells on public and tribal lands, periodically inspect their operations for leaks, replace outdated equipment, limit venting from storage tanks and to use best practices to limit gas losses when removing liquids from wells. On November 18, 2018, BLM issued a revised rule that took effect on November 27, 2018, eliminating many of the requirements included in the 2016 rule. The 2018 rule has been challenged in court and litigation is ongoing.
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
Global Warming and Climate Change. Both houses of Congress have previously considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. The EPA has begun to regulate GHG emissions. On December 7, 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the CAA. The EPA issued a final rule that went into effect in 2011 that makes certain stationary sources and newer modification projects subject to permitting requirements for GHG emissions. On November 30, 2010, the EPA published its final rule expanding the existing GHG monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage, and distribution facilities. Reporting of GHG emissions from such facilities is required on an annual basis, and our reporting began in 2012 for emissions occurring in 2011. We are required to report our GHG emissions under this rule but are not subject to GHG permitting requirements. Several of the EPA’s GHG rules are being challenged in court proceedings and depending on the outcome of such proceedings, such rules may be modified or rescinded, or the EPA could develop new rules.
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
Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy. To the extent that our products are competing with higher GHG emitting energy sources, such as coal, our products would become more desirable in the market with more stringent limitations on GHG emissions. To the extent that our products are competing with lower GHG emitting energy sources, such as solar and wind, our products would become less desirable in the market with more stringent limitations on GHG emissions. We cannot predict with any certainty at this time how these possibilities may affect our operations.
Finally, it should be noted that scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for oil or natural gas or otherwise cause us to incur significant costs in preparing for or responding to those effects.
COMPETITION
We compete with other oil and gas concerns, including major and independent oil and gas companies in the development, production and marketing of oil and natural gas. We compete in areas such as acquisition of oil and gas properties and obtaining necessary equipment, supplies and services. We also compete in recruiting and retaining skilled employees.
EMPLOYEES
At December 31, 2019, we had approximately 590 full-time employees.
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
•Compensation Committee Charter
•Nominating, Governance, Environmental and Public Policy Committee
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
Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. In the fourth quarter of 2019, we performed impairment assessments of our proved and unproved properties. We determined that no impairment charges were required as a result of these assessments. These reviews included approximately $5.9 billion of net book value associated with our predominantly oil proved properties and utilized inputs generally consistent with those described above. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. We may incur impairment charges for these or other properties in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
Approximately 38 percent of our total estimated proved reserves at December 31, 2019 were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserves data included in the reserves engineer reports assumes that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the present value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
A portion of our acreage is not currently held by production or has continuous drilling clauses. Unless production in paying quantities is established on units containing these leases during their terms, the leases will expire. If we do not extend our leases and our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory and lease issues.
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
If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations or an operator’s breach of the applicable agreements could reduce our production and revenues or increase our costs. As of December 31, 2019, we were not the operator of approximately 6 percent of our total net production. The success and timing of our drilling and development activities on properties operated by others depend upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells and use of technology. Because we do not have a majority interest in most wells we do not operate, we may not be in a position to remove the operator in the event of poor performance.
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
The market price of our common stock has historically experienced and may continue to experience volatility. For example, during the twelve months ended December 31, 2019, the high sales price per share of our common stock on the NYSE was $15.33 and the low sales price per share was $8.79. The market price of our common stock could be subject to wide fluctuations in the future in response to the following events or factors that may vary over time and some of which are beyond our control, including but not limited to:
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
As of December 31, 2019, our revolving credit facility is subject to a borrowing base of $2.1 billion, which is currently limited by total commitments of $1.5 billion. The borrowing base is subject to scheduled annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2019, we had no outstanding borrowings and $28 million of letters of credit issued under our revolving credit facility, resulting in unused borrowing capacity of approximately $1.5 billion. Any significant reduction in our borrowing base as a result of borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
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
In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damage or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
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
•NEPA, which requires federal agencies to study likely environmental impacts of a proposed federal action before it is approved, such as drilling on federal lands;

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
In March 2010, the EPA announced its National Enforcement Initiatives for 2011 to 2013, which were extended by the EPA for fiscal years 2014 to 2019, which included Energy Extraction and “Ensuring Energy Extraction Activities Comply with Environmental Laws.” For FY 2020-2023 EPA has merged that initiative into its new National Compliance Initiative titled “Creating Cleaner Air for Communities by Reducing Excess Emissions of Harmful Pollutants” focused on reducing emissions of both volatile organic compounds (VOCs) and hazardous air pollutants (HAPs). The EPA has settled a number of high-impact cases under the prior initiative resulting in significant air emissions reductions, and will continue to target and reduce emissions under the new compliance initiative. This initiative could involve a large-scale investigation of our facilities and processes, and could lead to potential enforcement actions, penalties or injunctive relief against us.
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
We may generally be responsible for all liabilities associated with the environmental condition of our facilities and assets, whether acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with certain acquisitions and divestitures, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses, which may not be covered by insurance. In addition, the steps we could be required to take to bring certain facilities into compliance could be prohibitively expensive, and we might be required to shut down, divest or alter the operation of those facilities, which might cause us to incur losses.
We make assumptions and develop expectations about possible expenditures related to environmental conditions based on current laws and regulations and current interpretations of those laws and regulations. If the interpretation of laws or regulations, or the laws and regulations themselves, change, our assumptions may change, and new capital costs may be incurred to comply with such changes. In addition, new environmental laws and regulations might adversely affect our products and activities, including drilling, processing, storage and transportation, as well as waste management and air emissions. For instance, in August 2015, the EPA issued a suite of proposed regulations to cut methane emissions from the oil and gas sector by 40 to 45 percent by 2025 from 2012 levels. EPA issued its proposed rules for new and modified wells in 2015 and finalized them in 2016, revising them again in 2018. The Interior Department submitted proposed rules to the Office of Management and Budget in the fall of 2015 aimed at reducing methane flaring at wells on federal land, and the rule went into effect on January 17, 2017, although it was revised in 2018 with the revisions currently under legal challenge; the Department of Energy is to develop new ways to detect and repair methane leaks; and the Department of Transportation developed new pipeline safety standards issued January 13, 2017 that also reduce leaks. In addition, federal and state agencies could impose additional safety requirements, any of which could affect our profitability.
Legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing involves the injection of water, sand and additives under pressure into rock formations in order to stimulate oil and natural gas production. We find that the use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs. Recently, there has been heightened debate about the hydraulic fracturing process and proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing. If adopted, this legislation could establish an additional level of regulation and permitting at the federal, state or local levels, and could make it easier for third parties opposed to the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect the environment, including groundwater, soil or surface water. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having finalized a multi-year study of the potential environmental impacts of hydraulic fracturing on drinking water resources. The EPA published its Final “Assessment of the Potential Impacts of Hydraulic Fracturing for Oil and Gas on Drinking Water Resources” on December 13, 2016. In August 2015, the EPA published its Final 2014 Effluent Guidelines Program Plans under the CWA confirming its intention to regulate wastewater discharges from on-shore unconventional oil and gas extraction and to specifically investigate centralized water treatment facilities that accept oil and gas extraction wastewaters. In addition to the EPA study, the Shale Gas Subcommittee of the Secretary of Energy Advisory Board issued a final report on hydraulic fracturing in November 2011, which includes recommendations to address concerns related to hydraulic fracturing and shale gas production, including but not limited to conducting additional field studies on possible methane leakage from shale gas wells to water reservoirs and adopting new rules and enforcement practices to protect drinking and surface waters.
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
In addition, existing regulations might be revised or reinterpreted, new laws, regulations and permitting requirements might be adopted or become applicable to us, our facilities, our customers, our vendors or our service providers, and future changes in laws and regulations could have a material adverse effect on our financial condition, results of operations and cash flows. For example, several ruptures on third-party pipelines have occurred in recent years. In response, various legislative and regulatory reforms associated with pipeline safety and integrity have been proposed, including new regulations covering gathering pipelines that have not previously been subject to regulation. Such reforms, if adopted, could significantly increase our costs.
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
We have taken actions in recent years to enhance and streamline our asset portfolio through the divestitures of noncore assets and the monetization of certain nonstrategic assets. The agreements relating to these transactions contain provisions pursuant to which liabilities related to past and future operations have been allocated between the parties by means of liability assumptions, indemnities, escrows and similar arrangements. One or more of the counterparties in these transactions could, either as a result of a decline in oil or natural gas prices or other factors related to the historical or future operations of their respective businesses, face financial problems that may have a significant impact on its ability to perform its obligations under these agreements and its solvency and ability to continue as a going concern. In the event that any such counterparty were to become unable financially to perform its liabilities or obligations assumed and as a result become the subject of a case or proceeding under relevant insolvency laws or similar laws (which we collectively refer to as Insolvency Laws), the counterparty may not perform its obligations under the agreements related to these transactions. In that case, our remedy would be a claim in a bankruptcy proceeding or a direct action for damages for the breach of the contractual arrangement. Resolution of our damage claim in such a proceeding may be delayed or unsuccessful, and we may be forced to use available cash to cover the costs of the obligations assumed by the counterparties under such agreements should they arise.

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
In recent years, leaders in government have proposed changes to certain federal income tax provisions currently available to oil and gas exploration and production companies. Domestic energy-related changes generally discussed include, but are not limited to, (i) elimination of the ability to fully deduct intangible drilling and development costs in the year incurred;(ii) extension of the amortization period for certain geological and geophysical expenditures; and (iii) technical corrections or other subsequent revisions to recently enacted Tax Reform legislation. It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective. Changes to federal tax deductions or rates, as well as any changes to or the imposition of new state or local taxes (including production, severance, or similar taxes) could negatively affect our financial condition and results of operations.
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

We may not be successful in completing the Felix Acquisition.
The consummation of the Felix Acquisition is subject to certain conditions, including the receipt of stockholder and regulatory approval which may or may not be obtained. If the conditions to the consummation of the Felix Acquisition are not satisfied, or if the Purchase Agreement is terminated prior to closing, the Felix Acquisition will not be consummated.
We will incur significant transaction and acquisition-related costs in connection with the Felix Acquisition.
We expect to incur significant costs associated with the Felix Acquisition and combining the operations of the two companies, including costs to achieve targeted cost-savings. The substantial majority of the expenses resulting from the Felix Acquisition will be composed of transaction costs related to the Felix Acquisition, systems consolidation costs, and business integration related costs. We may also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the two companies' businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.
Completion of the Felix Acquisition may trigger change in control or other provisions in certain agreements to which Felix is a party, which may have an adverse impact on the combined company's business and results of operations.
The completion of the Felix Acquisition may trigger change in control and other provisions in certain agreements to which Felix is a party. For those agreements for which we and Felix are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. The foregoing or similar developments may have an adverse impact on the combined company's business and results of operations.
The integration of Felix may not be as successful as anticipated, and we may not achieve the intended benefits or do so within the intended timeframe.
The Felix Acquisition involves numerous operational, strategic, financial, accounting, legal, tax and other risks, including potential liabilities associated with the acquired business. Difficulties in integrating Felix and our ability to manage the combined company, may result in the combined company performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have an adverse effect on our financial condition, results of operations or cash flows. Potential difficulties that may be encountered in the integration process include, among other factors:
•the inability to successfully integrate the businesses of Felix, operationally and culturally, in a manner that permits us to achieve the full revenue and cost savings anticipated from the Felix Acquisition, which includes accurate assessment of new producing properties based upon several factors such as recoverable reserves, future natural gas and oil prices and their appropriate differentials, availability and cost of transportation of production to markets, availability and cost of drilling equipment and of skilled personnel, development and operating costs and potential environmental and other liabilities and regulatory, permitting and similar matters;
•complexities associated with managing a larger, more complex, integrated business, including the potential diversion of the our management's attention;
•not realizing anticipated operating synergies;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Felix Acquisition;
•difficulty or inability to refinance the debt of the combined company or comply with the covenants thereof;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management's attention caused by completing the Felix Acquisition and integrating Felix's operations; and
•the disruption of, or the loss of momentum in, each company's ongoing business or inconsistencies in standards, controls, procedures and policies.
Additionally, the success of the Felix Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining Felix's and the Company's businesses, including operational and other synergies that we believe the combined company will achieve. The anticipated benefits and cost savings of the Felix Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that the Company does not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized.

Our results may suffer if we do not effectively manage our expanded operations following the Felix Acquisition.
Following completion of the Felix Acquisition, the size of our business will increase significantly beyond its current size. Our future success will depend, in part, on our ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Felix into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners. Failure to successfully manage the combined company may have an adverse effect on our financial condition, results of operations or cash flows.
Felix Parent will have significant influence over us after completion of the Felix Acquisition.
Upon completion of the Felix Acquisition, Felix Parent will beneficially own approximately 27% of our common stock. As long as Felix Parent owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Felix Parent's influence over the combined company management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the combined company, which could cause the market price of our common stock to decline or prevent stockholders from realizing a premium over the market price for our common stock.
Pursuant to the Stockholders' Agreement to be entered into upon closing of the Felix Acquisition, Felix Parent will have the right to nominate up to two directors to the combined company's board of directors. Felix Parent's right to designate directors to the combined company's board of directors is subject to their ownership percentage of the total outstanding shares of our common stock. If Felix Parent holds: (i) 20% or greater of the outstanding common stock, they will have the right to appoint two directors, or (ii) greater than 10% but less than 20% of the outstanding common stock, they will have the right to appoint one director.
Felix Parent's interests may not align with our interests or the interests of our other stockholders.
The Company's current stockholders will have a reduced ownership and voting interest after the Felix Acquisition compared to their current ownership and will exercise less influence over management.
Based on the number of issued and outstanding shares of the Company's Common Stock as of February 4, 2020, immediately after the Felix Acquisition is completed, it is expected that, on a fully-diluted basis, the Company's current stockholders will collectively own approximately 73% and Felix Parent will own approximately 27% of the outstanding shares of the Company's Common Stock (without giving effect to any shares of the Company's Common Stock held by Felix Parent prior to the Felix Acquisition, if any). As a result of the Felix Acquisition, the Company's current stockholders will own a smaller percentage of the Company than they currently own, and as a result will have less influence on the Company's management and policies. In addition, the Company may issue additional equity from time to time.
Sales of substantial amounts of the Company's Common Stock in the open market by Felix Parent could depress the Company's stock price.
Shares of the Company's Common Stock that are issued to Felix Parent in the Felix Acquisition will become freely tradable once registered pursuant to the Registration Rights Agreement by and between the Company and Felix Parent, which will become effective upon the consummation of the Felix Acquisition. Once registered, the Common Stock held by Felix Parent will have no restrictions or require further registration under the Securities Act, provided, however, that any stockholders, including Felix Parent, who are deemed the Company's affiliates will be subject to the resale restrictions of Rule 144 under the Securities Act.
Felix Parent may wish to dispose of some or all of its interests in the Company, and as a result may seek to sell their shares of the Company's Common Stock. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of the Company's Common Stock, may affect the market for, and the market price of, the Company's Common Stock in an adverse manner.
If the Felix Acquisition is completed and the Company's stockholders, including Felix Parent, sell substantial amounts of the Company's Common Stock in the public market following the closing of the Felix Acquisition, the market price of the Company's Common Stock may decrease. These sales might also make it more difficult for the Company to raise capital by selling equity or equity-related securities at a time and price that it otherwise would deem appropriate.

Following the completion of the Felix Acquisition, we will incorporate Felix's hedging activities into our business, and we may be exposed to additional commodity price risks arising from such hedges.
To mitigate its exposure to changes in commodity prices, Felix hedges oil, natural gas liquids and natural gas prices from time to time, primarily through the use of certain derivative commodity instruments. When we assume existing Felix hedges, we will bear the economic impact of all of Felix's current hedges following the completion of the Felix Acquisition. Actual crude oil, natural gas and natural gas liquids prices may differ from the combined company's expectations and, as a result, such hedges could have a negative impact on our business.
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

	Years Ended December 31,
	2019		2018
	High	Low	High	Low
Common Stock:
Fourth quarter	$13.82	$9.26	$20.80	$9.89
Third quarter	$12.70	$8.79	$20.37	$16.94
Second quarter	$15.33	$10.08	$19.23	$12.75
First quarter	$13.47	$10.79	$16.09	$12.34
At February 26, 2020, there were 6,313 holders of record of our common stock.
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

Comparison of Five-Year Cumulative Total Return
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
WPX
MID
S&P O&G

	As of December 31,
Total Return Analysis data:	2014	2015	2016	2017	2018	2019
WPX	$100.00	$49.36	$125.28	$120.98	$97.59	$118.14
MID	$100.00	$96.29	$114.33	$130.85	$114.5	$142.04
S&P O&G	$100.00	$63.29	$86.76	$78.03	$55.62	$49.75
Unregistered Sales of Equity Securities and Use of Proceeds
a.Recent Sales of Unregistered Securities - Not applicable
b.Use of Proceeds - Not applicable.
c.Purchases of Equity Securities by the user and Affiliated Purchasers. The table below provides information about purchases of shares of our common stock during the quarter ended December 31, 2019.

Period	Total number of shares purchased as part of publicly announced plans or programs(a)	Average price paid per share	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)(a)
Share repurchase program(a):
October 1, 2019 to October 31, 2019	1,502,512	$9.96	$342
November 1, 2019 to November 31, 2019	—	$—
December 1, 2019 to December 31, 2019	—	$—
Total for the quarter	1,502,512	$9.96	$342
__________
(a) On August 5, 2019, we announced that our Board of Directors authorized a plan to repurchase up to $400 million of our outstanding shares over a 24 month period. As of December 31, 2019 we have repurchased approximately 5.7 million shares at a total cost of $58 million. This stock repurchase program may be modified, suspended or terminated at any time by our Board of Directors.

Item 6.	Selected Financial Data
The following financial data at December 31, 2019 and 2018, and for each of the three years ended December 31, 2019, 2018 and 2017 should be read in conjunction with the other financial information included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K. All other financial data has been prepared from our accounting records.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of operations data:	(Millions, except per share amounts)
Product revenues	$2,247	$2,025	$1,016	$507	$403
Net gain (loss) on derivatives	$(153)	$81	$3	$(207)	$418
Commodity management revenue	$194	$204	$25	$177	$286
Total revenues	$2,292	$2,310	$1,045	$478	$1,113

Income (loss) from continuing operations(a)	$258	$242	$24	$(672)	$40
Income (loss) from discontinued operations(b)	(2)	(91)	(40)	71	(1,766)
Net income (loss)	$256	$151	$(16)	$(601)	$(1,726)
Less: Net income attributable to noncontrolling interests	—	—	—	—	1
Net income (loss) attributable to WPX Energy, Inc.	$256	$151	$(16)	$(601)	$(1,727)
Less: Dividends on preferred stock	—	8	15	18	9
Less: Loss on induced conversion of preferred stock	—	—	—	22	—
Net income (loss) available to WPX Energy, Inc. common stockholders	$256	$143	$(31)	$(641)	$(1,736)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$258	$234	$9	$(712)	$31
Income (loss) from discontinued operations	$(2)	$(91)	$(40)	$71	$(1,767)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$0.62	$0.57	$0.02	$(2.28)	$0.13
Income (loss) from discontinued operations	$(0.01)	$(0.22)	$(0.10)	$0.23	$(7.55)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$0.61	$0.57	$0.02	$(2.28)	$0.13
Income (loss) from discontinued operations	$—	$(0.22)	$(0.10)	$0.23	$(7.50)

	As of December 31,
	2019	2018	2017	2016	2015
Balance sheet data:	(Millions)
Total assets	$8,413	$8,203	$8,207	$7,264	$8,393
Long-term debt	$2,202	$2,485	$2,575	$2,575	$3,189
Total stockholders’ equity	$4,515	$4,301	$4,127	$3,466	$3,535
Total equity, including noncontrolling interests	$4,515	$4,301	$4,127	$3,466	$3,535
 __________
(a) Income (loss) from continuing operations includes significant pre-tax items comprised of the following:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Millions)
Net (gain) loss on sales of assets, divestment of transportation contracts or impairment of producing properties	$—	$(3)	$(161)	$239	$(349)
Gains on equity method investment transactions	$380	$—	$—	$—	$—

See Notes 4 and 5 of Notes to Consolidated Financial Statements for further discussion of asset sales and the equity method investment transactions in 2019, 2018 and 2017. In 2016, we completed the divestment of the remaining transportation contracts that were not included in the Piceance Basin divestment and recorded a net loss of $238 million. In 2015, we completed sales of a package of marketing contracts and released certain firm transportation capacity resulting in a $209 million gain. We also sold a North Dakota gathering system resulting in a $70 million gain and sold a portion of Appalachian properties resulting in a gain of $69 million.

(b) Income (loss) from discontinued operations includes the results of holdings in the San Juan Basin, holdings in the Piceance Basin and holdings in the Powder River Basin. Significant components included in income (loss) from discontinued operations are comprised of the following:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Millions)
Net pre-tax (gain) loss on divestments	$—	$147	$(10)	$(268)	$(26)
San Juan pre-tax impairment	$—	$—	$60	$—	$—
Piceance pre-tax impairments, including impairment of producing properties, costs of acquired unproved reserves and exploratory area well costs	$—	$—	$—	$—	$2,334
Powder River pre-tax impairments	$—	$—	$—	$—	$16

See Note 2 of Notes to Consolidated Financial Statements for further discussion of discontinued operations in 2019, 2018 and 2017.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and Basis of Presentation
We are an independent oil and natural gas exploration and production company engaged in the exploitation and development of long-life unconventional properties. We are focused on profitably exploiting, developing and growing our oil positions in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota. Associated with our commodity production are sales and marketing activities, which include oil and natural gas purchased from third- party working interest owners in operated wells and the management of various commodity contracts such as transportation. The revenues and expenses related to these sales and marketing activities are reported on a gross basis as part of commodity management revenues and costs and expenses.
In late 2017 and early 2018, we divested our natural gas and oil properties in the San Juan Basin through two separate transactions. Subsequent to the closing of these transactions, we no longer have operations in the San Juan Basin. For all periods presented, the results of the San Juan Basin are reported as discontinued operations. See Note 2 of Notes to Consolidated Financial Statements for further discussion of our discontinued operations. Unless indicated otherwise, the following discussion relates to continuing operations.
The following discussion should be read in conjunction with the selected historical consolidated financial data and the consolidated financial statements and the related notes in Part II, Item 8, Financial Statements and Supplemental Data of this Form 10-K. See the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company's 2018 results of operations as compared to the Company's 2017 results of operations. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”

Overview
Composition of Production (based on Mboe) and Product Revenue

Years Ended December 31,

Production	Product Revenue

—%
20%
40%
60%
80%
100%
17%
21%
62%
15%
21%
64%
13%
21%
66%
6%
3%
91%
7%
4%
89%
7%
7%
86%
2019
2018
2017
2019
2018
2017
Oil
Natural Gas
NGLs

The following table presents our production volumes and financial highlights for 2019, 2018 and 2017:

	Years Ended December 31,
	2019		2018		2017
Production Sales Volume Data(a):		Per day		Per day		Per day
Oil (Mbbls)	37,822	103.6	29,769	81.6	18,964	52.0
Natural gas (MMcf)	78,354	214.7	59,365	162.6	35,311	96.7
NGLs (Mbbls)	10,043	27.5	6,733	18.4	3,656	10.0
Combined equivalent volumes (Mboe)	60,924	166.9	46,396	127.1	28,505	78.1
Financial Data (millions):
Total product revenues	$2,247		$2,025		$1,016
Total revenues	$2,292		$2,310		$1,045
Operating income	$144		$554		$98
Capital expenditure activity(b)	$(1,313)		$(1,510)		$(1,232)
 __________

(a)	Excludes production from our discontinued operations.
(b)	Includes capital expenditures related to discontinued operations of $27 million and $176 million for the years ended December 31, 2018 and 2017, respectively.
Our 2019 operating results were $410 million unfavorable compared to 2018. The primary items impacting 2019 results compared to 2018 results include:
•$234 million unfavorable change in net gain (loss) on derivatives; and
•$350 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income.

Offset by:
•$222 million increase in product revenues, primarily oil sales. Overall, $584 million related to higher production sales volumes substantially offset by $362 million related to lower sales prices.
Outlook
After our multi-year transformation of WPX, our oil-prone positions in the Delaware (Permian) and Williston Basins now form the foundation of WPX. Our acreage positions in each of these basins contains some of the premier geology in the plays and in North America. Over the same period, we also assembled an attractive infrastructure portfolio in the Permian, which will help flow our production out of the basin and will create additional value either through monetization of our midstream investments or lower operating costs. In addition to our joint venture with Howard Energy Partners LLC, we made additional investments during 2018 in our equity positions in two companies that own pipeline systems in the Delaware Basin. In 2019, we closed on transactions and monetized the value in those equity positions totaling approximately $500 million and utilized those proceeds to reduce debt. In addition to these monetizations and debt reduction, WPX took other steps to enhance its value proposition, including launching a share buyback program, generating free cash flow and lowering our weighted-average interest rate on long-term debt.
In the latter half of 2019, we communicated a vision for the Company, which included, among other items, implementing a meaningful dividend, targeting a 7% to 10% free cash flow yield and driving down our leverage metric from current levels. Our focus is, in part, on the important metrics that will drive investor interest over the next 5 years and allow us to compete against any sector, not just energy.
In December 2019, we entered into an agreement with Felix Investments Holdings II, LLC ("Felix Parent") to acquire all of the issued and outstanding membership interests of Felix Energy Holdings II, LLC, or Felix (collectively, the "Felix Acquisition"), for consideration of approximately $2.5 billion ("Purchase Price"), consisting of $900 million in cash (such amount the "Unadjusted Cash Purchase Price") and 152,963,671 unregistered shares of our common stock determined by dividing $1.6 billion by $10.46 (the volume weighted-average price per share price of the Company for the ten consecutive days ending on December 13, 2019) (the "Unadjusted Equity Consideration"). The Purchase Price is subject to customary closing adjustments. See Note 17 of Notes to Consolidated Financial Statements for further discussion of the Felix Acquisition. The Felix Acquisition is consistent with the tenets in our 5-year vision and will allow us to accomplish these objectives more quickly and efficiently thru this highly de-risked, leverage neutral transaction. We plan to implement a dividend following the integration of Felix, targeting approximately $0.10 per share on an annualized basis at initiation. To fund the cash portion of the Felix Acquisition, we completed a January 2020 offering of $900 million of 4.50% Senior Notes due in 2030, the proceeds of which are held in escrow until the closing of the Felix Acquisition.
Our expected base full-year 2020 capital budget, including the impact of the Felix Acquisition assuming a late first quarter or early second quarter closing and excluding land purchases, is $1.675 billion to $1.8 billion. Planned capital for drilling and completions, including non-operated wells, is $1.625 billion to $1.725 billion for the full year 2020, with an additional $50 million to $75 million in midstream opportunities in the Delaware Basin.
Our liquidity at December 31, 2019 totaled approximately $1.5 billion, reflecting amounts available under the Credit Facility Agreement and cash on hand. Our next Senior Note maturity of $73 million is not due until 2022. As of this filing and before consideration of the Felix Acquisition, our Credit Facility Agreement is subject to a $2.1 billion borrowing base with aggregate elected commitments of $1.5 billion and a maturity date of April 17, 2023 (see Note 8 of Notes to Consolidated Financial Statements for further discussion). We believe our current liquidity position will provide the necessary capital to develop our assets or should sustain us if there is a downturn.
Overall, we believe we are well positioned for prudent and disciplined growth assuming a constructive commodity price environment. However, the challenging and dynamic environment of the oil and gas industry, along with future market conditions, may alter these expectations or plans. If we foresee other-than-temporary changes in market conditions, including significant fluctuation in expected commodity prices, we will evaluate the appropriateness of adjustments to our plans.
As we execute on our long-term strategy, we continue to operate with a focus on increasing shareholder value and investing in our businesses in a way that enhances our competitive position by:
•sustainable, value driven and environmentally responsible development of our positions in the Delaware and Williston Basins;
•successful integration of Felix;
•continuing to pursue cost improvements and efficiency gains;
•employing new technology and operating methods;
•continuing to invest in projects to assess resources and add new development opportunities or opportunistic acquisitions to our portfolio;

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
•inability to successfully integrate Felix’s operations or to realize cost savings, revenues or other anticipated benefits of the Felix Acquisition;
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

We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of needed changes to our forecasted oil and natural gas prices. Commodity prices are volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel since 2014. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. If forecasted oil and natural gas prices were to decline, we would need to review the producing properties net book value for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant. The net book value of our proved properties is $5.9 billion. In addition, the net book value associated with unproved leasehold is approximately $1.6 billion and is primarily associated with our Delaware Basin properties. See our discussion of impairment of long-lived assets in our Critical Accounting Estimates discussion later in this section.
Results of Operations
2019 vs. 2018
Revenue Analysis

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2019	2018
	(Millions)
Revenues:
Oil sales	$2,050	$1,790	$260	15%
Natural gas sales	75	87	(12)	(14)%
Natural gas liquid sales	122	148	(26)	(18)%
Total product revenues	2,247	2,025	222	11%
Net gain (loss) on derivatives	(153)	81	(234)	NM
Commodity management	194	204	(10)	(5)%
Other	4	—	4	NM
Total revenues	$2,292	$2,310	$(18)	(1)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Significant variances in the respective line items of revenues are comprised of the following:
•$260 million increase in oil sales reflects $485 million related to higher production sales volumes partially offset by $225 million related to lower sales prices for 2019 compared to 2018. The increase in production sales volumes was primarily driven by our Williston Basin. The Williston Basin volumes increased 41 percent to 57.2 MBbls per day from 40.6 MBbls per day for 2019 and 2018, respectively. The Delaware Basin volumes increased 13 percent to 46.4 MBbls per day from 41.0 MBbls per day for 2019 and 2018, respectively. The following table reflects oil production prices, the price impact of our derivative settlements and volumes for 2019 and 2018.

	Years ended December 31,
	2019	2018

Oil sales (per barrel)	$54.20	$60.14
Impact of net cash paid related to settlement of derivatives (per barrel)(a)	(1.14)	(8.56)
Oil net price including all derivative settlements (per barrel)	$53.06	$51.58

Oil production sales volumes (Mbbls)	37,822	29,769
Per day oil production sales volumes (Mbbls/d)	103.6	81.6
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$12 million decrease in natural gas sales reflects $39 million decrease related to lower gas sales prices for 2019 compared to 2018, partially offset by $27 million increase related to higher production sales volumes for 2019 compared to 2018. The increase in our production sales volumes primarily relates to our Delaware Basin, which had production volumes of 173.0 MMcf per day for 2019 compared to 137.7 MMcf per day for 2018. The following table reflects natural gas production prices, the price impact of our derivative settlements and volumes for 2019 and 2018.

	Years ended December 31,
	2019	2018

Natural gas sales (per Mcf)	$0.96	$1.46
Impact of net cash received related to settlement of derivatives (per Mcf)(a)	0.70	0.51
Natural gas net price including all derivative settlements (per Mcf)	$1.66	$1.97

Natural gas production sales volumes (MMcf)	78,354	59,365
Per day natural gas production sales volumes (MMcf/d)	214.7	162.6
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•$26 million decrease in natural gas liquids sales primarily reflects $99 million related to lower NGL sales prices partially offset by $73 million related to higher production sales volumes for 2019 compared to 2018. The Delaware Basin volumes were 20.8 MBbls per day compared to 14.2 MBbls per day for 2019 and 2018, respectively. The Williston Basin volumes were 6.8 MBbls per day compared to 4.2 MBbls per day for 2019 and 2018, respectively. The following table reflects NGL production prices, the price impact of our derivative settlements and volumes for 2019 and 2018.

	Years ended December 31,
	2019	2018

NGL sales (per barrel)	$12.17	$21.97
Impact of net cash paid related to settlement of derivatives (per barrel)(a)	—	(1.98)
NGL net price including all derivative settlements (per barrel)	$12.17	$19.99

NGL production sales volumes (Mbbls)	10,043	6,733
Per day NGL production sales volumes (Mbbls/d)	27.5	18.4
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$234 million unfavorable change in net gain (loss) on derivatives primarily reflects changes in crude oil derivatives that were a result of increases in 2019 of forward commodity prices relative to our hedge positions. Settlements to be received on derivatives totaled $12 million for 2019 and settlements to be paid totaled $237 million for 2018.
•$10 million decrease in commodity management revenues primarily due to lower crude sales volumes and lower prices on crude and natural gas sales. These decreases are offset by higher natural gas sales volumes in 2019 as a result of additional excess capacity in the Delaware Basin, which we utilized to purchase natural gas at depressed Delaware Basin pricing and transport to sales points outside the Basin. Related commodity management costs and expenses decreased $19 million and are discussed below.
Cost and operating expense and operating income analysis:

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2019	2018			2019	2018
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$928	$777	$(151)	(19)%	$15.23	$16.75
Lease and facility operating	374	272	(102)	(38)%	$6.13	$5.85
Gathering, processing and transportation	183	107	(76)	(71)%	$3.01	$2.30
Taxes other than income	178	157	(21)	(13)%	$2.92	$3.39
Exploration	95	75	(20)	(27)%
General and administrative:
General and administrative expenses	172	150	(22)	(15)%	$2.83	$3.22
Equity-based compensation	34	32	(2)	(6)%	$0.57	$0.70
Total general and administrative	206	182	(24)	(13)%	$3.40	$3.92
Commodity management	163	182	19	10%
Net gain on sales of assets (Note 4)	—	(3)	(3)	(100)%
Acquisition costs (Note 17)	3	—	(3)	NM
Other—net	18	7	(11)	(157)%
Total costs and expenses	$2,148	$1,756	$(392)	(22)%
Operating income	$144	$554	$(410)	(74)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant components on our costs and expenses are comprised of the following:
•$151 million increase in depreciation, depletion and amortization is primarily due to higher production volumes partially offset by a $1.52 decrease in the per Boe rate compared to 2018 primarily due to favorable technical revisions in the Williston Basin. The decrease in the per Boe rate was also a result of the addition of new wells with lower relative cost per Boe.
•$102 million increase in lease and facility operating expenses primarily related to increased production volumes and higher water management costs for 2019 compared to 2018.
•$76 million increase in gathering, processing and transportation is due to growth in production volumes and the impact of new or modified contracts in the Delaware and Williston Basins.
•$21 million increase in taxes other than income related to increased product revenues, previously discussed.
•$20 million increase in exploration expenses is primarily due to higher unproved leasehold amortization in 2019.
•$24 million increase in general and administrative expenses for 2019 compared to 2018. General and administrative expenses in 2019 included $8 million for costs associated with a voluntary exit program we offered to employees. Also included in the increase is approximately $10 million higher employee incentive bonus compared to 2018. Our general and administrative expenses per BOE decreased to an average $3.40 for 2019 compared to $3.92 for 2018. Excluding the $8 million related to the voluntary exit program, our rate per Boe averaged $3.27 in 2019.
•$19 million decrease in commodity management expenses is primarily due to lower crude purchase volumes and depressed Delaware Basin pricing on physical natural gas cost of sales. These decreases are partially offset by higher natural gas sales volumes as discussed above.
•$11 million increase in other expense for 2019 compared to 2018 primarily related to an $11 million charge in 2019 associated with an offer made by us to settle certain contractual disputes in the Williston Basin (See Note 4 of Notes to Consolidated Financial Statements for details of this expense).
Results below operating income

	Years ended December 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2019	2018
	(Millions)
Operating income	$144	$554	$(410)	(74)%
Interest expense	(159)	(163)	4	2%
Loss on extinguishment of debt	(47)	(71)	24	34%
Gains on equity method investments transactions	380	—	380	NM
Equity earnings (loss)	9	(6)	15	NM
Other income	1	2	(1)	(50)%
Income from continuing operations before income taxes	328	316	12	4%
Provision for income taxes	70	74	4	5%
Income from continuing operations	258	242	16	7%
Loss from discontinued operations	(2)	(91)	89	98%
Net income	$256	$151	$105	70%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Interest expense decreased in 2019 compared to 2018 due to a lower amount of average debt outstanding in 2019 and lower average interest rates. Offsetting these decreases was approximately $3 million of fees for a bridge facility related to the Felix Acquisition.
In the third quarter of 2019, we issued $600 million of Senior Notes due in 2027. The net proceeds from this offering were used to fund the purchase of $550 million aggregate principal amount of our 2022 Notes and 2023 Notes. As a result of the early retirement of these Senior Notes, we recorded a loss on extinguishment of debt of $47 million in 2019. In the second quarter of 2018, we used proceeds from the San Juan Gallup disposition and proceeds from the issuance of $500 million of Senior Notes due in 2026 to retire $921 million aggregate principal amount of our Senior Notes. As a result of the early retirement of these Senior Notes, we recorded a loss on extinguishment of debt of $71 million in 2018. See Note 8 of Notes to Consolidated Financial Statements for additional information regarding these transactions.
Gains on equity method investments transactions in 2019 related to the sale of our 20 percent equity interest in the Whitewater natural gas pipeline and a distribution received related to our 25 percent equity interest in the Oryx pipeline. See Note 5 of Notes to Consolidated Financial Statements for details of these transactions.
Loss from discontinued operations in 2018 primarily relates to a $147 million pretax loss on the sale of our San Juan

Gallup operations, which was sold in the first quarter of 2018. See Note 2 of Notes to Consolidated Financial Statements for detail of amounts included in discontinued operations.
Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital and capital expenditures while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2020 are cash on hand, expected cash flows from operations, contributions from noncontrolling interests (see Note 14 of Notes to Consolidated Financial Statements), and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to pursue our business strategy and goals through at least 2020. These goals include implementing a meaningful dividend, targeting a 7 percent to 10 percent free cash flow yield, driving down our leverage metrics from current levels and continuing to opportunistically repurchase our shares. Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities.
We note the following assumptions for 2020:
•our planned capital expenditures, excluding acquisitions, are estimated to be approximately $1.675 billion to $1.8 billion of which $1.625 billion to $1.725 billion relates to drilling and completions, including facilities; and
•we have hedged a portion of our anticipated 2020 oil and gas production as disclosed in Commodity Price Risk Management following this section.
Potential risks associated with our planned levels of liquidity and the planned capital expenditures discussed above include:
•lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices or inflation on operating costs;
•our ability to successfully integrate Felix's operation or to realize costs savings, revenues or other anticipated benefits of the Felix Acquisition;
•significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold;
•reduced access to our credit facility pursuant to our financial covenants; and
•higher than expected development costs, including the impact of inflation.
Credit Facility
Our Credit Facility (as defined in Note 8 of Notes to Consolidated Financial Statements), includes total commitments of $1.5 billion, on a $2.1 billion Borrowing Base with a maturity date of April 17, 2023. Based on our current credit ratings, a Collateral Trigger Period applies that makes the Credit Facility subject to certain financial covenants and a Borrowing Base. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility see Note 8 of Notes to Consolidated Financial Statements. As of December 31, 2019, WPX had no borrowings outstanding and $28 million of letters of credit issued under the Credit Facility. Additionally, WPX was in compliance with our covenants under the Credit Facility as of December 31, 2019. Our unused borrowing availability was $1,472 million as of December 31, 2019.
Strategic Partnerships
In September and October 2019, we entered into strategic relationships with two third-parties through two newly-formed subsidiaries for purposes of acquiring mineral interests and funding participation in future non-operated well interests. In accordance with and subject to the terms of the agreements, both parties have committed to fund future contributions, subject to certain limits, through the end of 2020 and 2022, respectively. The third-party contributions would represent 80 percent to 85 percent of the total contributions to the partnerships. WPX will be entitled to receive varying percentages of returns based upon achievement of certain predetermined thresholds.
Pending Felix Acquisition
As previously discussed, we signed an agreement in December 2019 to purchase Felix Investments Holdings II, LLC for $2.5 billion. The closing is expected in first-quarter 2020. The $900 million cash portion and transaction costs at closing will be funded by the proceeds from the senior notes discussed below and, if necessary, our Credit Facility.
On January 10, 2020, we completed our debt offering of $900 million aggregate principal amount of 4.50% senior unsecured notes due 2030. The proceeds were deposited into an escrow account upon the closing of the offering. Upon release from escrow, WPX intends to use the proceeds to finance a portion of the cash consideration of the Felix Acquisition and to pay certain fees and expenses (see Note 17 of Notes to Consolidated Financial Statements).
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

Crude Oil	2020		2021
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI(a)	65,129	$57.07	—	$—
Fixed Price Swaptions—WTI	—	$—	20,000	$57.02
Fixed Price Costless Collars—WTI	20,000	$53.33 - $63.48	—	$—
Basis Swaps— Midland/Cushing	7,486	$(1.31)	—	$—
Basis Swaps— Brent/WTI Spread	5,000	$8.36	1,000	$8.00
Basis Swaps— Nymex Calendar Monthly Avg Roll	8,361	$0.57	—	$—
__________
(a) Fixed Price Swaps include hedges related to a new partnership created to fund non-operated interests.

Natural Gas	2020		2021
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Basis Swaps—Waha	60	$(0.79)	70	$(0.59)

Credit Ratings
Our ability to borrow money will be impacted by several factors, including our credit ratings. Credit ratings agencies perform independent analyses when assigning credit ratings. While not a current factor related to our Credit Facility, a downgrade of our current rating could increase our future cost of borrowing, thereby negatively affecting our available liquidity. The ratings as of February 26, 2020 were as follows:

Standard and Poor’s:
Corporate Credit Rating	BB-
Senior Unsecured Debt Rating	BB-
Outlook	Watch Positive
Moody’s Investors Service:
LT Corporate Family Rating	Ba3
Senior Unsecured Debt Rating	B1
Outlook	Review For Upgrade
Fitch Ratings:
LT Corporate Family Rating	BB
Senior Unsecured Debt Rating	BB
Outlook	Positive Watch
At the time of the Felix Acquisition announcement or shortly thereafter, all three credit rating agencies indicated that WPX could receive credit rating upgrades following the closing of the Felix Acquisition.

Sources (Uses) of Cash

	Years Ended December 31,
	2019	2018	2017
	(Millions)
Net cash provided by (used in):
Operating activities	$1,257	$883	$507
Investing activities	(773)	(896)	(1,436)
Financing activities	(422)	(170)	624
Increase (decrease) in cash and cash equivalents and restricted cash	$62	$(183)	$(305)
Operating activities
Net cash provided by operating activities increased in 2019 from 2018 primarily due to higher production volumes in 2019 and realizations on our derivatives, partially offset by higher operating costs and lower commodity prices. Additionally, 2019 includes the receipt of approximately $38 million related to an alternative minimum tax credit refund (see Note 9 of Notes to Consolidated Financial Statements).
Net cash provided by operating activities increased in 2018 from 2017 primarily due to higher production volumes and higher commodity prices in 2018, partially offset by higher operating costs and an increase in settlements paid on our derivatives.
Total cash provided by operating activities related to discontinued operations excluding changes in working capital was approximately $44 million and $143 million for 2018 and 2017, respectively. Cash outflows related to previous accruals for Powder River Basin gathering and transportation contracts retained were $28 million, $47 million and $53 million for 2019, 2018 and 2017, respectively.
Investing activities
The table below reflects capital expenditures, exclusive of partnerships, for the periods presented.

	Years Ended December 31,
	2019		2018	2017
	(Millions)
Incurred capital expenditures:
Drilling, completions and facilities	$1,092		$1,327	$880
Land acquisitions	114		65	63
Infrastructure	91		81	102
Other	16		10	10
Discontinued operations, primarily drilling and completions	—		27	177
Total incurred capital expenditures	1,313	1,313	1,510	1,232
Changes in related accounts payable and accounts receivable	44		(34)	(71)
Cash capital expenditures reported on the Consolidated Statement of Cash Flows	$1,357		$1,476	$1,161
Incurred capital expenditures related to partnerships was approximately $8 million in 2019.
Significant components related to proceeds from the sale of our assets are comprised of the following:
2019
•$505 million of proceeds related to transactions involving our equity method investments including our 20 percent equity interest in Whitewater natural gas pipeline and our 25 percent equity interest in the Oryx pipeline (see Note 5 of Notes to Consolidated Financial Statements); and
•$83 million in proceeds from the sale of certain non-core properties (see Note 4 of Notes to Consolidated Financial Statements).
2018
•$645 million of net proceeds from the sale of San Juan Gallup (see Note 2 of Notes to Consolidated Financial Statements).

2017
•$155 million related to the sale of our natural gas-producing properties in the San Juan Basin (see Note 2 of Notes to Consolidated Financial Statements).
Net cash used in investing activities for 2018 includes $102 million of additional investment in equity method investments. Net cash used in investing activities for the year ended December 31, 2017 includes $798 million related to the acquisition of acreage in the Delaware Basin.
Investing activities in 2017 includes net proceeds of $338 million from the formation of the joint venture with Howard (see Note 5 of Notes to Consolidated Financial Statements).
Financing activities
The following are significant financing activities by year:
2019
•$594 million of payments for retirement of long-term debt, including approximately $44 million of premium, offset by $593 million net proceeds from a debt issuance in the third quarter of 2019. See Note 8 of Notes to Consolidated Financial Statements for further discussion of our debt tender offers and debt issuance;
•$330 million of net repayments on the Credit Facility; and
•$58 million of payments for repurchases of common stock under a share repurchase program approved by the Board of Directors in third-quarter 2019 (see Note 14 of Notes to Consolidated Financial Statements).
2018
•$986 million of payments for retirement of long-term debt, including approximately $63 million of premium, partially offset by $494 million net proceeds from a debt issuance in the second quarter of 2018. See Note 8 of Notes to Consolidated Financial Statements for further discussion of our debt tender offers and debt issuance;
•$330 million net borrowings on the Credit Facility; and
•$11 million of preferred stock dividends.
2017
•In January 2017, we completed an equity offering of 51.675 million shares for net proceeds of approximately $670 million in conjunction with the acquisition of acreage in the Delaware Basin;
•$15 million of preferred stock dividends; and
•payment of $165 million, including premium, to repurchase some of our 2020 Senior Notes partially offset by $148 million of net proceeds related to the issuance of additional notes due 2024.
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at December 31, 2019 and December 31, 2018. Although not a financing arrangement, we have provided a guarantee for certain obligations transferred as part of a 2018 divestment (see Note 2 of Notes to Consolidated Financial Statements).

Contractual Obligations
The table below summarizes the maturity dates of our contractual obligations at December 31, 2019.

	2020	2021 – 2022	2023 – 2024	Thereafter	Total
	(Millions)
Long-term debt, including current portion:
Principal	$—	$73	$1,056	$1,100	$2,229
Interest	132	262	222	138	754
Operating leases and associated service commitments:
Drilling rig commitments(a)	73	23	1	—	97
Other	26	16	—	—	42
Transportation commitments(b)	114	181	151	315	761
Oil and gas activities(c)(d)	107	99	77	38	321
Financial derivatives(e)	82	—	—	—	82
Other	14	14	3	1	32
Total obligations	$548	$668	$1,510	$1,592	$4,318
 __________
(a) Includes materials and services obligations associated with our drilling rig contracts.
(b) Includes firm demand obligations of $22 million of which $21 million is recorded as a liability as of December 31, 2019. A liability was recorded in 2015 in conjunction with our exit from the Powder River Basin (see Note 2 of Notes to Consolidated Financial Statements). Excludes additional commitments totaling $875 million associated with projects for which a counterparty has not completed construction.
(c) Includes gathering, processing and other oil and gas related services commitments of $17 million of which $15 million is recorded as a liability as of December 31, 2019. Liabilities were recorded in 2015 in conjunction with our exit from the Powder River Basin and associated with an abandoned area in the Appalachian Basin.
(d) Excluded are liabilities associated with asset retirement obligations totaling $97 million as of December 31, 2019. The ultimate settlement and timing of asset retirement obligations cannot be precisely determined in advance; however, we estimate that approximately 21 percent of this liability will be settled in the next five years.
(e) Obligations for financial derivatives are based on market information as of December 31, 2019, and assume contracts remain outstanding for their full contractual duration. Because market information changes daily and is subject to volatility, significant changes to the values in this category may occur.
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
Environmental
Our operations are subject to governmental laws and regulations relating to the protection of the environment, and increasingly strict laws, regulations and enforcement policies, as well as future additional environmental requirements, could materially increase our costs of operation, compliance and any remediation that may become necessary. In view of (1) trends in public and political sentiment regarding environmental expectations; (2) a desire to continually improve our environmental performance; and (3) elevating attention on emerging public policy, our board added responsibilities to our Nominating and Governance Committee and changed the name to the Nominating, Governance, Environmental & Public Policy Committee. This is a recognition of the reality that new standards and requirements will emerge for producers of traditional energy. The Committee’s amended charter provides for (1) overseeing management’s monitoring and enforcement of WPX’s policies to protect the environment, including those related to flaring and emissions; (2) monitoring emerging political, social and environmental trends and major global legislative and regulatory developments that may affect or require adjustments in our business operations; and (3) advising the Board of Directors on significant stakeholder concerns and shareholder proposals relating to environmental, public policy or sustainability-related matters.

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
The process of estimating oil and natural gas reserves is very complex, requiring significant judgment in the evaluation of all available geological, geophysical, engineering and economic data. After being estimated internally, approximately 100 percent of our reserves estimates are audited by independent experts. The data may change substantially over time as a result of numerous factors, including the historical 12 month weighted average price, additional development cost and activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserves estimates could occur from time to time. Such changes could trigger an impairment of our oil and gas properties and have an impact on our depreciation, depletion and amortization expense prospectively. For example, a change of approximately 10 percent in our total oil and gas reserves could change our annual depreciation, depletion and amortization expense between approximately $83 million and $101 million. The actual impact would depend on the specific basins impacted and whether the change resulted from proved developed, proved undeveloped or a combination of these reserves categories.
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
We record the cost of leasehold acquisitions as incurred. Individually significant lease acquisition costs are assessed annually, or as conditions warrant, for impairment considering our future drilling plans, the remaining lease term and recent drilling results. Lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. Changes in our assumptions regarding the estimates of the nonproductive portion of these leasehold acquisitions could result in impairment of these costs. Upon determination that specific acreage will not be developed, the costs associated with that acreage would be impaired. Additionally, our leasehold costs are evaluated for impairment if the proved property costs in the basin are impaired. Our capitalized lease acquisition costs totaled $1.6 billion at December 31, 2019 and are primarily associated with our Delaware Basin acreage.
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
We assess our proved properties for impairment using estimates of future undiscounted cash flows. Significant judgments and assumptions are inherent in these assessments and include estimates of reserves quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), drilling plans, expected capital and lease operating costs. The assessment performed as of December 31, 2019 did not identify any properties with a carrying value in excess of those estimated undiscounted cash flows. Therefore, no impairment charges were recorded in 2019 based on this assessment.
The assessments described above included approximately $5.9 billion of net book value associated with our proved properties. Many judgments and assumptions are inherent and to some extent interdependent of one another in our estimate of future cash flows used to evaluate these assets. The use of alternate judgments and assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements. As previously noted within “Successful Efforts Method of Accounting for Oil and Gas Exploration and Production Activities”, estimated natural gas and oil reserves and estimated future commodity prices for oil and gas are a significant part of our impairment analysis. Commodity prices are significantly volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel since 2014. Our forecasted price assumptions reflect a long-term view of pricing but also consider current prices and are consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. Approximately 56 percent of our future production considered in the impairment assessment is in years 2025 and beyond. If the estimated commodity revenues (only one of the many estimates involved) of the predominately oil proved properties were lower by 15 to 25 percent, these properties could be at risk for impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If impairments were required, the charges could be significant.
Valuation of Deferred Tax Assets and Liabilities
We record deferred taxes for the differences between the tax and book basis of our assets and liabilities as well as loss or credit carryovers to future years. Included in our deferred taxes are deferred tax assets primarily resulting from certain federal and state tax loss carryovers generated in the current and prior years and alternative minimum tax credits. We must periodically evaluate whether it is more likely than not we will realize these deferred tax assets and establish a valuation allowance for those that do not meet the more likely than not threshold. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent, we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets.
As of December 31, 2019, our assessment of federal net operating loss carryovers was that no valuation allowance was required; however, a future pretax loss or limitation due to an ownership change may result in the need for a valuation allowance on our deferred tax assets.
The determination of our state deferred tax liability requires judgment as our state deferred tax rates can change periodically based on changes in our operations. Our state deferred tax rates are based upon our current entity structure, the jurisdictions in which we operate and corresponding statutory tax rates.
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
The determination of fair value for our energy derivative assets and liabilities also incorporates the time value of money and various credit risk factors, which can include the credit standing of the counterparties involved, master netting arrangements, the impact of credit enhancements (such as cash collateral posted and letters of credit) and our nonperformance risk on our energy derivative liabilities. The determination of the fair value of our energy derivative liabilities does not consider noncash collateral credit enhancements. For net derivative assets, we apply a credit spread, based on the credit rating of the counterparty, against the net derivative asset with that counterparty. For net derivative liabilities, we apply our own credit rating. We derive the credit spreads by using the corporate industrial credit curves for each rating category and building a curve based on certain points in time for each rating category. The spread comes from the discount factor of the individual corporate curves versus the discount factor of the LIBOR curve. At December 31, 2019, the credit reserve is less than $1 million on our net derivative assets and net derivative liabilities. Considering these factors and that we do not have significant risk from our net credit exposure to derivative counterparties, the impact of credit risk is not significant to the overall fair value of our derivatives portfolio.
Of the $24 million net derivative liability at December 31, 2019, $34 million of liability expires in the next 12 months. Our derivatives portfolio is largely comprised of exchange-traded products or like products where price transparency has not historically been a concern. Due to the nature of the markets in which we transact and the relatively short tenure of our derivatives portfolio, we do not believe it is necessary to make an adjustment for illiquidity. We regularly analyze the liquidity of the markets based on the prevalence of broker pricing and exchange pricing for products in our derivatives portfolio.
There were no instruments included in Level 3 at December 31, 2019.
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
Interest Rate Risk
Our interest rate risk exposure is related primarily to our debt portfolio. Our senior notes are fixed rate debt in order to mitigate the impact of fluctuations in interest rates. For our fixed rate debt, $73 million matures in 2022, $406 million matures in 2023, $650 million matures in 2024, $500 million matures in 2026 and $600 million matures in 2027. Interest rates for each group are 6.00 percent, 8.25 percent, 5.25 percent, 5.75 percent and 5.25 percent, respectively. The aggregate fair value of the senior notes is $2,400 million. Borrowings under our Credit Facility are based on a variable interest rate and could expose us to the risk of increasing interest rates. As of December 31, 2019, we had no borrowings outstanding under the Credit Facility. See Note 8 of Notes to Consolidated Financial Statements.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of oil, natural gas and NGLs, as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our marketing trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted and changes in interest rates. We have previously disclosed the value-at-risk; however, a sensitivity analysis is predominately the disclosure used by our peers. See Notes 15 and 16 of Notes to Consolidated Financial Statements.
An assumed increase in forward prices used in the valuation of our crude oil and natural gas fixed price swap and option derivatives of $5.00 per Bbl and $0.25 per MMBtu would decrease our derivative valuation by approximately $165 million and $82 million at December 31, 2019 and December 31, 2018, respectively. Conversely, an assumed decrease in forward prices of $5.00 per Bbl and $0.25 per MMBtu would increase our derivative valuation by $151 million and $81 million at December 31, 2019 and December 31, 2018, respectively. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production economically hedged by the derivative instruments. Contracts designated as normal purchases or sales and nonderivative energy contracts have been excluded from this sensitivity analysis.
Our portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net liability of $24 million at December 31, 2019 and net asset of $141 million at December 31, 2018.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of WPX Energy, Inc.,

Opinion on Internal Control over Financial Reporting

We have audited WPX Energy, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WPX Energy, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of WPX Energy, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15.(a) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of WPX Energy, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WPX Energy, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15.(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depreciation, Depletion, and Amortization (DD&A) of Proved Properties
Description of the Matter	The net book value of proved properties totaled $5.9 billion at December 31, 2019, and the Company recorded depreciation, depletion and amortization (DD&A) expense of $928 million for the year then ended. As discussed in Note 1, under the successful efforts method of accounting, DD&A for proved properties is recorded on a field basis using the units-of-production method. Proved developed reserves, as estimated by the Company’s internal engineering staff, are used to calculate depreciation and amortization of capitalized exploratory and development drilling costs, including lease and well equipment and intangible development costs. Total proved reserves, also estimated by the Company’s internal engineering staff, are used to calculate depletion of producing leasehold costs. Significant judgment is required by the Company’s internal engineering staff in evaluating geological and engineering data when estimating proved oil and gas reserves. Estimating reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions, and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and gas reserves, management used independent petroleum engineers to audit the estimates prepared by the Company’s internal engineering staff as of December 31, 2019.

Auditing the Company’s DD&A is especially complex because of the use of the work of the internal engineering staff and the independent petroleum engineers and the evaluation of management’s determination of the inputs described above used by the engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the engineers for use in estimating proved oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company’s internal technical person primarily responsible for overseeing the preparation of the reserve estimates by the internal engineering staff and the independent petroleum engineers used to audit the estimates. In addition, in assessing whether we can use the work of the internal engineering staff and the independent petroleum engineers, we evaluated the completeness and accuracy of the financial data and inputs described above used by the engineers in estimating proved oil and gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We also tested the mechanical accuracy of the DD&A calculations, including agreeing the proved oil and gas reserve amounts used to the Company’s reserve reports.

Amortization of Unproved Lease Acquisition Costs
Description of the Matter
At December 31, 2019, unproved properties were $1.8 billion, which includes unproved lease acquisition costs. As discussed in Note 1 to the consolidated financial statements, lease acquisition costs that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. The amortization of lease acquisition costs is included in exploration expense on the Consolidated Statements of Operations.

Auditing the amortization of unproved leasehold acquisition costs was complex and judgmental due to the significant estimation required by management in determining the nonproductive portion of leasehold costs and the average holding period. The significant assumptions used to estimate the nonproductive portion of unproved lease acquisition costs included the Company’s historical experience or other information, such as current drilling plans and existing geological data.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for the amortization of unproved lease acquisition costs. For example, we tested controls over management’s review of the significant assumptions and inputs used in determining the amortization of unproved leasehold acquisition costs, including the estimated unsuccessful portion of unproved lease acquisition costs, and the estimated average holding period of unproved leases.

Our audit procedures included, among others, evaluating the significant assumptions and the completeness and accuracy of the underlying financial data used by the Company in determining the amortization of unproved lease acquisition costs. As part of our evaluation, we considered the consistency of the significant assumptions used by management to estimate the unsuccessful portion of unproved lease acquisition costs with historical drilling results and the Company’s drilling schedule, and identified and evaluated corroborative and contrary evidence. In addition, we assessed the estimated average holding period of unproved leases by comparing to the Company’s historical experience. We also tested the mechanical accuracy of the calculation of unproved lease acquisition costs.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Tulsa, Oklahoma
February 27, 2020

WPX Energy, Inc.
Consolidated Balance Sheets

	December 31,
	2019	2018
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$60	$3
Accounts receivable, net of allowance	450	405
Derivative assets	57	174
Inventories	41	48
Assets classified as held for sale	—	79
Other	39	30
Total current assets	647	739
Investments	48	167
Properties and equipment, net (successful efforts method of accounting)	7,590	7,266
Derivative assets	10	4
Other noncurrent assets (Note 1)	118	27
Total assets	$8,413	$8,203

Liabilities and Equity
Current liabilities:
Accounts payable	$556	$514
Accrued and other current liabilities	251	178
Derivative liabilities	91	23
Total current liabilities	898	715
Deferred income taxes	290	201
Long-term debt, net	2,202	2,485
Derivative liabilities	—	14
Other noncurrent liabilities (Note 1)	508	487
Contingent liabilities and commitments (Note 10)
Equity:
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares outstanding at December 31, 2019 and 2018)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 416.8 million and 420.6 million shares issued and outstanding at December 31, 2019 and 2018)	4	4
Additional paid-in-capital	7,692	7,734
Accumulated deficit	(3,181)	(3,437)
Total stockholders' equity	4,515	4,301
Total liabilities and equity	$8,413	$8,203
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018	2017
Revenues:	(Millions, except per share amounts)
Product revenues:
Oil sales	$2,050	$1,790	$879
Natural gas sales	75	87	67
Natural gas liquid sales	122	148	70
Total product revenues	2,247	2,025	1,016
Net gain (loss) on derivatives	(153)	81	3
Commodity management	194	204	25
Other	4	—	1
Total revenues	2,292	2,310	1,045
Costs and expenses:
Depreciation, depletion and amortization	928	777	542
Lease and facility operating	374	272	168
Gathering, processing and transportation	183	107	24
Taxes other than income	178	157	79
Exploration	95	75	87
General and administrative (including equity-based compensation of $34 million, $32 million and $28 million for the respective periods)	206	182	166
Commodity management	163	182	27
Net gain on sales of assets (Note 4)	—	(3)	(161)
Acquisition costs (Note 17)	3	—	—
Other—net	18	7	15
Total costs and expenses	2,148	1,756	947
Operating income	144	554	98
Interest expense	(159)	(163)	(188)
Loss on extinguishment of debt (Note 8)	(47)	(71)	(17)
Gains on equity method investments transactions	380	—	—
Equity earnings (loss)	9	(6)	—
Other income	1	2	3
Income (loss) from continuing operations before income taxes	328	316	(104)
Provision (benefit) for income taxes	70	74	(128)
Income from continuing operations	258	242	24
Loss from discontinued operations	(2)	(91)	(40)
Net income (loss)	256	151	(16)
Less: Dividends on preferred stock	—	8	15
Net income (loss) available to WPX Energy, Inc. common stockholders	$256	$143	$(31)
(continued on next page)

WPX Energy, Inc.
Consolidated Statements of Operations-(Continued)
	Years Ended December 31,
	2019	2018	2017
	(Millions, except per share amounts)
Amounts available to WPX Energy, Inc. common stockholders:
Income from continuing operations	$258	$234	$9
Loss from discontinued operations	(2)	(91)	(40)
Net income (loss)	$256	$143	$(31)
Basic earnings (loss) per common share:
Income from continuing operations	$0.62	$0.57	$0.02
Loss from discontinued operations	(0.01)	(0.22)	(0.10)
Net income (loss)	$0.61	$0.35	$(0.08)
Basic weighted-average shares	420.4	408.4	395.1
Diluted earnings (loss) per common share:
Income from continuing operations	$0.61	$0.57	$0.02
Loss from discontinued operations	—	(0.22)	(0.10)
Net income (loss)	$0.61	$0.35	$(0.08)
Diluted weighted-average shares	422.0	411.7	397.4
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity

		WPX Energy, Inc., Stockholders
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
	(Millions)
Balance at December 31, 2016	$232	$3	$6,803	$(3,572)	$3,466
Net loss				(16)	(16)
Stock based compensation, net of tax impact			22		22
Issuance of common stock to public, net of offering costs		1	669		670
Dividends on preferred stock			(15)		(15)
Balance at December 31, 2017	232	4	7,479	(3,588)	4,127
Net income				151	151
Stock based compensation, net of tax impact			31		31
Conversion of preferred stock to common stock	(232)		232		—
Dividends on preferred stock			(8)		(8)
Balance at December 31, 2018	—	4	7,734	(3,437)	4,301
Net income				256	256
Stock based compensation, net of tax impact			22		22
Transaction costs related to partnerships			(6)		(6)
Repurchases of common stock			(58)		(58)
Balance at December 31, 2019	$—	$4	$7,692	$(3,181)	$4,515

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
Operating Activities(a)	(Millions)
Net income (loss)	$256	$151	$(16)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	928	785	673
Deferred income tax provision (benefit)	89	84	(134)
Provision for impairment of properties and equipment (including certain exploration expenses) and investments	86	73	158
Net (gains) losses related to equity method investments transactions and sales of assets	(380)	145	(170)
Net (gain) loss on derivatives	153	(81)	(3)
Net (payments) settlements related to derivatives	12	(237)	4
Amortization of stock-based awards	37	34	32
Loss on extinguishment of debt	47	71	17
Equity losses or undistributed equity (earnings)	(4)	6	—
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(62)	(59)	(153)
Inventories	6	(15)	(8)
Other current assets	(5)	2	(8)
Accounts payable	97	17	158
Federal income tax receivable and payable	19	(38)	12
Accrued and other current liabilities	3	(22)	(31)
Liabilities accrued in prior years for retained transportation and gathering contracts related to discontinued operations	(28)	(47)	(53)
Other, including changes in other noncurrent assets and liabilities	3	14	29
Net cash provided by operating activities(a)	1,257	883	507
Investing Activities(a)
Capital expenditures(b)	(1,357)	(1,476)	(1,161)
Capital expenditures related to consolidated partnerships(c)	(5)	—	—
Proceeds from sales of assets and equity method investments transactions	592	682	193
Purchases of a business, net of cash acquired	—	—	(799)
Net proceeds from the joint venture formation	—	—	338
Purchases of or contributions to equity method investments	(18)	(102)	(8)
Distributions from equity method investments in excess of cumulative earnings	14	—	—
Other	1	—	1
Net cash provided by (used in) investing activities(a)	(773)	(896)	(1,436)
Financing Activities
Proceeds from common stock	2	10	672
Dividends paid on preferred stock	—	(11)	(15)
Payments for repurchases of common stock	(58)	—	—
Borrowings on credit facility	1,541	1,453	661
Payments on credit facility	(1,871)	(1,123)	(661)
Proceeds from long-term debt, net of discount	593	494	148
Payments for retirement of long-term debt, including premium	(594)	(986)	(165)
Taxes paid for shares withheld	(16)	(14)	(12)
Payments for debt issuance costs and credit facility amendment fees	(3)	(10)	(2)
Other	(16)	17	(2)
Net cash provided by (used in) financing activities	(422)	(170)	624
Net increase (decrease) in cash and cash equivalents and restricted cash	62	(183)	(305)
Cash and cash equivalents and restricted cash at beginning of period	18	201	506
Cash and cash equivalents and restricted cash at end of period	$80	$18	$201
__________
(a) Amounts reflect both continuing and discontinued operations unless otherwise noted.
(b)   Incurred capital expenditures were $1,313 million, $1,510 million and $1,232 million for the respective periods. The difference between incurred and cash capital expenditures is due to changes in related accounts payable and accounts receivable.
(c) Incurred capital expenditures were $8 million for 2019. The difference between incurred and cash capital expenditures is due to changes in related accounts payable and accounts receivable.
See accompanying notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Operations of our company include oil, natural gas and NGL development and production primarily located in Texas, New Mexico and North Dakota. We specialize in development and production from tight-sands and shale formations in the Delaware and Williston Basins. Associated with our commodity production are sales and marketing activities, referred to as commodity management activities, which include oil and natural gas purchased from third-party working interest owners in operated wells and the management of various commodity contracts, such as transportation.
We had operations in the San Juan Basin, which were sold in 2017 and 2018, that are reported in discontinued operations as discussed below.
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
Significant estimates and assumptions that impact these financials include:
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
Restricted cash
Restricted cash was approximately $20 million and $15 million as of December 31, 2019 and 2018, respectively, and is included in other current assets on the Consolidated Balance Sheets.

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

	Years ended December 31,
	2019	2018
	(Millions)
Material, supplies and other	$36	$46
Commodity production in storage	5	2
	$41	$48

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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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
Notes to Consolidated Financial Statements-(Continued)
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
We record revenue on a gross basis when we control a promised good or service before transferring it to a customer. We record revenue on a net basis when we arrange for another company to provide the good or service. Determining the point and time when control of a product transfers to a customer requires significant judgment. Payment is typically due 30 to 45 days following delivery of product to our customers.
Revenues from production in properties for which we have an interest with other producers are recognized based on the actual volumes sold during the period. Any differences between volumes sold and entitlement volumes, based on our net revenue interest, that are determined to be nonrecoverable through remaining production are recognized as accounts receivable

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
or accounts payable, as appropriate. Our cumulative net oil and natural gas imbalance position based on market prices as of December 31, 2019 and 2018 was insignificant.
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
Earnings (loss) per common share
Basic earnings (loss) per common share is based on the sum of the weighted-average number of common shares outstanding and vested restricted stock units. Diluted earnings (loss) per common share includes any dilutive effect of stock options and nonvested restricted stock units and awards (see Note 3).
Debt issuance costs
Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the effective interest and straight-line methods. The Company had total net debt issuance costs of $36 million and $35 million as of December 31, 2019 and 2018, respectively. Unamortized debt issuance costs related to the Company’s senior unsecured notes are reported in long-term debt (see Note 8) and debt issuance costs related to the Credit Facility are recorded in other noncurrent assets on the Company’s Consolidated Balance Sheets.
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
See Note 11 for additional information related to our contracts that are or contain leases.
We adopted ASU 2017-12, Derivatives and Hedging (Topic 815) effective January 1, 2019. This ASU provides guidance for various components of hedge accounting including hedge ineffectiveness, the expansion of types of permissible hedging strategies, reduced complexity in the application of the long-haul method for fair value hedges and reduced complexity in

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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
Note 2. Discontinued Operations
In first-quarter 2018, we sold our properties in the San Juan Basin’s Gallup oil play and we received approximately $667 million (subject to post-closing adjustments). In addition, the purchaser assumed approximately $309 million of annual gathering and processing commitments that conclude in 2026; however, WPX has left in place a performance guarantee with respect to these commitments. The current remaining commitment is approximately $277 million. We believed and continue to believe that any future performance under this guarantee obligation is highly unlikely given our understanding of the buyer’s credit position, the indemnity arrangement between the Company and the purchaser, and the declining size of the obligations subject to the guarantee over time. As part of the divestiture, we determined the fair value of the guarantee that was provided. We estimated the fair value of the guarantee to be approximately $9 million based on the factors mentioned above along with projections of estimated future volume throughputs and risk adjusted discount rates, all of which are Level 3 inputs. This amount is included in our calculation of the loss on sale. We recorded a total loss on the sale of $147 million in 2018.
In December 2017, we sold our natural gas-producing properties in the San Juan Basin for $169 million and recorded a gain of approximately $2 million. A portion of this sale closed in 2018.
Our discontinued operations consist of the previously owned properties in the San Juan Basin and accretion on certain transportation and gathering obligations retained and recognized in prior years related to the sale of Powder River properties. See Note 10 for additional information related to the Powder River liabilities.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Summarized Results of Discontinued Operations
The following table presents the results of discontinued operations for the years presented. For the year ended December 31, 2019, our discontinued operations activity was minimal and therefore not included in the table below.

	Years Ended December 31,
	2018	2017
	(Millions)
Total revenues	$75	$291
Costs and expenses:
Depreciation, depletion and amortization	$8	$131
Lease and facility operating	7	50
Gathering, processing and transportation	12	70
Taxes other than income	5	23
Exploration	3	14
General and administrative	1	8
Accrual for contract obligations retained	—	5
Net loss—sales of assets and impairments	—	50
Accretion of liabilities related to contract obligations retained	6	6
Other—net(a)	5	(3)
Total costs and expenses	47	354
Operating income (loss)	28	(63)
Loss on sales of assets	(148)	—
Loss from discontinued operations before income taxes	(120)	(63)
Benefit for income taxes	(29)	(23)
Loss from discontinued operations	$(91)	$(40)
__________
(a) Includes severance tax refund received in 2017.

Cash Flows Attributable to Discontinued Operations
In addition to the amounts presented below, cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $28 million, $47 million and $53 million for 2019, 2018 and 2017, respectively. During 2017, we received a $10 million severance tax refund for prior years related to our former Piceance Basin operations.

	Years Ended December 31,
	2018	2017
	(Millions)
Cash provided by operating activities(a)	$44	$143
Cash capital expenditures within investing activities	$29	$175
__________
(a) Excluding income taxes and changes to working capital.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Note 3. Earnings (Loss) Per Common Share from Continuing Operations
 The following table summarizes the calculation of earnings per share.

	Years Ended December 31,
	2019	2018	2017
	(Millions, except per-share amounts)
Income from continuing operations attributable to WPX Energy, Inc.	$258	$242	$24
Less: Dividends on preferred stock	—	8	15
Income from continuing operations attributable to WPX Energy, Inc. available to common stockholders for basic and diluted income per common share	$258	$234	$9
Basic weighted-average shares	420.4	408.4	395.1
Effect of dilutive securities(a):
Nonvested restricted stock units and awards	1.6	3.1	2.1
Stock options	—	0.2	0.2
Diluted weighted-average shares(a)	422.0	411.7	397.4
Income per common share from continuing operations:
Basic	$0.62	$0.57	$0.02
Diluted	$0.61	$0.57	$0.02
 __________
(a) Certain amounts are excluded from the computation of diluted earnings (loss) per common share as their inclusion would be antidilutive due to (i) application of the if-converted method to common shares issuable upon assumed conversion of convertible preferred stock; or (ii) application of the treasury stock method to certain nonvested restricted stock units. The remaining Series A mandatory convertible preferred stock converted to common shares in third-quarter 2018. The excluded amounts are as follows:

	Years Ended December 31,
	2019	2018	2017
	(Millions)
Common shares issuable upon assumed conversion of 6.25% Series A mandatory convertible preferred stock	Not Applicable	11.4	19.8
Nonvested restricted stock units antidilutive under the treasury stock method	1.0	0.7	0.6
The table below includes information related to stock options that were outstanding at December 31, 2019, 2018 and 2017 but have been excluded from the computation of weighted-average stock options due to the option exercise price exceeding the fourth quarter weighted-average market price of our common shares.

	December 31,
	2019	2018	2017
Options excluded (millions)	0.7	0.7	1.5
Weighted-average exercise price of options excluded	$16.84	$18.05	$17.80
Exercise price range of options excluded	$11.75 - $21.81	$16.46 - $21.81	$14.41 - $21.81
Fourth quarter weighted-average market price	$10.67	$15.16	$12.10

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Note 4. Asset Sales, Exploration Expenses and Other
Asset Sales
2019
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
In conjunction with exchanges of leasehold, we estimated the fair value of the leasehold through discounted cash flow models and consideration of market data. Our estimates and assumptions included future commodity prices, projection of estimated quantities of oil and natural gas reserves, expectations for future development and operating costs and risk adjusted discount rates, all of which are Level 3 inputs.
Exploration Expenses
The following table presents a summary of exploration expenses.

	Years Ended December 31,
	2019	2018	2017
	(Millions)
Unproved leasehold property impairments, amortization and expiration	$89	$69	$84
Geologic and geophysical costs	6	$6	3
Total exploration expenses	$95	$75	$87
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
Note 5. Investments
Catalyst Midstream Partners, LLC
In June 2017, we signed an agreement with Howard Energy Partners (“Howard”) to jointly develop oil gathering and natural gas processing infrastructure in the Stateline area of the Delaware Basin. Under the terms of the agreement, WPX and Howard each have a 50 percent voting interest in the joint venture legal entity, Catalyst Midstream Partners LLC (“Catalyst”) and a Howard entity serves as operator. We account for our investment in Catalyst as an equity method investment. In connection with the joint venture formation, a consolidated subsidiary of WPX dedicated production from its current and future leasehold interest in the Stateline area, representing 50,000 net acres in the Delaware Basin, pursuant to 20 year fixed-fee oil gathering and natural gas processing agreements with subsidiaries of Catalyst. The agreements do not include any minimum volume commitments. Our investment in Catalyst totaled $48 million and $58 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the difference in our investment and our underlying equity in the net assets of Catalyst was approximately $244 million. In 2017, we deferred recognition of the $349 million we received at closing and will recognize it over the 20 years based on production volumes as a deduction to gathering, processing and transportation expense. As of December 31, 2019, the deferred amount was $339 million of which $329 million is reported within other noncurrent liabilities on the Consolidated Balance Sheet.
Other
During 2018, we contributed an additional $93 million to our equity method investment in the Oryx II pipeline project, of which $23 million increased our ownership from 12.5 percent to 25 percent. During the second quarter of 2019, we received a distribution of approximately $357 million related to our 25 percent equity interest in the Oryx pipeline partnership after the

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
underlying assets were sold. This transaction is subject to post-closing adjustments. The net book value of this equity method investment was approximately $110 million as of the closing date. As a result of this transaction, we recorded a gain of $247 million.
During the first quarter of 2019, we closed on the sale of our 20 percent equity interest in the Whitewater natural gas pipeline. The net book value of this equity method investment at the time of disposition was approximately $15 million. As a result of this transaction, we recorded a $126 million gain in first-quarter 2019 and an additional $7 million gain related to contingent consideration in fourth-quarter 2019.
Note 6. Properties and Equipment
Properties and equipment is carried at cost and consists of the following:

	Estimated Useful Life(a) (Years)	December 31,
		2019	2018
		(Millions)
Proved properties	(b)	$8,719	$7,289
Unproved properties and land	(c)	1,765	1,891
Gathering, processing and other facilities	15-25	403	294
Construction in progress	(c)	224	350
Other	3-40	133	125
Total properties and equipment, at cost		11,244	9,949
Accumulated depreciation, depletion and amortization		(3,654)	(2,683)
Properties and equipment—net		$7,590	$7,266
__________
(a) Estimated useful lives are presented as of December 31, 2019.
(b) Proved properties are depreciated, depleted and amortized using the units-of-production method (see Note 1).
(c) Unproved properties, land and construction in progress are not subject to depreciation and depletion.
Unproved properties consist primarily of non-producing leasehold in the Delaware Basin.
In first-quarter 2019, we closed a $100 million purchase of 14,000 surface acres within our Stateline operations of which a portion was allocated to unproved properties and the remainder to land.
In December 2018, we signed an agreement to sell certain non-core properties in the Delaware Basin, which closed in the first quarter of 2019. These properties are reflected in assets classified as held for sale on the Consolidated Balance Sheet for December 31, 2018 (see Note 4).
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
A rollforward of our asset retirement obligations for the years ended 2019 and 2018 is presented below.

	2019	2018
	(Millions)
Balance, January 1	$72	$39
Liabilities incurred	11	8
Liabilities settled	(4)	(7)
Estimate revisions	14	30
Accretion expense(a)	4	2
Balance, December 31	$97	$72
Amount reflected as current	$5	$5
__________
(a) Accretion expense is included in lease and facility operating expense on the Consolidated Statements of Operations.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Note 7. Accounts Payable and Accrued and Other Current Liabilities
Accounts Payable
The following table presents a summary of our accounts payable as of the dates indicated below.

	December 31,
	2019	2018
	(Millions)
Trade	$162	$130
Accrual for capital expenditures	159	190
Royalties	209	170
Cash overdrafts	8	17
Other	18	7
	$556	$514
Accrued and other current liabilities
The following table presents a summary of our accrued and other current liabilities as of the dates indicated below.

	December 31,
	2019	2018
	(Millions)
Taxes other than income taxes	$37	$19
Accrued interest	39	45
Compensation and benefit related accruals	55	39
Gathering and transportation	6	7
Gathering and transportation related to exited areas	26	30
Lease liabilities	60	—
Other, including other loss contingencies	28	38
	$251	$178

Note 8. Debt and Banking Arrangements
Interest paid on debt totaled $150 million, $172 million and $178 million for 2019, 2018 and 2017, respectively.
The following table presents a summary of our debt as of the dates indicated below.

	December 31,
	2019	2018
	(Millions)
Credit facility agreement	$—	$330
6.000% Senior Notes due 2022	73	529
8.250% Senior Notes due 2023	406	500
5.250% Senior Notes due 2024	650	650
5.750% Senior Notes due 2026	500	500
5.250% Senior Notes due 2027	600	—
Total debt	$2,229	$2,509
Less: Current portion of long-term debt	—	—
Total long-term debt	$2,229	$2,509
Less: Debt issuance costs(a)	27	24
Total long-term debt, net(a)	$2,202	$2,485
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
Based on our current credit ratings, a Collateral Trigger Period applies that makes the Credit Facility subject to certain financial covenants and a Borrowing Base as described below. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. As of December 31, 2019, WPX had no borrowings outstanding, had $28 million of letters of credit issued under the Credit Facility and was in compliance with our covenants under the Credit Facility.
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
Terms and Conditions. The Credit Facility is guaranteed by certain subsidiaries of the Company (excluding subsidiaries holding Midstream Assets and subsidiaries meeting other customary exclusion criteria), as Guarantors, and secured by substantially all of the Company’s and the Guarantors’ assets (including oil and gas properties), subject to customary exceptions and carve outs (which shall also exclude Midstream Assets and the equity interests of subsidiaries holding Midstream Assets). Such guarantees shall terminate on the earlier of any applicable Collateral Trigger Termination Date (as described below) or the date on which all liens held by the Administrative Agent for the benefit of the secured parties are released pursuant to the terms of the Credit Facility.
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
Covenants. The Credit Facility contains customary representations and warranties and affirmative, negative and financial covenants (as described above), which were made only for the purposes of the Credit Facility and as of the specific date (or dates) set forth therein, and may be subject to certain limitations as agreed upon by the contracting parties. The covenants limit, among other things, the ability of the Company’s subsidiaries to incur indebtedness; the ability of the Company

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
and its subsidiaries to grant certain liens, make restricted payments, materially change the nature of its or their business, make investments, guarantees, loans or advances in non-subsidiaries or enter into certain hedging agreements; the ability of the Company’s material subsidiaries to enter into certain restrictive agreements; the ability of the Company and its material subsidiaries to enter into certain affiliate transactions; the ability of the Company and its subsidiaries to redeem any senior notes; and the Company’s ability to merge or consolidate with any person or sell all or substantially all of its assets to any person. The Company and its subsidiaries are also prohibited from using the proceeds under the Credit Facility in violation of Sanctions (as defined in the Credit Facility). In addition, the representations, warranties and covenants contained in the Credit Facility are subject to certain exceptions and/or standards of materiality applicable to the contracting parties.
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
Senior Notes
The following table summarizes the face values, maturity dates, semi-annual interest payment dates, and optional redemption periods related to the Company’s outstanding unsecured senior note obligations at December 31, 2019.

Senior Note	Face Value (Millions)	Maturity Date	Interest Payment Dates	Optional Redemption Period(a)
6.000% Senior Notes due 2022 (the “2022 Notes”)	$73	January 15, 2022	January 15, July 15	October 15, 2021
8.250% Senior Notes due 2023 (the “2023 Notes”)	$406	August 1, 2023	February 1, August 1	June 1, 2023
5.250% Senior Notes due 2024 (the “2024 Notes”)	$650	September 15, 2024	March 15, September 15	June 15, 2024
5.750% Senior Notes due 2026 (the “2026 Notes”)	$500	June 1, 2026	June 1, December 1	June 1, 2021
5.250% Senior Notes due 2027 (the “2027 Notes”)	$600	October 15, 2027	April 15, October 15	October 15, 2022
 __________
(a) At any time prior to these dates, we have the option to redeem some or all of the notes at a specified “make whole” premium as described in the indenture(s) governing the notes to be redeemed. On or after these dates, we have the option to redeem the notes, in whole or in part, at the applicable redemption prices set forth in the indenture, plus accrued and unpaid interest thereon to the redemption date as more fully described in the indenture.
See Note 17 for a discussion of Senior Notes issued subsequent to December 31, 2019.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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
The terms of the indentures governing our 2022 Notes, 2023 Notes, 2024 Notes, 2026 Notes and 2027 Notes are substantially identical.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Note 9. Provision (Benefit) for Income Taxes
The following table includes the provision (benefit) for income taxes from continuing operations.

	Years Ended December 31,
	2019	2018	2017
	(Millions)
Provision (benefit):
Current:
Federal	$(19)	$(38)	$(18)
State	(1)	1	1
	(20)	(37)	(17)
Deferred:
Federal	81	107	(100)
State	9	4	(11)
	90	111	(111)
Total provision (benefit)	$70	$74	$(128)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Act”). The income tax effects of changes in tax laws are recognized in the period when enacted. The Act lowered the corporate regular tax rate. The Act also repealed the corporate alternative minimum tax (“AMT”) and amended Section 53 of the Internal Revenue Code to allow for refunds of AMT credit carryforwards. Under Section 53(e), taxpayers receive 50 percent of their uncredited balance in years 2018–2020. Taxpayers receive 100 percent of the remaining balance in 2021. Accordingly, the Company had current receivables of $19 million and $38 million as of December 31, 2019 and 2018, respectively, related to AMT credit carryforward refunds. In 2019, we received the $38 million and expect the $19 million to be collected in 2020. However, our AMT credit carryforwards are subject to change based on the results of the 2011 Williams audit discussed below and may impact future refunds and those already received.
The following table provides reconciliations from the provision (benefit) for income taxes from continuing operations at the federal statutory rate to the realized provision (benefit) for income taxes.

	Years Ended December 31,
	2019	2018	2017
	(Millions)
Federal Statutory Rate	21%	21%	35%
Provision (benefit) at statutory rate	$69	$66	$(36)
Increases (decreases) in taxes resulting from:
State income taxes (net of federal benefit)	2	(8)	(12)
Valuation allowance on state net operating losses and other assets (net of federal benefit)	14	17	17
Deferred state income tax rate change (net of federal benefit)	(10)	(5)	(12)
Reversal of valuation allowance on federal capital loss	(10)	—	—
Provisional impact of Tax Cuts and Jobs Act	—	—	(92)
Executive compensation deduction limitation	4	4	2
Other	1	—	5
Provision (benefit) for income taxes	$70	$74	$(128)
As discussed below, we record a valuation allowance on certain state net operating loss (“NOL”) carryovers generated in current years.
Significant changes to our operations during 2019, 2018 and 2017 resulted in changes to our anticipated future state apportionment for our estimated state deferred tax liability. As a result of these changes and the differing state tax rates, we recorded an additional $10 million, $5 million and $12 million deferred tax benefit in 2019, 2018 and 2017, respectively.
Due to the uncertainty or diversity in views about the application of ASC 740 in the period of enactment of the Act, the SEC issued Staff Accounting Bulletin (“SAB”) 118 which allowed us to provide a provisional estimate of the impacts of the Act in our earnings for the year ending December 31, 2017. Additional impacts from the enactment of the Act were allowed to

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
be recorded as they were identified during the one-year measurement period as provided for in SAB 118. However, the Company did not have any adjustments to its provisional amounts.
The following table includes significant components of deferred tax liabilities and deferred tax assets.

	December 31,
	2019	2018
	(Millions)
Deferred tax liabilities:
Properties and equipment	$938	$797
Derivatives, net	—	33
Total deferred tax liabilities	938	830
Deferred tax assets:
Accrued liabilities and other	156	137
Alternative minimum tax credits	21	40
NOL and other carryovers	682	665
Derivatives, net	5	—
Total deferred tax assets	864	842
Less: valuation allowance	216	213
Total net deferred tax assets	648	629
Net deferred tax liabilities	$290	$201
Net cash payments (receipts) for income taxes, including AMT credit carryforward refunds, were $(38) million, $2 million and $(39) million in 2019, 2018 and 2017, respectively.
The Company has federal NOL carryovers of approximately $2.1 billion at December 31, 2019, including a $218 million NOL acquired in 2015 ("RKI NOL"), that will not begin to expire until 2032. In addition, the Company has federal excess business interest expense carryover of approximately $20 million. The Company's $48 million federal capital loss carryovers have been utilized due to current year divestments.
The Company has state NOL carryovers of approximately $4.2 billion and $4.1 billion at 2019 and 2018, respectively, of which more than 99 percent expire after 2029.
We have recorded valuation allowances against deferred tax assets attributable primarily to certain state NOL carryovers. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income, or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies. As of December 31, 2019, our assessment of federal net operating loss carryovers was that no valuation allowance was required; however, a future pretax loss may result in the need for a valuation allowance on our deferred tax assets.
The ability of WPX to utilize loss carryovers to reduce future federal taxable income and income tax could be subject to limitations under the Internal Revenue Code. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of December 31, 2019, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for the company we acquired in 2015. Therefore, there is an annual limitation on the benefit that WPX can claim from RKI NOL that arose prior to the acquisition.
Pursuant to our tax sharing agreement with The Williams Companies ("Williams"), we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre spin-off period for which we continue to have exposure to audit adjustments as part of Williams. The IRS has proposed an adjustment related to our business for which a payment to Williams could be required. We have evaluated the issue and are in the process of protesting the adjustment within the normal Appeals process of the IRS. In addition, the AMT credit carryforward deferred tax asset that was

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
allocated to us by Williams at the time of the spin-off could change due to audit adjustments unrelated to our business. Any such adjustments to this allocated deferred tax asset will not be known until the IRS examination is completed but is not expected to result in a cash settlement with Williams. However, if the Company has to amend filed returns whereby refunds of AMT credit carryforwards have been received, the Company may have to remit cash to the IRS. Through December 31, 2019, we have received approximately $50 million related to these AMT credit carryforwards.
The Company files a consolidated federal income tax return and several state income tax returns. The Company’s federal income tax returns for tax years 2014 through 2018 remain open for examination. The statute of limitations for most states expires one year after expiration of the IRS statute. During the year ended December 31, 2017, the IRS began an examination of the Company’s 2014, 2015 and 2016 federal income tax returns. In addition, the IRS began an examination of RKI’s 2014 and short-period 2015 federal income tax returns. These examinations remain ongoing and no additional taxes or refunds have been recorded at this time.
The Company’s policy is to recognize related interest and penalties as a component of income tax expense. The amounts accrued for interest and penalties are approximately $1 million or less for 2019, 2018 and 2017. The impact of this accrual is included within Other in our reconciliation of the provision (benefit) at statutory rate to recorded provision (benefit) for income taxes.
As of December 31, 2019, the Company has approximately $9 million of unrecognized tax benefits, which is offset by an increase in deferred tax assets of approximately $7 million. During the next 12 months, we do not expect ultimate resolution of any uncertain tax position that would result in a significant increase or decrease of an unrecognized tax benefit.
Note 10. Contingent Liabilities and Commitments
Contingent Liabilities
Federal gas royalties
Other producers have been pursuing administrative appeals with a federal regulatory agency and have been in discussions with a state agency in New Mexico regarding certain deductions, comprised primarily of processing, treating and transportation costs, used in the calculation of royalties. Although we are not a party to those matters, we are monitoring them to evaluate whether their resolution might have the potential for unfavorable impact on our results of operations. Certain outstanding issues in those matters could be material to us. We received notice from the U.S. Department of Interior Office of Natural Resources Revenue (“ONRR”) in the fourth quarter of 2010, intending to clarify the guidelines for calculating federal royalties on conventional gas production applicable to many of our federal leases in New Mexico. The guidelines for New Mexico properties were revised slightly in September 2013 as a result of additional work performed by the ONRR. The revisions did not change the basic function of the original guidance. The ONRR’s guidance provides its view as to how much of a producer’s bundled fees for transportation and processing can be deducted from the royalty payment. We believe using these guidelines would not result in a material difference in determining our historical federal royalty payments for our leases in New Mexico. Similar guidelines were subsequently issued for certain leases in Colorado and, as in the case of the New Mexico guidelines, we do not believe that they will result in a material difference to our historical federal royalty payments. ONRR has asked producers to attempt to evaluate the deductibility of these fees directly with the midstream companies that transport and process gas.
Environmental matters
The EPA, other federal agencies, and various state and local regulatory agencies and jurisdictions routinely promulgate and propose new rules, and issue updated guidance to existing rules. These new rules and rulemakings include, but are not limited to, new air quality standards for ground level ozone, methane, green completions, and hydraulic fracturing and water standards. We are unable to estimate the costs of asset additions or modifications necessary to comply with these new regulations due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
Matters related to Williams’ former power business
In connection with a Separation and Distribution Agreement between WPX and Williams, Williams is obligated to indemnify and hold us harmless from any losses arising out of liabilities assumed by us for the pending litigation described below relating to the reporting of certain natural gas-related information to trade publications.
Civil suits based on allegations of manipulating published gas price indices have been brought against us and others, seeking unspecified amounts of damages. We are currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri and Wisconsin and brought on behalf of direct and indirect purchasers of natural gas in those states. These cases were transferred to the federal court in Nevada. In 2008, the court granted summary

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
judgment in the Colorado case in favor of us and most of the other defendants based on plaintiffs’ lack of standing. On January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal and entered judgment in our favor. On August 6, 2018, the Ninth Circuit reversed the orders denying class certification and remanded to the MDL Court. On September 7, 2018, those plaintiffs filed a motion seeking remand to the originally filed district courts of Missouri, Kansas and Wisconsin. In February, 2019, settlement agreements with the Kansas and Missouri class claimants were executed, and on August 5, 2019, after the final fairness hearing, the court approved the settlement and entered final judgment. In the Wisconsin putative class action, the case was remanded to its originally filed court of the Western District of Wisconsin for trial.
In the other cases, on July 18, 2011, the Nevada district court granted our joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the Federal Energy Regulatory Commission exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit issued its opinion in the In re: Western States Wholesale Antitrust Litigation, holding that the Natural Gas Act does not preempt the plaintiffs’ state antitrust claims and reversing the summary judgment previously entered in favor of the defendants. The U.S. Supreme Court granted Defendants’ writ of certiorari. On April 21, 2015, the U.S. Supreme Court determined that the state antitrust claims are not preempted by the federal Natural Gas Act. On March 7, 2016, the putative class plaintiffs in several of the cases filed their motions for class certification. On March 30, 2017, the court denied the motions for class certification, which decision was appealed on June 20, 2017. On May 24, 2016, in Reorganized FLI Inc. v. Williams Companies, Inc., the Court granted Defendants’ Motion for Summary Judgment in its entirety, and an agreed amended judgment was entered by the court on January 4, 2017. Reorganized FLI, Inc. appealed this decision and on March 27, 2018, the 9th Circuit Court of Appeals reversed and remanded the case to the MDL Court. In May 2019, the MDL Court remanded the case back to Kansas District Court. On December 30, 2019, Defendants petitioned the United States Court of Appeals for the Tenth Circuit to consider their motion for appeal of their motion to reconsider the denial of their motion for summary judgement. Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposure at this time.
Other Indemnifications
Pursuant to various purchase and sale agreements relating to divested businesses and assets, including the agreements pursuant to which we divested our Piceance and San Juan Basin operations, we have indemnified certain purchasers against liabilities that they may incur with respect to the businesses and assets acquired from us. The indemnities provided to the purchasers are customary in sale transactions and are contingent upon the purchasers incurring liabilities that are not otherwise recoverable from third parties. The indemnities generally relate to breaches of representations and warranties, tax liabilities, historic litigation, personal injury, environmental matters and rights-of-way. Additionally, Federal and state laws in areas of former operations may require previous operators to perform in certain circumstances where the buyer/operator may no longer be able to perform. Such duties may include plugging and abandoning wells or responsibility for surface agreements in existence at the time of disposition.
The current owner/operator of properties we divested in the Powder River Basin filed for bankruptcy during the fourth quarter of 2019, and it is uncertain to what extent the current owner/operator will perform its obligations with respect to such properties. Prior to our disposition of such properties, payments under the surface use agreements were approximately $6 million annually and our recorded asset retirement obligation under GAAP related to the plugging and abandoning of wells was approximately $46 million.
The indemnity provided to the purchaser of the entity that held our Piceance Basin operations relates in substantial part to liabilities arising in connection with litigation over the appropriate calculation of royalty payments. Plaintiffs in that litigation have asserted claims regarding, among other things, the method by which we accounted for transportation costs when calculating royalty payments. In 2017, we settled one of these claims.
As of December 31, 2019, we have not received any additional significant claims against any of these indemnities and thus have no basis from which to estimate any reasonably possible loss beyond any amount already accrued. Further, we do not expect any of the indemnities provided pursuant to the sales agreements to have a material impact on our future financial position. However, if a claim for indemnity is brought against us in the future, it may have a material adverse effect on our results of operations in the period in which the claim is made.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Summary
As of December 31, 2019 and December 31, 2018, the Company had accrued approximately $10 million and $11 million, respectively, for loss contingencies associated with royalty litigation and other contingencies. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Commitments
We have minimum commitments with midstream companies for gathering, treating, processing and transportation services associated with moving certain of our production to market. As part of managing our commodity price risk, we may also utilize contracted pipeline capacity to move our oil and natural gas production and third-party purchases of oil and natural gas to other locations in an attempt to obtain more favorable pricing differentials. The midstream service and transportation contract commitments disclosed below include obligations for which liabilities were recorded in 2015 associated with our exit from the Powder River Basin and our abandonment of an area in the Appalachian Basin. As of December 31, 2019, commitments and recorded liabilities associated with our midstream service and transportation contracts are as follows:

	Midstream Services	Transportation	Total
	(Millions)
2020	$53	$114	$167
2021	48	94	142
2022	43	87	130
2023	40	75	115
2024	36	76	112
Thereafter	32	315	347
Total commitments	$252	$761	$1,013

Accrued liabilities	$15	$21	$36
Our midstream service commitments will be settled over approximately seven years.
Total rent expense, excluding amounts capitalized, was $25 million and $19 million in 2018 and 2017, respectively. Rent charges incurred for drilling rig rentals are capitalized under the successful efforts method of accounting; however, charges for rig release penalties or long term standby charges are expensed as incurred.
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
Certain of our leases include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. From time to time we may enter into lease contracts that commence in future periods. Lease contracts that will commence subsequent to December 31, 2019 are not significant.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
The following tables include quantitative disclosures related to our leases.

Twelve months ended December 31, 2019
(Millions)
Lease Costs:
Leases recorded on the Consolidated Balance Sheet:
Operating lease cost—drilling rigs(a)	$42
Operating lease cost—other(a)	19
Variable lease cost—drilling rigs(a)	6
Variable lease cost—other(a)	3
Short-term leases:
Drilling rigs(b)	41
Other(b)	116
Total lease cost	$227
Other Information:
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows used for operating leases(a)	$19
Investing cash flows used for operating leases(a)	$42
Right-of-use assets obtained in exchange for new operating lease liabilities	$44
Weighted-average remaining lease term (in years)	1.36 years
Weighted-average discount rate—operating leases	5%
__________
(a)Amounts are presented before recovery of amounts billed to or reimbursed by other working interest owners.
(b)Includes variable lease costs on short-term leases.
The following tables include quantitative disclosures related to our leases as of December 31, 2019.

	Drilling Rigs	Real Estate, Compression and Other	Total Undiscounted Cash Flows
	(Millions)
Maturity of Lease Liabilities:
2020	$44	$18	$62
2021	5	10	15
2022	—	1	1
2023	—	—	—
2024	—	—	—
Thereafter	—	—	—
			$78
Lease Liabilities:
Current lease liabilities	$43	$17	$60
Noncurrent lease liabilities	5	11	16
Total lease liabilities	$48	$28	$76
Difference between undiscounted cash flows and discounted cash flows			$2
Total right-of-use assets on Consolidated Balance Sheet			$76

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Note 12. Employee Benefit Plans
WPX has a defined contribution plan, which matches employee contributions dollar-for-dollar up to the first 6 percent of eligible pay per period. Employees also receive a non-matching annual employer contribution equal to 8 percent of eligible pay if they are age 40 or older and 6 percent of eligible pay if they are under age 40. Total contributions to this plan were $10 million, $10 million and $11 million for 2019, 2018 and 2017, respectively. Approximately $7 million was included in accrued and other current liabilities at both December 31, 2019, and 2018 related to the non-matching annual employer contribution.
Note 13. Stock-Based Compensation
We have an equity incentive plan (“2013 Incentive Plan”) and an employee stock purchase plan (“ESPP”). The 2013 Incentive Plan authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards (restricted stock awards, restricted stock units, performance shares and performance units are collectively referred to as restricted stock units and awards for purposes of this footnote). During 2018, the 2013 Incentive Plan was amended to authorize an additional 7.4 million shares for issuance under the plan. At December 31, 2019, 15 million shares of our common stock were reserved for issuance pursuant to existing and future stock awards, of which 8 million shares were available for future grants. The 2013 Incentive Plan is administered by either the full Board of Directors or a committee as designated by the Board of Directors, determined by the grant. Our employees, officers and non-employee directors are eligible to receive awards under the 2013 Incentive Plan.
Total stock-based compensation expense was $34 million, $32 million and $28 million for of the years ended December 31, 2019, 2018 and 2017, respectively, and is reflected in general and administrative expense. Measured but unrecognized stock-based compensation expense related to restricted stock units and awards at December 31, 2019 was $44 million and is expected to be recognized over a weighted-average period of 2.6 years. There was no unrecognized stock-based compensation expense related to stock options at December 31, 2019.
The ESPP allows employees the option to purchase WPX common stock at a 15 percent discount through after-tax payroll deductions. The purchase price of the stock is the lower of either the first or last day of the biannual offering periods, followed with the 15 percent discount. The maximum number of shares that shall be made available under the purchase plan is 1 million shares, subject to adjustment for stock splits and similar events. During 2018, the ESPP was amended to replenish the number of shares of our common stock that may be issued under the ESPP by 750 thousand. Offering periods are from January through June and from July through December. Employees purchased 106 thousand shares at an average price of $9.82 per share during 2019.
Nonvested Restricted Stock Units and Awards
The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2019.

Restricted Stock Units	Shares	Weighted- Average Fair Value(a)
	(Millions)
Nonvested at December 31, 2018	5.4	$15.01
Granted	3.8	$13.16
Forfeited	(0.1)	$13.12
Vested	(3.2)	$13.92
Nonvested at December 31, 2019	5.9	$14.78
__________
(a) Performance-based shares are valued utilizing a Monte Carlo valuation method using measures of total shareholder return. All other shares are valued at the grant-date market price.
Other restricted stock unit information

	2019	2018	2017
Weighted-average grant date fair value of restricted stock units granted during the year, per share	$13.16	$16.74	$13.76
Total fair value of restricted stock units vested during the year (millions)	$45	$26	$33

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Performance-based shares granted represent 35 percent of nonvested restricted stock units outstanding at December 31, 2019. These grants may be earned at the end of a three year period based on actual performance against a performance target. Expense associated with these performance-based grants is recognized in periods after performance targets are established. Based on the extent to which certain financial targets are achieved, vested shares may range from zero to 200 percent of the original grant amount.
Stock Options
The following summary reflects stock option activity and related information for the year ended December 31, 2019.

Stock Options	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Millions)		(Years)	(Millions)
Outstanding at December 31, 2018	1.1	$16.00		$0.3
Granted	—	$—
Exercised	(0.1)	$7.29
Forfeited	(0.3)	$16.40
Outstanding at December 31, 2019	0.7	$16.84	2.2	$0.2
Exercisable at December 31, 2019	0.7	$16.84	2.2	$0.2

The total intrinsic value of options exercised was $468 thousand, $4.3 million and $224 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.
Cash received from stock option exercises was $0.5 million, $9.2 million and $0.4 million during 2019, 2018 and 2017, respectively.
The Company did not grant stock options during the years ended 2019, 2018 and 2017.
Note 14. Stockholders’ Equity
Preferred Stock
Our amended and restated certificate of incorporation authorizes our Board of Directors to establish one or more series of preferred stock. Unless required by law or by any stock exchange on which our common stock is listed, the authorized shares of preferred stock will be available for issuance without further action. Rights and privileges associated with shares of preferred stock are subject to authorization by our Board of Directors and may differ from those of any and all other series at any time outstanding. As of December 31, 2019, we have no preferred shares outstanding.
Common Stock
Each share of our common stock entitles its holder to one vote in the election of each director. No share of our common stock affords any cumulative voting rights. Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. No dividends on our common stock were declared or paid for 2019, 2018 or 2017. No shares of common stock are subject to redemption or have preemptive rights to purchase additional shares of our common stock or other securities.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
On January 12, 2017, we completed an underwritten public offering of 51.675 million shares of our common stock, which included 6.675 million shares of common stock issued pursuant to an option granted to the underwriters to purchase additional shares. The stock was sold to the underwriters at $12.97 per share and we received proceeds of approximately $670 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions. We used these proceeds, and cash on hand, to close an acreage acquisition in the Delaware Basin.
Stock Repurchase Program
On August 5, 2019, we announced that our Board of Directors authorized a plan to repurchase up to $400 million of our outstanding shares over a 24 month period. Under the share repurchase program, we may repurchase shares at management’s discretion in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The amount and timing of repurchases are subject to a number of factors, including stock price, trading volume, general market conditions, legal requirements, general business conditions and corporate considerations determined by WPX’s management, such as liquidity and capital needs. This share repurchase program may be modified, suspended or terminated at any time by our Board of Directors. As of December 31, 2019, we have repurchased approximately 5.7 million shares under the program at an average price of $10.16.
Transaction Costs Related to Partnerships
In September and October 2019, we entered into strategic relationships with two third-parties through two newly-formed subsidiaries for purposes of acquiring mineral interests and funding participation in future non-operated well interests. In accordance with and subject to the terms of the agreements, both parties have committed to fund future contributions, subject to certain limits, through the end of 2020 and 2022, respectively. The third-party contributions would represent 80 percent to 85 percent of the total contributions to the partnerships. During 2019, we incurred approximately $6 million of partnership equity commitment and issuance costs, which are recognized as a reduction of additional paid-in-capital within stockholders’ equity attributable to WPX. The Company will be entitled to receive varying percentages of returns based upon achievement of certain predetermined thresholds.

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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
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

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$67	$—	$67	$—	$175	$3	$178
Energy derivative liabilities	$—	$91	$—	$91	$—	$37	$—	$37
Total debt(a)	$—	$2,400	$—	$2,400	$—	$2,414	$—	$2,414
__________
(a) The carrying value of total debt, excluding debt issuance costs, was $2,229 million and $2,509 million as of December 31, 2019 and 2018, respectively.
Energy derivatives include commodity-based exchange-traded contracts and over-the-counter (“OTC”) contracts. Exchange-traded contracts include futures, swaps and options. OTC contracts include forwards, swaps, options or swaptions. These are carried at fair value on the Consolidated Balance Sheets.
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
Forward, swap, option and swaption contracts are considered Level 2 and are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of our production, are structured as calls, costless collars, or swaptions and are financially settled. All of our financial options are valued using an industry standard Black-Scholes option pricing model. In connection with swaps, we may sell call options or swaptions to the swap counterparties in exchange for receiving premium hedged prices on the swaps. The sold calls or swaptions establish a maximum price we will receive for the volumes under contract and are financially settled. Significant inputs into our Level 2 valuations include commodity prices, implied volatility and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.
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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
within Level 3 when these inputs have a significant impact on the measurement of fair value. We had instruments totaling less than $1 million and $3 million included in Level 3 as of December 31, 2019 and 2018, respectively.
Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers between Level 1, Level 2 and Level 3 occurred during the years ended December 31, 2019 or 2018.
Realized and unrealized gains (losses) included in income (loss) from continuing operations for the above periods are reported in revenues on our Consolidated Statements of Operations.
Other
In addition to the items discussed below, we performed other nonrecurring fair value assessments as discussed in Note 2.
2017
In conjunction with the $103 million of gains from exchanges of leasehold during 2017, we estimated the fair value of the leasehold through discounted cash flow models and consideration of market data. Our estimates and assumptions include future commodity prices, projection of estimated quantities of oil and natural gas reserves, expectations for future development and operating costs and risk adjusted discount rates, all of which are Level 3 inputs. The total fair value of leasehold exchanges in 2017 approximated $200 million. See Note 4 for additional discussion related to leasehold exchanges.
In addition, during the third quarter of 2017, we began a process to market our natural gas-producing properties in the San Juan Basin and our Board of Directors approved a divestment subject to a minimum price. Following the marketing process, we received several acceptable bids. As a result, we determined the estimated fair value, less costs to sell, based on the probability-weighted cash flows of expected proceeds and compared it to our net book value which resulted in an impairment of $60 million recorded in the third quarter of 2017. See Note 2 for additional discussion related to the impairment of our natural gas-producing properties in the San Juan Basin reported as discontinued operations.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of December 31, 2019.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)
Crude Oil
Crude Oil	2020	Fixed Price Swaps(d)	WTI	(65,129)	$57.07
Crude Oil	2020	Fixed Price Costless Collars	WTI	(20,000)	53.33 -63.48
Crude Oil	2020	Basis Swaps	Midland/Cushing	(7,486)	$(1.31)
Crude Oil	2020	Basis Swaps	Brent/WTI Spread	(5,000)	$8.36
Crude Oil	2021	Basis Swaps	Brent/WTI Spread	(1,000)	$8.00
Crude Oil	2021	Fixed Price Swaptions	WTI	(20,000)	$57.02
Crude Oil	2022	Basis Swaps	Brent/WTI Spread	(1,000)	$7.75

Natural Gas
Natural Gas	2020	Basis Swaps	Waha	(60)	$(0.79)
Natural Gas	2021	Basis Swaps	Waha	(70)	$(0.59)
Natural Gas	2022	Basis Swaps	Waha	(70)	$(0.57)
Natural Gas	2023	Basis Swaps	Waha	(70)	$(0.51)
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
(d) Fixed Price Swaps include hedges related to a new partnership created to fund non-operated interests.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. The following table presents the net gain (loss) related to our energy commodity derivatives.

	Years Ended December 31,
	2019	2018	2017
	(Millions)
Gain (loss) from derivatives related to production(a)	$(150)	$78	$3
Gain (loss) from derivatives related to physical marketing agreements(b)	(3)	3	—
Net gain (loss) on derivatives	$(153)	$81	$3
__________
(a) Includes settlements totaling $12 million for the year ended December 31, 2019, payments totaling $237 million for the year ended December 31, 2018, and settlements totaling $4 million for the year ended December 31, 2017.
(b) Includes payments totaling less than $1 million for the years ended December 31, 2019, 2018 and 2017.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
December 31, 2019	(Millions)
Derivative assets with right of offset or master netting agreements	$67	$(45)	$22
Derivative liabilities with right of offset or master netting agreements	$(91)	$45	$(46)

December 31, 2018
Derivative assets with right of offset or master netting agreements	$178	$(37)	$141
Derivative liabilities with right of offset or master netting agreements	$(37)	$37	$—
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
As of December 31, 2019, we did not have any collateral posted to derivative counterparties to support the aggregate fair value of our net $46 million derivative liability position (reflecting master netting arrangements in place with certain counterparties) which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. As of December 31, 2018, we did not have any collateral posted to derivative counterparties to support the aggregate fair value of our net less than $1 million derivative liability position (reflecting master netting arrangements in place with certain counterparties) which includes a reduction of $1 million to our liability balance for our own nonperformance risk. The additional collateral that we would have been required to post, assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, was $46 million and less than $1 million at December 31, 2019 and 2018, respectively.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.
Accounts receivable
The following table summarizes concentration of receivables, net of allowances, by product or service as of dates indicated below.

	December 31,
	2019	2018
	(Millions)
Receivables by product or service:
Sale of natural gas, crude and related products and services	$336	$269
Joint interest owners	88	98
Income tax receivable	19	38
Other	7	—
Total	$450	$405
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
We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2019, 2018 and 2017, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.
Our gross and net credit exposure from our derivative contracts were $67 million and $22 million, respectively, as of December 31, 2019. All of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We consider counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our five largest net counterparty positions represent approximately 98 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
Other
At December 31, 2019, we held collateral support of $40 million, either in the form of cash, letters of credit or surety bond, related to our commodity management agreements.
Collateral support for our commodity agreements could include margin deposits, letters of credit, and guarantees of payment by credit worthy parties.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Revenues
The following companies accounted for more than 10 percent of our total consolidated revenues adjusted for net gain (loss) on derivatives in any given year presented below. Management believes that the loss of any individual purchaser would not have a long-term material adverse impact on the financial position or results of operations of the Company.

	Year ended December 31,
	2019	2018	2017
United Energy Trading LLC	20%	23%	(a)
Occidental Energy Marketing	18%	16%	(a)
Crestwood Midstream Partners LP	(a)	(a)	21%
St. Paul Refining	(a)	(a)	16%
NGL Crude Logistics	13%	14%	13%
Delek Refining, Ltd	(a)	(a)	10%
BP Products North America, Inc.	11%	(a)	(a)
__________
(a) Revenues for purchaser were less than 10 percent of total consolidated revenues adjusted for net gain (loss) on derivatives.

One of our senior officers is on the board of directors of NGL Energy Partners, LP ("NGL Energy"). In the normal course of business, we sell crude oil to a subsidiary of NGL Energy, noted in the table above as NGL Crude Logistics. In addition, a subsidiary of NGL Energy provides water disposal services for WPX that represent less than 2 percent of operating expenses.
Note 17. Pending Felix Acquisition
On December 15, 2019, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Felix Investments Holdings II, LLC ("Felix Parent") to acquire all of the issued and outstanding membership interests of Felix Energy ("Felix") (collectively, the "Felix Acquisition"), for consideration of approximately $2.5 billion (the "Unadjusted Purchase Price"), consisting of $900 million in cash (the "Unadjusted Cash Purchase Price"), and 152,963,671 unregistered shares of our common stock (the "Unadjusted Equity Consideration") determined by dividing $1.6 billion by $10.46, the volume weighted average per share price of the Company for the ten consecutive trading days ending on December 13, 2019. The Unadjusted Purchase Price is subject to certain customary closing adjustments set forth in the Purchase Agreement. If certain closing adjustments are positive, the Unadjusted Cash Purchase Price is adjusted and if certain closing adjustments are negative, the Unadjusted Equity Consideration is adjusted. WPX plans to fund the cash portion through the issuance of $900 million of senior notes (see "Financing Transaction" below). We expect to close the Felix Acquisition in the first quarter of 2020, subject to satisfaction of customary closing conditions and pending shareholder approval. As of December 31, 2019, we have accrued approximately $3 million of acquisition bridge facility fees, included in interest expense, and approximately $3 million of acquisition costs, primarily related to legal and advisory fees, reflected on a separate line item on the Consolidated Statement of Operations. Additional expenses will be incurred upon closing.
Felix Parent has a senior secured notes facility pursuant to that certain Note Purchase Agreement, dated as of August 9, 2017 (as amended, restated, amended and restated, supplemented and otherwise modified prior to the date hereof, the "Felix Parent Notes Facility"), and Felix has a reserve-based revolving credit facility pursuant to that certain Credit Agreement dated as of July 1, 2016 (as amended, restated, amended and restated, supplemented and otherwise modified prior the date hereof, the "Felix Revolving Credit Facility" and together with the Felix Parent Notes Facility, the "Felix Debt Facilities"). The Felix Parent Notes Facility is secured by a lien on the equity of Felix and certain of Felix's assets. As a condition to and simultaneous with the closing of the Felix Acquisition, all remaining amounts outstanding under the Felix Debt Facilities are to be repaid in order to cause the release of such liens and terminate the facilities. Any amounts outstanding under the Felix Debt Facilities that are repaid from the Unadjusted Cash Purchase Price in connection with and simultaneous with the closing of the Felix Acquisition will result in a reduction in the Unadjusted Cash Purchase Price received by Felix Parent. Furthermore, in connection with entering into the Purchase Agreement, Felix Parent received commitments from certain of its affiliates to finance the repayment of any amounts outstanding under the Felix Debt Facilities to the extent such amounts outstanding exceed the Unadjusted Cash Purchase Price subject to certain adjustments.
Pursuant to the Purchase Agreement, Felix Parent will receive our common stock as consideration and Felix Parent (and/or certain of Felix Parent's direct or indirect equity holders) will have registration rights with respect to such common stock. Following the acquisition, Felix will be our wholly-owned subsidiary.

WPX Energy, Inc.
Notes to Consolidated Financial Statements-(Continued)
Felix is engaged in the acquisition, development and production of oil and gas properties in the Permian Basin, and more specifically in the Delaware Basin sub-area. All of Felix's Permian properties are located in the Delaware Basin and include approximately 58,500 net acres with six productive benches, with core operations located in Loving, Reeves, Ward and Winkler counties in Texas. Felix has assembled a multi-year inventory of approximately 1,500 gross drillable locations.
Financing Transaction
On January 10, 2020, we completed our debt offering of $900 million aggregate principal amount of 4.50% senior unsecured notes due 2030 (the "2030 Notes"). The proceeds were deposited into an escrow account upon the closing of the offering. Upon release from escrow, WPX intends to use the proceeds to finance a portion of the cash consideration of the Felix Acquisition and to pay certain fees and expenses.
The Notes are the Company’s senior unsecured obligations ranking equally with the Company’s other existing and future senior unsecured indebtedness. The 2030 Notes bear interest at a rate of 4.50% per annum and were priced at 100.0% of par. Interest is payable on the 2030 Notes semi-annually in arrears on January 15 and July 15 of each year commencing on July 15, 2020. The 2030 Notes will mature on January 15, 2030. At any time prior to January 15, 2023, the Company may, on one or more occasions and subject to certain conditions described in the Indenture, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 104.5% of the principal amount of the Notes redeemed with an amount of cash not greater than the net proceeds that the Company raises in certain equity offerings, as described in the Indenture. The Company also has the option, at any time prior to January 15, 2025, on one or more occasions, to redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus a specified “make whole” premium as described in the Indenture. At any time on or after January 15, 2025, the Company may, on one or more occasions, redeem the Notes, in whole or in part, at the applicable redemption prices set forth in the Indenture. The Indenture contains covenants that, among other things, restrict the Company’s ability to grant liens on its assets and merge, consolidate or transfer or lease all or substantially all of its assets, subject to certain qualifications and exceptions.

WPX Energy, Inc.
QUARTERLY FINANCIAL DATA
(Unaudited)
Summarized quarterly financial data is presented below. The sum of earnings per share for the four quarters may not equal the total earnings per share for the year due to rounding.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	(Millions, except per-share amounts)
Product revenues	$507	$558	$581	$601
Net gain (loss) on derivatives	$(207)	$78	$175	$(199)
Commodity management	$59	$58	$38	$39
Total revenues	$359	$695	$795	$443
Operating costs and expenses	$410	$422	$454	$472
Operating income (loss)	$(149)	$181	$242	$(130)
Income (loss) from continuing operations	$(48)	$305	$122	$(121)
Loss from discontinued operations	—	—	(1)	(1)
Net income (loss)	$(48)	$305	$121	$(122)
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(48)	$305	$122	$(121)
Loss from discontinued operations	—	—	(1)	(1)
Net income (loss)	$(48)	$305	$121	$(122)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.72	$0.29	$(0.29)
Net income (loss)	$(0.11)	$0.72	$0.29	$(0.29)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.11)	$0.72	$0.29	$(0.29)
Net income (loss)	$(0.11)	$0.72	$0.29	$(0.29)
2018
Product revenues	$407	$520	$554	$544
Net gain (loss) on derivatives	$(69)	$(154)	$(139)	$443
Commodity management	$36	$64	$68	$36
Total revenues	$374	$430	$484	$1,022
Operating costs and expenses	$322	$388	$413	$447
Operating income	$6	$(3)	$26	$525
Income (loss) from continuing operations	$(26)	$(79)	$(6)	$353
Income (loss) from discontinued operations	(89)	(2)	(1)	1
Net income (loss)	$(115)	$(81)	$(7)	$354
Amounts available to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(30)	$(83)	$(6)	$353
Income (loss) from discontinued operations	(89)	(2)	(1)	1
Net income (loss)	$(119)	$(85)	$(7)	$354
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$(0.21)	$(0.01)	$0.84
Loss from discontinued operations	(0.23)	—	—	—
Net income (loss)	$(0.30)	$(0.21)	$(0.01)	$0.84
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$(0.07)	$(0.21)	$(0.01)	$0.83
Loss from discontinued operations	(0.23)	—	—	—
Net income (loss)	$(0.30)	$(0.21)	$(0.01)	$0.83

Net income or loss for each respective quarter include the following pre-tax items:
First-quarter 2019:
•$126 million gain on sale of our 20 percent equity interest in the Whitewater natural gas pipeline (see Note 5).
Second-quarter 2019:
•$247 million gain related to a distribution received for our 25 percent equity interest in the Oryx pipeline partnership after the underlying assets were sold (see Note 5).
Third-quarter 2019:
•$47 million loss on extinguishment of debt (see Note 8).
•$11 million charge included in Other-net on the Consolidated Statements of Operations associated with an offer made by us to settle certain contractual disputes in the Williston Basin (see Note 4).
Fourth-quarter 2019:
•$7 million additional gain on sale of our 20 percent equity interest in the Whitewater natural gas pipeline (see Note 5).
First-quarter 2018:
•$138 million loss included in discontinued operations for the sale of the San Juan Gallup and $9 million performance guarantee related to gathering and processing commitments (see Note 2).
Second-quarter 2018:
•$71 million loss on extinguishment of debt (see Note 8).

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
(Unaudited)

We have significant continuing oil and gas producing activities primarily in the Delaware Basin in Texas and New Mexico and the Williston Basin in North Dakota, all of which are located in the United States.
The following information includes activity through the completion of any asset sales. These sales include operations which are reported within continuing operations and the operations of the San Juan Basin, which have been reported as discontinued operations in our consolidated financial statements. The San Juan Basin properties were sold in March 2018 and December 2017.
Capitalized Costs

	As of December 31,
	2019	2018
	(Millions)
Proved Properties	$8,928	$7,612
Unproved properties	1,765	1,891
	10,693	9,503
Accumulated depreciation, depletion and amortization and valuation provisions	(3,491)	(2,542)
Net capitalized costs	$7,202	$6,961
__________
•Excluded from capitalized costs are equipment and facilities in support of oil and gas production of $350 million and $276 million, net, as of December 31, 2019 and 2018, respectively.
•Proved properties include capitalized costs for oil and gas leaseholds holding proved reserves, development wells including uncompleted development well costs and successful exploratory wells.
•Unproved properties consist primarily of unproved leasehold costs.

Cost Incurred

	For the years ended December 31,
	2019	2018	2017
	(Millions)
Acquisition	$115	$68	$864
Exploration	8	7	5
Development	1,099	1,350	1,048
	$1,222	$1,425	$1,917
__________
•Costs incurred include capitalized and expensed items but excludes costs associated with facilities.
•Acquisition costs are as follows: Costs in 2019 primarily reflect the purchase of surface acreage within our Delaware Basin acreage. Costs in 2018 primarily relate to purchase of acreage in the Delaware Basin and include $13 million and 0.6 MMboe of proved reserves. Costs in 2017 primarily relate to our purchase of assets in the Delaware Basin in March 2017 that included approximately $200 million and 23.8 MMboe of proved developed reserves and facilities.
•Exploration costs include costs incurred for geological and geophysical activity, drilling and equipping exploratory wells, including costs incurred during the year for wells determined to be dry holes, exploratory lease acquisitions and retaining undeveloped leaseholds.
•Development costs include costs incurred to gain access to and prepare well locations for drilling and to drill and equip wells in our development basins. Development costs associated with our San Juan Basin operations were $24 million and $168 million for 2018 and 2017, respectively.

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

	Oil (MMbbls)	Natural Gas (Bcf)	NGLs (MMbbls)	All Products (MMboe)
Proved reserves at December 31, 2016	174.6	734.5	49.5	346.4
Revisions	4.7	(8.4)	(1.1)	2.3
Purchases	21.8	58.8	7.8	39.4
Divestitures	(1.7)	(312.5)	(0.8)	(54.6)
Extensions and discoveries	86.7	194.5	23.6	142.7
Production	(22.4)	(75.9)	(5.0)	(40.0)
Proved reserves at December 31, 2017	263.7	591.0	74.0	436.2
Revisions	—	(11.4)	5.3	3.4
Purchases	1.5	4.8	0.6	2.9
Divestitures	(27.6)	(79.8)	(10.4)	(51.3)
Extensions and discoveries	84.5	176.9	22.7	136.7
Production	(30.8)	(63.8)	(7.2)	(48.6)
Proved reserves at December 31, 2018	291.3	617.7	85.0	479.3
Revisions	(10.7)	41.4	8.6	4.8
Divestitures	(3.7)	(10.7)	(0.8)	(6.3)
Extensions and discoveries	56.7	170.7	25.5	110.7
Production	(37.8)	(78.4)	(10.0)	(60.9)
Proved reserves at December 31, 2019	295.8	740.7	108.3	527.6

Proved developed reserves:
December 31, 2017	130.3	321.2	38.8	222.7
December 31, 2018	156.4	365.4	48.4	265.8
December 31, 2019	184.3	456.5	65.5	325.9

Proved undeveloped reserves:
December 31, 2017	133.4	269.8	35.2	213.5
December 31, 2018	134.9	252.3	36.6	213.5
December 31, 2019	111.5	284.2	42.8	201.7
__________
•Natural gas reserves are computed at 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.
•Revisions in 2019 primarily reflect 21 MMboe of positive technical revisions partially offset by 16 MMboe of negative revisions due to a decrease in the 12 month average price. Revisions in 2018 primarily reflect 9 MMboe of positive revisions due to an increase in the 12 month average price offset by 5 MMboe of negative revisions. Revisions in 2017 primarily reflect 24 MMboe of positive revision due to an increase in the 12 month average price offset by 22 MMboe negative revisions primarily due to changes in the development plan for certain natural gas wells.
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
•Extensions and discoveries in 2019 reflect 42 MMboe added for proved developed locations primarily in the Permian Basin and 68 MMboe added for proved undeveloped locations in the Permian Basin. Extensions and discoveries in 2018 reflect 52 MMboe added for proved developed locations and 85 MMboe of proved undeveloped locations. Extensions and discoveries in 2017 reflect 46 MMboe added for proved developed locations and 97 MMboe of proved undeveloped locations primarily in the Delaware and Williston Basins.

WPX Energy, Inc.
Supplemental Oil and Gas Disclosures
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following is based on the estimated quantities of proved reserves. Prices were calculated from the 12-month trailing average, first-of-the-month price for the applicable indices for each basin as adjusted for respective location price differentials. The average domestic oil price used in the estimates for the years ended December 31, 2019, 2018 and 2017 was $53.62, $61.57 and $46.39 per barrel, respectively. The average natural gas price used in the estimates for the years ended December 31, 2019, 2018 and 2017 was $0.97, $1.21 and $1.67 per Mcf, respectively. The average NGL price per barrel was $13.23, $26.76 and $21.16 for the same periods. Future income tax expenses have been computed considering applicable taxable cash flows, including historical tax basis and carry forwards (i.e. future deductions for taxable income calculations), and appropriate statutory tax rates. The discount rate of 10 is as prescribed by authoritative guidance. Continuation of year-end economic conditions also is assumed. The calculation is based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, are not considered. The calculation also requires assumptions as to the timing of future production of proved reserves, and the timing and amount of future development and production costs.
Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
Standardized Measure of Discounted Future Net Cash Flows

	As of December 31,
	2019	2018
	(Millions)
Future cash inflows	$18,012	$20,963
Less:
Future production costs	8,407	7,615
Future development costs	1,469	2,345
Future income tax provisions	772	1,366
Future net cash flows	7,364	9,637
Less 10 percent annual discount for estimated timing of cash flows	3,233	4,446
Standardized measure of discounted future net cash inflows	$4,131	$5,191

Sources of Change in Standardized Measure of Discounted Future Net Cash Flows

	For the years ended December 31,
	2019	2018	2017
	(Millions)
Beginning of year	$5,191	$3,161	$1,038
Sales of oil and gas produced, net of operating costs	(1,515)	(1,541)	(894)
Net change in prices and production costs	(2,247)	2,004	1,385
Extensions, discoveries and improved recovery, less estimated future costs	667	1,341	816
Development costs incurred during year	636	654	345
Changes in estimated future development costs	585	(35)	105
Purchase of reserves in place, less estimated future costs	—	27	305
Sale of reserves in place, less estimated future costs	(63)	(409)	20
Revisions of previous quantity estimates	85	75	30
Accretion of discount	548	324	104
Net change in income taxes	260	(396)	(83)
Other	(16)	(14)	(10)
Net changes	(1,060)	2,030	2,123
End of year	$4,131	$5,191	$3,161

WPX Energy, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Charged (Credited) to Costs and Expenses	Other	Deductions	Ending Balance

2019:
Allowance for doubtful accounts—accounts and notes receivable(a)	$—	$9	$—	$—	$9
Deferred tax asset valuation(a)	213	3	—	—	216
2018:
Allowance for doubtful accounts—accounts and notes receivable(a)	$2	$—	$—	$(2)	$—
Deferred tax asset valuation(a)	195	18	—	—	213
Price-risk management credit reserves—liabilities(b)(c)	4	—	(4)	—	—
2017:
Allowance for doubtful accounts—accounts and notes receivable(a)	$3	$—	$—	$(1)	$2
Deferred tax asset valuation(a)(d)	151	44	—	—	195
Price-risk management credit reserves—liabilities(b)(c)	5	—	(1)	—	4
 __________
(a) Deducted from related assets.
(b) Deducted from related liabilities.
(c) Included in revenues.
(d) Includes impact of the Tax Cuts and Jobs Act enacted rate reduction.

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
Fourth Quarter 2019 Changes in Internal Controls
There have been no changes during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 is incorporated by reference to our definitive proxy statement for our 2020 Annual meeting of Stockholders, or our 2020 Proxy Statement, anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, under the headings “Proposal 1— Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership and Reporting Compliance.”

Item 11.	Executive Compensation
The information called for by this Item 11 is incorporated by reference to our 2020 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, under the headings “Executive Compensation” and “Compensation Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated by reference to our 2020 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated by reference to our 2020 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, under the headings “Corporate Governance” and “Certain Relationships and Transactions.”

Item 14.	Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated by reference to our 2020 Proxy Statement anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1 and 2.

Page
Covered by report of Independent Registered Public Accounting Firm:
Consolidated Balance Sheets as of December 31, 2019 and 2018	65
Consolidated Statements of Operations for each year in the three-year period ended December 31, 2019	66
Consolidated Statements of Changes in Equity for each year in the three-year period ended December 31, 2019	68
Consolidated Statements of Cash Flows for each year in the three-year period ended December 31, 2019	69
Notes to consolidated financial statements	70
Schedule for each year in the three-year period ended December 31, 2019:
II — Valuation and qualifying accounts	106
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.
Not covered by report of independent auditors:
Quarterly financial data (unaudited)	100
Supplemental oil and gas disclosures (unaudited)	102
(a) 3 and (b). The exhibits listed below are filed as part of this annual report.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of July 13, 2015, by and among RKI Exploration & Production, LLC, WPX Energy, Inc. and Thunder Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

2.2**	Membership Interest Purchase Agreement by and Among WPX Energy Holdings, LLC, as Seller, WPX Energy, Inc., solely for purposes of Section 14.15, and Terra Energy Partners LLC, as Purchaser, dated February 8, 2016 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2016)

2.3**	Purchase and Sale Agreement, dated as of January 12, 2017, by and among RKI Exploration & Production, LLC, Panther Energy Company II, LLC and CP2 Operating, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017)

2.4	Purchase and Sale Agreement, dated as of December 15, 2019, by and among Felix Investment Holdings II, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2019)

3.1	Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

3.3	Amended and Restated Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2014)

4.1	Indenture, dated as of November 14, 2011, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

4.2	Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.3	First Supplemental Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.4	Second Supplemental Indenture, dated as of July 22, 2015, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

4.5	Third Supplemental Indenture, dated as of May 23, 2018, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2018)

4.6	Fourth Supplemental Indenture, dated as of September 24, 2019, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on September 24, 2019)

4.7	Fifth Supplemental Indenture, dated as of January 7, 2020, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on January 10, 2020)

10.1	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2	Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

Exhibit No.	Description

10.3	Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K (File No. 001-35322) filed with the SEC on January 6, 2012)

10.4	WPX Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K (File No. 001-35322) filed with the SEC on May 29, 2013)(1)

10.5	WPX Energy, Inc. 2011 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.4 to WPX Energy, Inc.’s registration statement on Form S-8 (File No. 333-178388) filed with the SEC on December 8, 2011)(1)

10.6	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.7	Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.8	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.9	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)(1)

10.10	Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)(1)

10.11	WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012)(1)

10.12	WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.13	Employment Agreement, dated April 29, 2014, between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.14	Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.15	Form of 2014 Time-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.16	Form of 2014 Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.17	Form of Time-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.5 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.18	Form of Performance-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.6 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.19	Form of Restricted Stock Unit Award between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

Exhibit No.	Description
10.20	Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.21	First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing Administrative Agent and existing Swingline Lender, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.22	Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

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

10.26	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.27	Amended and Restated WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.28	Purchase and Sale Agreement by and Among WPX Energy Production, LLC and Enduring Resources IV, LLC dated January 30, 2018 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2018)

10.29	WPX Energy, Inc. 2013 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.30	Form of Amended and Restated Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.31	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.32	Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018)

10.33	Second Amendment to the Second Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement dated April 17, 2018, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 20, 2018)

10.34	Form of Amendment to Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.40 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)(1)

Exhibit No.	Description
10.35	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (Incorporated by reference to Exhibit 10.35 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018)

10.36	Third Amendment to the Second Amended and Restated Credit Agreement dated April 22, 2019, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 23, 2019)

10.37	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.37 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.38	Form of Restricted Stock Unit Award Agreement between WPX Energy, Inc. and Non-Employee Directors(incorporated herein by reference to Exhibit 10.38 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.39	Form of amended Exhibit B to Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.39 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

23.2*	Consent of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

24.1*	Powers of Attorney

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Independent Petroleum Engineers and Geologists, Netherland, Sewell & Associates, Inc.

101.INS*	XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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
Date: February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Muncrief	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2020

/s/ Clay M. Gaspar	Director, President and Chief Operating Officer	February 27, 2020

/s/ J. Kevin Vann	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020

/s/ Stephen L. Faulkner	Controller (Principal Accounting Officer)	February 27, 2020

/s/ John A. Carrig*	Director	February 27, 2020

/s/ Robert K. Herdman*	Director	February 27, 2020

/s/ Kelt Kindick*	Director	February 27, 2020

/s/ Karl F. Kurz*	Director	February 27, 2020

/s/ Henry E. Lentz*	Director	February 27, 2020

/s/ Kimberly S. Lubel*	Director	February 27, 2020

/s/ Valerie M. Williams*	Director	February 27, 2020

/s/ David F. Work*	Director	February 27, 2020

/s/ Stephen E. Brilz
*By:	Attorney-in-Fact	February 27, 2020