Form 10-Q
period 2020-03-31
WPX ENERGY, INC.
filed 2020-05-07
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at May 6, 2020 were 559,402,942.

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
•disruptions to general economic conditions as a consequence of global pandemics, including the COVID-19 pandemic;
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
•changes in the current geopolitical situation, including actions by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and certain OPEC-cooperating countries such as Mexico and Russia (“OPEC+”);
•our exposure to the credit risk of our customers and suppliers;
•risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, the availability and cost of credit and access to equity markets;
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$61	$60
Accounts receivable, net of allowance	447	450
Derivative assets	868	57
Inventories	30	41
Other	39	39
Total current assets	1,445	647
Investments	45	48
Properties and equipment (successful efforts method of accounting)	10,064	11,244
Less—accumulated depreciation, depletion and amortization	(1,588)	(3,654)
Properties and equipment, net	8,476	7,590
Derivative assets	8	10
Other noncurrent assets	122	118
Total assets	$10,096	$8,413

Liabilities and Equity
Current liabilities:
Accounts payable	$618	$556
Accrued and other current liabilities	220	251
Derivative liabilities	24	91
Total current liabilities	862	898
Deferred income taxes	243	290
Long-term debt, net	3,200	2,202
Derivative liabilities	3	—
Other noncurrent liabilities	697	508
Contingent liabilities and commitments (Note 8)
Preferred units of consolidated partnership	11	—
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares outstanding)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 559.4 million and 416.8 million shares issued and outstanding at March 31, 2020 and December 31, 2019)	6	4
Additional paid-in-capital	8,643	7,692
Accumulated deficit	(3,569)	(3,181)
Total stockholders’ equity	5,080	4,515
Total liabilities and equity	$10,096	$8,413
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:	(Millions, except per-share amounts)
Product revenues:
Oil sales	$465	$449
Natural gas sales	13	25
Natural gas liquid sales	24	33
Total product revenues	502	507
Net gain (loss) on derivatives	869	(207)
Commodity management	24	59
Other	3	—
Total revenues	1,398	359
Costs and expenses:
Depreciation, depletion and amortization	259	219
Lease and facility operating	101	86
Gathering, processing and transportation	62	42
Taxes other than income	42	39
Exploration (Note 5)	67	24
General and administrative (including equity-based compensation of $9 million and $8 million for the respective periods)	51	47
Commodity management	34	49
Impairment of proved properties (Note 5)	967	—
Acquisition costs (Note 2)	27	—
Other—net	14	2
Total costs and expenses	1,624	508
Operating loss	(226)	(149)
Interest expense	(48)	(41)
Gain on equity method investment transaction	—	126
Equity earnings	3	2
Other income	4	—
Loss from continuing operations before income taxes	(267)	(62)
Benefit for income taxes	(61)	(14)
Loss from continuing operations	(206)	(48)
Loss from discontinued operations (Note 3)	(180)	—
Net loss	(386)	(48)
Less: Net income attributable to noncontrolling interest	2	—
Net loss attributable to WPX Energy, Inc.	$(388)	$(48)
Amounts attributable to WPX Energy, Inc. common stockholders:
Loss from continuing operations	$(208)	$(48)
Loss from discontinued operations	(180)	—
Net loss	$(388)	$(48)
Basic and diluted loss per common share (Note 4):
Loss from continuing operations	$(0.46)	$(0.11)
Loss from discontinued operations	(0.39)	—
Net loss	$(0.85)	$(0.11)
Weighted-average shares (millions)	458.0	421.0
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Three months ended March 31,
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
	(Millions)
Balance at December 31, 2019	$—	$4	$7,692	$(3,181)	$4,515
Net income				(388)	(388)
Stock-based compensation, net of tax impact			3		3
Issuance of common stock related to an acquisition		2	992		994
Repurchases of common stock			(44)		(44)
Balance at March 31, 2020	$—	$6	$8,643	$(3,569)	$5,080

Balance at December 31, 2018	$—	$4	$7,734	$(3,437)	$4,301
Net loss				(48)	(48)
Stock-based compensation, net of tax impact			(5)		(5)
Balance at March 31, 2019	$—	$4	$7,729	$(3,485)	$4,248

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating Activities(a)	(Millions)
Net loss	$(386)	$(48)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	259	219
Deferred income tax benefit	(47)	(13)
Provision for impairment of properties and equipment (including certain exploration expenses)	1,032	20
Gain related to equity method investment transaction	—	(126)
Net (gain) loss on derivatives	(869)	207
Net settlements related to derivatives	117	9
Amortization of stock-based awards	10	8
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	107	(137)
Inventories	14	(4)
Other current assets	6	(6)
Accounts payable	(97)	197
Federal income taxes receivable	(19)	—
Accrued and other current liabilities	(66)	(37)
Liabilities related to discontinued operations	178	(8)
Other, including changes in other noncurrent assets and liabilities	17	(9)
Net cash provided by operating activities(a)	256	272
Investing Activities(a)
Capital expenditures(b)	(302)	(451)
Capital expenditures related to consolidated partnerships(c)	(12)	—
Proceeds from sales of assets and equity method investment transactions	—	228
Purchase of a business, net of cash acquired	(915)	—
Contributions to equity method investments	—	(18)
Distributions from equity method investments in excess of cumulative earnings	4	4
Net cash used in investing activities(a)	(1,225)	(237)
Financing Activities
Proceeds from common stock	1	1
Payments for repurchases of common stock	(44)	—
Borrowings on credit facility	413	609
Payments on credit facility	(299)	(625)
Proceeds from long-term debt, net of discount	889	—
Taxes paid for shares withheld	(8)	(15)
Payments for debt issuance costs	(3)	—
Contributions from noncontrolling interests in consolidated partnerships	18	—
Other	5	1
Net cash provided by (used in) financing activities	972	(29)
Net increase in cash and cash equivalents and restricted cash	3	6
Cash and cash equivalents and restricted cash at beginning of period	80	18
Cash and cash equivalents and restricted cash at end of period	$83	$24
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted.
(b)   Incurred capital expenditures were $313 million and $425 million for the respective periods. The difference between incurred and cash capital expenditures is due to changes in related accounts payable and accounts receivable.
(c) Incurred capital expenditures were $13 million for 2020. The difference between incurred and cash capital expenditures is due to changes in related accounts payable and accounts receivable.
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
In March 2020, we closed on the acquisition of Felix Energy II (“Felix”). Our operations include Felix activity after the close date. See Note 2 of Notes to Consolidated Financial Statements.
The consolidated businesses represented herein as WPX Energy, Inc. are also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 in the Company's Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at March 31, 2020, results of operations for the three months ended March 31, 2020 and 2019, changes in equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The Company has no element of comprehensive income (loss) other than net income (loss).
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
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses. This ASU, as further amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income and requires entities to recognize an estimated credit loss expected over the life of an exposure through an allowance, which is re-measured at each reporting date. This ASU requires entities to consider a broader range of information when estimating expected credit losses, including current information and reasonable forecasts, which may result in the earlier recognition of losses. We applied this ASU effective January 1, 2020 using a modified retrospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose additional information about significant unobservable inputs for Level 3 measurements. The adoption of this ASU effective January 1, 2020 did not have a significant impact on the Company's consolidated financial statements.
Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application. The amendments in this ASU are effective for public entities for annual periods, and interim periods within those annual periods,

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
beginning after December 15, 2020. The Company is evaluating the impact of the adoption of ASU 2019-12 on its financial statements, but does not expect such adoption to have a material impact.
Note 2. Felix Acquisition
On December 15, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Felix Investments Holdings II, LLC (“Felix Parent”) to acquire all of the issued and outstanding membership interests of Felix (collectively, the “Felix Acquisition”), for consideration of approximately $2.5 billion (the “Unadjusted Purchase Price”), consisting of $900 million in cash (the “Unadjusted Cash Purchase Price”), and 152,963,671 unregistered shares of our common stock (the “Unadjusted Equity Consideration”) determined by dividing $1.6 billion by $10.46, the volume weighted average per share price of the Company for the ten consecutive trading days ending on December 13, 2019. The Unadjusted Purchase Price is subject to certain customary closing adjustments set forth in the Purchase Agreement. If certain closing adjustments are positive, the Unadjusted Cash Purchase Price is adjusted and if certain closing adjustments are negative, the Unadjusted Equity Consideration is adjusted. We completed the Felix Acquisition on March 6, 2020 (the “Acquisition Date”). The estimated fair value of the consideration was $1.933 billion, consisting of the estimated fair value of the 152,963,671 shares of WPX common stock and approximately $939 million in cash. The cash consideration was subject to closing adjustments and was increased due to interim operations and working capital items. The closing adjustments are subject to change as closing estimates are finalized. During first-quarter 2020, we incurred approximately $27 million of acquisition-related costs, primarily related to legal and advisory fees which are reflected on a separate line item on the Consolidated Statements of Operations. WPX funded the cash consideration with proceeds from a debt offering in January 2020 along with available cash on hand and borrowings under our revolving credit facility. See Note 7 for further discussion on the financing of this transaction.
All of Felix's properties are located in the Delaware Basin and include approximately 58,000 net acres with six productive benches, with core operations located in Loving, Reeves, Ward and Winkler counties in Texas. As of closing, proved developed reserves were approximately 106 MMBoe.
The following table presents the unaudited pro forma financial results for the three months ended March 31, 2020 and 2019 as if the Felix Acquisition and related financings had been completed January 1, 2019. In addition, the three months ended March 31, 2020 have been adjusted to exclude $27 million of acquisition-related costs. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Felix Acquisition occurred on the date assumed or for the periods presented, nor is such information indicative of the Company's expected future results of operations.

	Three months ended March 31,
	2020	2019
	(Millions)
Revenues	$1,564	$489
Net loss from continuing operations attributable to WPX Energy, Inc.	$(138)	$(26)

The Felix Acquisition qualified as a business combination, and as a result, we must estimate the fair value of the underlying shares distributed as consideration, the assets acquired and the liabilities assumed as of the Acquisition Date. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements also utilize assumptions of market participants. We will use a combination of market data and discounted cash flow models in determining the fair value of the oil and gas properties. The discounted cash flow models include estimates and assumptions representative of the economic conditions that existed at the Acquisition Date, such as future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
The initial accounting for the Felix Acquisition is preliminary and adjustments to provisional amounts for properties and equipment, certain accrued receivables and liabilities and related deferred taxes, if any, or recognition of additional assets acquired or liabilities assumed may occur as additional information is obtained about facts and circumstances that existed at the Acquisition Date. In addition, the consideration is subject to change due to post-closing adjustments to the estimates at the time of closing. Such adjustments could result in the recognition of goodwill which would be subject to impairment review. We used a share price of $6.50 for our preliminary fair value of WPX common stock. The following table summarizes the consideration paid for the Felix Acquisition and the preliminary estimates of fair value of the assets acquired and liabilities assumed as of the Acquisition Date. We used several different pricing scenarios for future commodity prices and a range of risk-adjusted discount rates from 10 percent to 25 percent, which are subject to change. These amounts will be finalized as soon as possible, but no later than March 6, 2021.

Preliminary Purchase Price Allocation
(Millions)
Consideration:
Cash	$939
Fair value of WPX common stock	994
Total consideration	$1,933
Fair value of liabilities assumed:
Accounts payable	$141
Accrued liabilities	7
Asset retirement obligation	6
Total liabilities assumed	$154
Fair value of assets acquired:
Cash and cash equivalents	$24
Accounts receivable, net	85
Derivative assets, current	121
Other current and noncurrent assets	5
Properties and equipment	1,852
Total assets acquired	$2,087
Net fair value of assets and liabilities	$1,933

Note 3. Discontinued Operations
In first-quarter 2018, we sold our properties in the San Juan Gallup oil play. The purchaser assumed approximately $309 million of gathering and processing commitments that conclude in 2026; however, WPX left in place a performance guarantee with the gatherer with respect to these commitments. At the time of sale, we believed that any future performance under this guarantee obligation was unlikely. In first-quarter 2020, we were notified that the purchaser would not remit full payment of the deficiency due to the gatherer for the recently ended contract year. As a result, we recorded a $22 million accrual for the probable net amount of our portion of the deficiency payment. The remaining commitment for future contract years through 2026 is approximately $231 million. We have accrued an additional $162 million, included in other noncurrent liabilities, related to our estimated potential exposure based on a probability-based cash flow for the remainder of the contract term.
Our discontinued operations also include accretion on certain transportation and gathering obligations retained and recognized in prior years associated with our exit from the Powder River Basin. Cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $6 million and $8 million for the three months ended March 31, 2020 and 2019, respectively.
See Note 9 for further discussion of indemnifications related to previously sold operations.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended March 31,
	2020	2019
	(Millions, except per-share amounts)
Loss from continuing operations attributable to WPX Energy, Inc. common stockholders for basic and diluted earnings (loss) per common share	$(208)	$(48)

Basic weighted-average shares	458.0	421.0
Effect of dilutive securities(a)	—	—
Diluted weighted-average shares	458.0	421.0
Loss per common share from continuing operations:
Basic	$(0.46)	$(0.11)
Diluted	$(0.46)	$(0.11)
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

	Three months ended March 31,
	2020	2019
	(Millions)
Weighted-average nonvested restricted stock units and awards	2.2	2.6
Nonvested restricted stock units and awards antidilutive under the treasury stock method	3.7	2.5

Note 5. Impairment, Equity Method Investment Transaction, Exploration Expenses and Other
Impairment of proved properties
As a result of the significant decline in forward crude prices, primarily driven by the current economic environment resulting from the COVID-19 pandemic during the first quarter of 2020, we performed impairment assessments of our proved properties in the Delaware and Williston Basins. As a result, we recorded a $967 million impairment of proved properties in the Williston Basin during the first quarter of 2020. Our impairment analyses and assessment included undiscounted and discounted future cash flows, as applicable, which considered information obtained from drilling, other activities and reserve quantities (see Note 12).
Equity Method Investment Transaction
During the first quarter of 2019, we closed on the sale of our 20 percent equity interest in the Whitewater natural gas pipeline. The net book value of this equity method investment at the time of disposition was approximately $15 million. As a result of this transaction, we recorded a $126 million gain.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended March 31,
	2020	2019
	(Millions)
Unproved leasehold property impairment and amortization	$65	$23
Geologic and geophysical costs	2	1
Total exploration expenses	$67	$24
Included in unproved leasehold property impairment and amortization for the three months ended March 31, 2020, is an impairment of $49 million for unproved leasehold costs in in the Williston Basin associated with the impairment of the proved properties noted above.
Other
Commodity management expense for the first quarter of 2020 includes a lower-of-cost or market adjustment related to long-term line fill, included in other noncurrent assets, of approximately $8 million.
Note 6. Inventories
The following table presents a summary of our inventories as of the dates indicated.

	March 31, 2020	December 31, 2019
	(Millions)
Material, supplies and other	$22	$36
Commodity production in transit or storage	8	5
Total inventories	$30	$41

During the first quarter of 2020, we recorded a lower-of-cost or market adjustment to material and supplies inventory of approximately $13 million which is reported in Other—net on the Consolidated Statement of Operations.
Note 7. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated.

	March 31, 2020	December 31, 2019
	(Millions)
Credit facility agreement	$114	$—
6.000% Senior Notes due 2022	73	73
8.250% Senior Notes due 2023	406	406
5.250% Senior Notes due 2024	647	650
5.750% Senior Notes due 2026	500	500
5.250% Senior Notes due 2027	600	600
4.500% Senior Notes due 2030	900	—
Total debt	$3,240	$2,229
Less: Current portion of long-term debt, net(a)	—	—
Total long-term debt	$3,240	$2,229
Less: Debt issuance costs on long-term debt(a)	40	27
Total long-term debt, net(a)	$3,200	$2,202
__________
(a)Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Credit Facility
As of March 31, 2020, we had $114 million borrowings outstanding and $23 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants with full access to the Credit Facility.
In April 2020, our annual redetermination confirmed our Borrowing Base of $2.1 billion and total commitments of $1.5 billion that will remain in effect until the next Redetermination Date, which is expected to be in October 2020.
See our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on covenants related to our Credit Facility. As of the date of this filing, we are in compliance with all terms, conditions and financial covenants of the Credit Facility, as amended.
Senior Notes
On January 10, 2020, we completed a debt offering of $900 million aggregate principal amount of 4.50% Senior Notes due 2030 (the “2030 Notes”). The notes are senior unsecured obligations ranking equally with the Company’s other existing and future senior unsecured indebtedness. The 2030 Notes bear interest at a rate of 4.50% per annum and were priced at 100.0% of par. Interest is payable on the notes semiannually in arrears on January 15 and July 15 of each year commencing on July 15, 2020. The 2030 Notes will mature on January 15, 2030. At any time prior to January 15, 2023, the Company may, on one or more occasions and subject to certain conditions described in the Indenture, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 104.5% of the principal amount of the Notes redeemed with an amount of cash not greater than the net proceeds that the Company raises in certain equity offerings, as described in the Indenture. The Company also has the option, at any time prior to January 15, 2025, on one or more occasions, to redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus a specified “make whole” premium as described in the Indenture. At any time on or after January 15, 2025, the Company may, on one or more occasions, redeem the Notes, in whole or in part, at the applicable redemption prices set forth in the Indenture. The Indenture contains covenants that, among other things, restrict the Company’s ability to grant liens on its assets and merge, consolidate or transfer or lease all or substantially all of its assets, subject to certain qualifications and exceptions. The net proceeds from the offering of the 2030 Notes was approximately $886 million and approximately $14 million of debt issuance costs were capitalized. The net proceeds from this offering were used to fund a portion of the Felix Acquisition.
See our Annual Report on Form 10-K for the year ended December 31, 2019 for additional discussion related to our other senior notes.
Note 8. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended March 31,
	2020	2019
	(Millions)
Current:
Federal	$(19)	$—
State	—	(1)
	(19)	(1)
Deferred:
Federal	(30)	(12)
State	(12)	(1)
	(42)	(13)
Total provision (benefit)	$(61)	$(14)

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”). The CARES Act includes modifications to the Internal Revenue Code (“IRC”) intended to provide economic relief to those impacted by the COVID-19 pandemic such as allowing taxpayers to accelerate the remaining balance of alternative minimum tax (“AMT”) credit carryforwards. Because the income tax effects of changes in tax laws are recognized in the period when enacted, the Company has recorded a current receivable of $38 million as of March 31, 2020 for AMT credit refunds expected to be collected in 2020. However, our AMT credit carryforwards are subject to change based on the results of the 2011 Williams audit as discussed below and may impact our refunds already received.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
The effective income tax rate for the three months ended March 31, 2020, differs from the federal statutory rate of 21 percent due to the effect of equity-based compensation and valuation allowances placed on estimated 2020 federal and state net operating loss (“NOL”) carryovers, partially offset by state income taxes.
The effective income tax rate for the three months ended March 31, 2019, differs from the federal statutory rate of 21 percent due to the effect of state income taxes, partially offset by the reversal of the valuation allowance on capital loss carryovers resulting from the capital gain from the 2019 sale of an equity interest in a partnership.
We have recorded valuation allowances against deferred tax assets attributable to federal and state NOL carryovers. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences. To a lesser extent we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income, or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies. Additional valuation allowances against our NOL carryovers may be required in future periods if additional losses are incurred or other circumstances change.
The ability of WPX to utilize NOL carryovers to reduce future federal taxable income could be subject to limitations under the IRC. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of March 31, 2020, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for the company we acquired in 2015 (“RKI”). Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the acquisition.
Pursuant to our tax sharing agreement with The Williams Companies, Inc. (“Williams”), we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre-spin-off period for which we continue to have exposure to audit adjustments as part of Williams. The IRS has proposed an adjustment related to our business for which a payment to Williams could be required. We have evaluated the issue and are in the process of protesting the adjustment within the normal Appeals process of the IRS. In addition, the AMT credit carryforward deferred tax asset that was allocated to us by Williams at the time of the spin-off could change due to audit adjustments unrelated to our business. Any such adjustments to this allocated deferred tax asset will not be known until the IRS examination is completed but is not expected to result in a cash settlement with Williams. However, if the Company has to amend filed returns whereby refunds of AMT credit carryforwards have been received, the Company may have to remit cash to the IRS. Through March 31, 2020, we have received $50 million related to these AMT credit carryforwards.
As of March 31, 2020, the Company has approximately $9 million of unrecognized tax benefits which is offset by an increase in deferred tax assets of approximately $5 million. Currently, we do not expect ultimate resolution of our uncertain tax position during the next 12 months.
Note 9. Contingent Liabilities and Commitments
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Civil suits based on allegations of manipulating published gas price indices have been brought against us and others, seeking unspecified amounts of damages. We are currently a defendant in class action litigation and other litigation originally filed in state court in Colorado, Kansas, Missouri and Wisconsin and brought on behalf of direct and indirect purchasers of natural gas in those states. These cases were transferred to the federal court in Nevada. In 2008, the court granted summary judgment in the Colorado case in favor of us and most of the other defendants based on plaintiffs’ lack of standing. On January 8, 2009, the court denied the plaintiffs’ request for reconsideration of the Colorado dismissal and entered judgment in our favor. On August 6, 2018, the Ninth Circuit reversed the orders denying class certification and remanded to the MDL Court. On September 7, 2018, those plaintiffs filed a motion seeking remand to the originally filed district courts of Missouri, Kansas and Wisconsin. In February 2019, settlement agreements with the Kansas and Missouri class claimants were executed, and on August 5, 2019, after the final fairness hearing, the court approved the settlement and entered final judgment. In the Wisconsin putative class action, the case was remanded to its originally filed court of the Western District of Wisconsin for trial.
In the other cases, on July 18, 2011, the Nevada district court granted our joint motions for summary judgment to preclude the plaintiffs’ state law claims because the federal Natural Gas Act gives the Federal Energy Regulatory Commission exclusive jurisdiction to resolve those issues. The court also denied the plaintiffs’ class certification motion as moot. The plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit issued its opinion in the In re: Western States Wholesale Antitrust Litigation, holding that the Natural Gas Act does not preempt the plaintiffs’ state antitrust claims and reversing the summary judgment previously entered in favor of the defendants. The U.S. Supreme Court granted Defendants’ writ of certiorari. On April 21, 2015, the U.S. Supreme Court determined that the state antitrust claims are not preempted by the federal Natural Gas Act. On March 7, 2016, the putative class plaintiffs in several of the cases filed their motions for class certification. On March 30, 2017, the court denied the motions for class certification, which decision was appealed on June 20, 2017. On May 24, 2016, in Reorganized FLI Inc. v. Williams Companies, Inc., the Court granted Defendants’ Motion for Summary Judgment in its entirety, and an agreed amended judgment was entered by the court on January 4, 2017. Reorganized FLI, Inc. appealed this decision and on March 27, 2018, the 9th Circuit Court of Appeals reversed and remanded the case to the MDL Court. In May 2019, the MDL Court remanded the case back to Kansas District Court. On December 30, 2019, Defendants petitioned the United States Court of Appeals for the Tenth Circuit to consider their motion for appeal of their motion to reconsider the denial of their motion for summary judgement and the Tenth Circuit granted the petition. Because of the uncertainty around pending unresolved issues, including an insufficient description of the purported classes and other related matters, we cannot reasonably estimate a range of potential exposure at this time.

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
The indemnity provided to the purchaser of the entity that held our Piceance Basin operations relates in substantial part to liabilities arising in connection with litigation over the appropriate calculation of royalty payments. Plaintiffs in litigation have asserted claims regarding, among other things, the method by which we accounted for transportation costs when calculating royalty payments. In 2017, we settled one of these claims. In February 2019, a royalty-interest owner in Garfield County, filed a putative class action in the District Court of Colorado, Garfield County (State Case), alleging that we breached certain oil and gas leases and overriding royalty agreements by deducting gathering and fuel costs associated with the transportation and processing of gas from royalty and overriding royalty payments since 2011. The royalty-interest owner seeks to represent a class of owners that have interests in leases stating that we can deduct the cost of transporting gas from the well to point of sale. The same royalty-interest owner also filed a putative class action in the United States District Court of Colorado (Federal Case), seeking to represent a class of all royalty owners except tribal and governmental owners, alleging that we breached express and implied duties set forth in oil and gas leases and overriding royalty agreements by underpaying royalties and overriding royalties since July 2011 by failing to "enhance" the value of gas through processing, by deducting unreasonably high transportation costs for residue gas, by failing to prudently market residue gas and NGLs and by failing to pay royalties on the highest obtainable price. At this time, we believe that our royalty calculations have been properly determined in accordance with the appropriate contractual arrangements and applicable laws. We do not have sufficient information to calculate a reasonable estimated range of exposure related to these claims.
In connection with the sale of our San Juan Basin assets in the first quarter of 2018, we left in place and remained subject to a performance guarantee with respect to various gathering and processing commitments. See Note 3 for a discussion of accruals we have recorded in connection with this performance guarantee.
In connection with the separation from Williams, we agreed to indemnify and hold Williams harmless from any losses resulting from the operation of our business or arising out of liabilities assumed by us. Similarly, Williams has agreed to indemnify and hold us harmless from any losses resulting from the operation of its business or arising out of liabilities assumed by it.
Summary
As of March 31, 2020 and December 31, 2019, the Company had accrued approximately $7 million and $10 million, respectively, for loss contingencies associated with royalty litigation and other contingencies, excluding the performance guarantee. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Commitments
During the first quarter of 2020, a counterparty completed construction for a project in the Delaware Basin, which is associated with our commitment to use crude transportation capacity totaling approximately $102 million over a 7 year term beginning in 2020. In addition, the anticipated in-service date of certain crude transportation assets for which the counterparty

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
has not yet begun construction has been deferred from the first quarter of 2021 to the first quarter of 2022, which is associated with an anticipated deferral of our commitment of approximately $41 million from 2021 to 2022.
Note 10. Leases
Our contracts that are leases or contain leases primarily relate to drilling rigs, compression units and office space. Leases are recorded on the balance sheet when the lease term exceeds one year and we direct the use of an identified asset while receiving substantially all of the economic benefit of the asset. Right-of-use assets are included in other noncurrent assets on the Consolidated Balance Sheet. Lease liabilities are included in accrued and other current liabilities and other noncurrent liabilities on the Consolidated Balance Sheet. During the first quarter of 2020, we added right of use assets of approximately $29 million in exchange for new operating lease liabilities primarily related to a new rig agreement.
Note 11. Stockholders' Equity
Share Repurchase Program
On August 5, 2019, we announced that our Board of Directors authorized a plan to repurchase up to $400 million of our outstanding shares over a 24-month period. Under the share repurchase program, we may repurchase shares at management’s discretion in accordance with applicable securities laws, including through open market transactions, privately negotiated transactions or any combination thereof. The amount and timing of repurchases are subject to a number of factors, including stock price, trading volume, general market conditions, legal requirements, general business conditions and corporate considerations determined by WPX’s management, such as liquidity and capital needs. This share repurchase program may be modified, suspended or terminated at any time by our Board of Directors. As of March 31, 2020, we have repurchased approximately 16.1 million shares under the program at an average price of $6.30 per share including 10.4 million shares this quarter at an average price of $4.18 per share.
Felix Acquisition
On March 6, 2020, we issued 152,963,671 shares of our common stock as part of the consideration for our acquisition of Felix. In addition, we added two new board members to our Board of Directors. See Note 2 for additional discussion of the Felix Acquisition.
Note 12. Fair Value Measurements
Recurring
The following table presents, by level within the fair value hierarchy, our assets and liabilities that are measured at fair value on a recurring basis. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents and restricted cash approximate fair value due to the nature of the instrument and/or the short-term maturity of these instruments.

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$876	$—	$876	$—	$67	$—	$67
Energy derivative liabilities	$—	$27	$—	$27	$—	$91	$—	$91
Total debt(a)	$—	$1,962	$—	$1,962	$—	$2,400	$—	$2,400
__________
(a)The carrying value of total debt, excluding debt issuance costs, was $3,240 million and $2,229 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of our debt, which also excludes debt issuance costs, is determined on market rates and the prices of similar securities with similar terms and credit ratings.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Forward, swap, option and swaption contracts are considered Level 2 and are valued using an income approach including present value techniques and option pricing models. Option contracts, which hedge future sales of our production, are structured as calls, costless collars or swaptions and are financially settled. All of our financial options are valued using an industry standard Black-Scholes option pricing model. In connection with swaps, we may sell call options or swaptions to the swap counterparties in exchange for receiving premium hedge prices on the swaps. The sold calls or swaptions establish a maximum price we will receive for the volumes under contract and are financially settled. Significant inputs into our Level 2 valuations include commodity prices, implied volatility and interest rates, as well as considering executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which transactions could currently be executed. In certain instances where these inputs are not observable for all periods, relationships of observable market data and historical observations are used as a means to estimate fair value. Also categorized as Level 2 is the fair value of our debt, which is determined on market rates and the prices of similar securities with similar terms and credit ratings. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2.
Our energy derivatives portfolio is largely comprised of over-the-counter products or like products and the tenure of our derivatives portfolio extends through the end of 2024. Due to the nature of the products and tenure, we are consistently able to obtain market pricing. All pricing is reviewed on a daily basis and is formally validated with broker quotes or market indications and documented on a quarterly basis.
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We had no instruments included in Level 3 as of March 31, 2020 and less than $1 million as of December 31, 2019.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended March 31, 2020 and 2019.
There have been no material changes in the fair value of our net energy derivatives and other assets classified as Level 3 in the fair value hierarchy.
Nonrecurring
As previously noted, we evaluate our long-lived assets for impairment when events or changes in circumstances indicate, in our management’s judgment, that the carrying value of such assets may not be recoverable. The events towards the end of the first quarter, including the significant declines in crude oil prices for 2020, were potential indicators of impairment. Therefore, we performed an assessment of our proved properties at the end of the first quarter.
Our assessment utilized several estimates of future cash flows including scenarios at forecasted prices and at forward market prices. Significant judgments and assumptions in these assessments include estimates of proved, probable and possible reserve quantities, estimates of future commodity prices (developed in consideration of market information, internal forecasts and published forward prices adjusted for locational basis differentials), drilling plans, expected capital costs and an applicable discount rate commensurate with the risk of the underlying cash flow estimates.
Our assessment identified the Williston properties with a carrying value in excess of estimated undiscounted cash flows and as a result, we recorded impairment charges to reduce the net book value of the Williston proved and unproved properties to a probability-weighted estimated fair value totaling approximately $1.0 billion measured on a nonrecurring basis within Level 3 of the fair value hierarchy. This included proved reserves quantities of more than 147 million barrels of oil equivalent, forecasted weighted-average prices averaging approximately $50.84 per Bbl for crude (adjusted for locational differences), forward market weighted-average prices averaging approximately $38.72 per Bbl and an after-tax discount rates ranging from 10 percent to 15 percent commensurate with the proved developed, proved undeveloped and probable reserves. Additional declines in forecasted prices from March 31, 2020 could result in additional impairment assessments in in future quarters on our long-lived assets.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 13. Derivatives and Concentration of Credit Risk
Energy Commodity Derivatives
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
Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of March 31, 2020.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Apr - Dec 2020	Fixed Price Swaps	WTI	(95,787)	$56.17
Crude Oil	Apr - Dec 2020	Basis Swaps	Midland/Cushing	(35,782)	$0.50
Crude Oil	Apr - Dec 2020	Basis Swaps	Nymex CMA Roll	(8,909)	$0.57
Crude Oil	Apr - Dec 2020	Basis Swaps	Brent/WTI Spread	(5,000)	$8.36
Crude Oil	Apr - Dec 2020	Fixed Price Collars	WTI	(20,000)	$53.33 - $63.48
Crude Oil	2021	Fixed Price Swaptions	WTI	(20,000)	$57.02
Crude Oil	2021	Basis Swaps	Brent/WTI Spread	(1,000)	$8.00
Crude Oil	2021	Basis Swaps	Midland/Cushing	(15,000)	$0.64
Crude Oil	2022	Basis Swaps	Brent/WTI Spread	(1,000)	$7.75
Natural Gas
Natural Gas	Apr - Dec 2020	Basis Swaps	Waha	(100)	$(1.14)
Natural Gas	2021	Fixed Price Swaps	Henry Hub	(90)	$2.49
Natural Gas	2021	Basis Swaps	Waha	(80)	$(0.65)
Natural Gas	2021	Fixed Price Swaptions	Henry Hub	(50)	$2.57
Natural Gas	2022	Basis Swaps	Waha	(70)	$(0.57)
Natural Gas	2023	Basis Swaps	Waha	(70)	$(0.51)
Natural Gas	2024	Basis Swaps	Waha	(40)	$(0.51)
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
netting of asset and liability positions permitted under the terms of our master netting arrangements. Further, the amounts below do not include cash held on deposit in margin accounts that we have received or remitted to collateralize certain derivative positions.
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. Net gain (loss) on derivatives on the Consolidated Statements of Operations includes net settlements to be received of $117 million and $9 million for the three and three months ended March 31, 2020 and 2019, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
March 31, 2020	(Millions)
Derivative assets with right of offset or master netting agreements	$876	$(24)	$852
Derivative liabilities with right of offset or master netting agreements	$(27)	$24	$(3)

December 31, 2019
Derivative assets with right of offset or master netting agreements	$67	$(45)	$22
Derivative liabilities with right of offset or master netting agreements	$(91)	$45	$(46)
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
As of March 31, 2020, we had no collateral posted to derivative counterparties, to support the aggregate fair value of our net $3 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. Assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, the additional collateral that we would have been required to post at March 31, 2020 was $3 million.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.
Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for credit losses. We estimate the allowance for credit losses based on historic write offs, existing and reasonable forecasted economic conditions, the financial conditions and available credit ratings of the customers and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
against the allowance for credit losses only after all collection attempts have been exhausted. A portion of our receivables are from joint interest owners of properties we operate. Thus, we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings.
Derivative assets and liabilities
We have a risk of loss from derivative counterparties not performing pursuant to the terms of their contractual obligations. Counterparty performance can be influenced by changes in the economy and regulatory issues, among other factors. Risk of loss is impacted by several factors, including credit considerations and the regulatory environment in which a counterparty transacts. We attempt to minimize credit-risk exposure to derivative counterparties and brokers through formal credit policies, consideration of credit ratings from public ratings agencies, monitoring procedures, master netting agreements and collateral support under certain circumstances. Collateral support could include letters of credit, payment under margin agreements and guarantees of payment by credit worthy parties.
We also enter into master netting agreements to mitigate counterparty performance and credit risk. During 2020 and 2019, we did not incur any significant losses due to counterparty bankruptcy filings. We assess our credit exposure on a net basis to reflect master netting agreements in place with certain counterparties. We offset our credit exposure to each counterparty with amounts we owe the counterparty under derivative contracts.
Our gross and net credit exposure from our derivative contracts were $876 million and $852 million, respectively, as of March 31, 2020. All of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our six largest net counterparty positions represent approximately 86 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
One of our senior officers is on the board of directors of NGL Energy Partners, LP (“NGL Energy”). In the normal course of business, we sell crude oil to NGL Energy. For the first three months of 2020, sales to NGL Energy were approximately 12 percent of our total consolidated revenues adjusted for gain (loss) on derivatives. In addition, a subsidiary of NGL Energy provides water disposal services for WPX that represent approximately 1 percent of operating expenses.
Other
Collateral support for our commodity agreements could include margin deposits, letters of credit, surety bonds and guarantees of payment by credit worthy parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion should be read in conjunction with the selected historical consolidated financial data and the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and our 2019 Annual Report on Form 10-K. The matters discussed below may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-Q and our 2019 Annual Report on Form 10-K.
Unless indicated otherwise, the following discussion relates to continuing operations. See Note 3 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.
Overview
Composition of production (based on MBoe) and product revenue
Three months ended March 31,

Production	Product Revenue
The following table presents our production volumes and financial highlights for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020		2019
Production Sales Volume Data:		Per day		Per day
Oil (MBbls)	11,121	122.2	8,648	96.1
Natural gas (MMcf)	22,212	244.1	18,210	202.3
NGLs (MBbls)	3,097	34.0	2,288	25.4
Combined equivalent volumes (MBoe)(a)	17,921	196.9	13,971	155.2
Financial Data (millions):
Total product revenues	$502		$507
Total revenues	$1,398		$359
Operating loss	$(226)		$(149)
Capital expenditure activity	$313		$425
 __________
(a)MBoe are calculated using the ratio of six Mcf to one barrel of oil.

Our first quarter 2020 operating results were $77 million unfavorable compared to first quarter 2019. The primary items impacting the three months ended March 31, 2020 compared to the same period in 2019 include:

•$1 billion impairments in 2020 on our Williston Basin; $967 million of which related to proved properties reported in impairment expense and $49 million of which related to unproved leasehold impairment reported in exploration expenses;
•$78 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and
•$27 million of acquisition costs for the Felix Acquisition in 2020.
Offset by:
•$1.1 billion favorable change in net gain (loss) on derivatives;
Outlook
Oil prices have deteriorated due to a softening of global demand caused by the COVID-19 (Coronavirus) pandemic and were highly volatile following actions of OPEC+ countries to relax or eliminate their production quotas and then agree to production quotas. Though the Company has put hedges in place that will largely protect its revenues in 2020, the duration and full impacts of the COVID-19 pandemic and any further actions by OPEC+ countries are unknown at this time. As further discussed below, the Company has taken steps to preserve liquidity, reduce its operating budget and curtail its near-term operations, but we can provide no assurance regarding the long-term impact of these developments on our business.
As a company, we continue to manage the business to preserve the value of our reserves and conserve our assets in light of the demand impacts of the COVID-19 pandemic. Along with others in the energy industry, we are impacted by fundamentals driven by the duration of the pandemic and the impact on the economy. We have managed the business effectively through the market’s downturns over the last several years and believe we are positioned to continue to do so, by leveraging our assets and implementing strategies outlined herein.
Like most companies, uncertainty is our greatest obstacle right now. Our executive management team and our Board of Directors are continually monitoring, communicating, collaborating, and carefully considering our course of action. We are evaluating the extent of potential changes, as well as how such changes align with our goals of generating free cash flow and preserving our balance sheet strength.
In mid-March, we communicated a 25 percent reduction to our 2020 planned capital spending and have further reduced our planned capital spending estimate for all of 2020 to approximately $900 million to $1.2 billion. However, we will be reactive to current market conditions and may further reduce our capital spending. We plan to exit 2020 with six rigs comprised of five in the Delaware and one in the Williston. Our completions activity will be limited in 2020 which will result in an inventory of drilled uncompleted wells (“DUC”s). The timing for completion of these wells is subject to multiple variables, including commodity prices which will drive operating results from these wells. We will continue to evaluate supply and demand fundamentals, as well as our ability to generate free cash flow and preserve our balance sheet, in determining when to complete these wells.
We are taking steps to reduce our gathering, processing and transportations expense along with our lease and facility operating costs. We intend to curtail our production in May and June, and further reduce production by delaying well completions. We also intend to reduce contractor services, workovers and equipment rentals, and renegotiate rates for ongoing services. We are also evaluating other cost reductions to personnel costs and other administrative expenses; however, no final decisions have been made, as we balance near-term concerns with long-term strategies of the company, including implementing a meaningful dividend, reducing our leverage metrics, and continuing to opportunistically repurchase our shares. Our focus is, in part, on the important metrics that will drive investor interest over the next 5 years and allow us to compete within any sector, not just energy.
As a result of the current environment, the book values of our proved properties were evaluated for impairment as of March 31, 2020. This evaluation excludes the impact of derivatives and is based on management estimates of several inputs including estimated reserves, future commodity prices, development and operating costs and drilling plans. Following this review, we recorded $1 billion of impairment charges related to our Williston properties (see Note 5 of Notes to Consolidated Financial Statements).
In the midst of these challenges, we closed on our acquisition of Felix Energy Holdings II, LLC, or Felix (collectively, the “Felix Acquisition”), which included cash consideration of $939 million and 152,963,671 shares of our common stock. The funding of the cash portion primarily came from proceeds from a very successful January 2020 offering of $900 million of 4.50% Senior Notes due in 2030. See Note 2 of Notes to Consolidated Financial Statements for further discussion of the Felix Acquisition. This is a key acquisition, helping enhance our cash flow, the scale of our holdings and our longer-term upside.
On March 6, 2020, Fitch upgraded us to an investment-grade credit rating, a reflection of the actions we have taken to reduce debt, obtain lower interest rates and maintain positive cash flow. Our liquidity at March 31, 2020 totaled approximately

$1.4 billion, reflecting amounts available under the Credit Facility Agreement and cash on hand. Our next Senior Note maturity of $73 million is not due until 2022. As of this filing, our Credit Facility Agreement is subject to a $2.1 billion borrowing base with aggregate elected commitments of $1.5 billion and a maturity date of April 17, 2023 (see Note 8 of Notes to Consolidated Financial Statements for further discussion). In April, we completed the bank redetermination of borrowing base that was affirmed at $2.1 billion. Our next redetermination date is October 2020.
Overall, we believe we are well positioned for this near term disruption. However, the challenging and dynamic environment of the oil and gas industry, along with future market conditions, may alter these expectations or plans. If we foresee further changes in market conditions, including a prolonged depressed commodity prices, we will evaluate the appropriateness of adjustments to our plans.
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
Potential risks or obstacles that could impact the execution of our plan include:
•lower than anticipated recovery in demand for energy worldwide;
•lower than anticipated energy commodity prices, including recovery from current levels;
•disruptions to general economic conditions as a consequence of global pandemics, including the COVID-19 pandemic;
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
•general economic, financial markets or industry downturn including changes attributable to competition for market share among major oil-exporting countries;
•unavailability of capital either under our revolver or access to capital markets;
•changes in the political and regulatory environments; and
•decreased drilling success.
We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of further needed changes to our forecasted oil and natural gas prices. As noted above, the commodity prices are volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $30 per barrel since 2014. Our forecasted price assumptions reflect a long-term view of pricing and also consider current prices consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. In the first-quarter of 2020, we adjusted our forecasted commodity prices especially those in the next two years and evaluated our producing properties for impairment. This resulted in an impairment of our Williston properties. If the forecasted oil and natural gas prices were to further decline, we would need to perform additional reviews of proved properties for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If further impairments were required, the charges could be significant. The net book value of our proved properties is approximately $6.4 billion. In addition, the net book value associated with unproved leasehold is approximately $2.0 billion and is primarily associated with our Delaware Basin properties. See Note 5 of Notes to Consolidated Financial Statements herein and the

Critical Accounting Estimates section of Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion.
Three Month-Over-Three Month Results of Operations
Revenue analysis

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2020	2019
	(Millions)
Revenues:
Oil sales	$465	$449	$16	4%
Natural gas sales	13	25	(12)	(48)%
Natural gas liquid sales	24	33	(9)	(27)%
Total product revenues	502	507	(5)	(1)%
Net gain (loss) on derivatives	869	(207)	1,076	NM
Commodity management	24	59	(35)	(59)%
Other	3	—	3	NM
Total revenues	$1,398	$359	$1,039	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:
•$16 million increase in oil sales reflects $128 million related to higher production sales volumes substantially offset by $112 million related to lower sales prices for the three months ended March 31, 2020 compared to 2019. The Delaware Basin production volumes were 60.1 MBbls per day compared to 44.4 MBbls per day for the three months ended March 31, 2020 and 2019, respectively. A portion of this increase in production volumes relates to the acquired Felix properties as of March 6, 2020, see Note 2 of Notes to Consolidated Financial Statements. The Williston Basin production volumes were 62.1 MBbls per day compared to 51.7 MBbls per day for the three months ended March 31, 2020 and 2019, respectively. The following table reflects oil sales prices, the price impact of our derivative settlements and production volumes for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019

Oil sales (per barrel)	$41.83	$51.92
Impact of net cash paid related to settlement of derivatives (per barrel)(a)	10.09	0.04
Oil net price including derivative settlements (per barrel)	$51.92	$51.96

Oil production sales volumes (MBbls)	11,121	8,648
Per day oil production sales volumes (MBbls/d)	122.2	96.1
_________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•$12 million decrease in natural gas sales reflects $18 million related to lower sales prices partially offset by $6 million related to higher production sales volumes for the three months ended March 31, 2020 compared to 2019. The increase in our production sales volumes primarily relates to our Delaware Basin which had production volumes of 194.7 MMcf per day compared to 166.4 MMcf per day for the three months ended March 31, 2020 compared to 2019, respectively. A portion of this increase in sales relates to the Felix Acquisition as of March 6, 2020, see Note 2 of Notes to Consolidated Financial Statements. The following table reflects natural gas sales prices, the price impact of our derivative settlements and production volumes for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019

Natural gas sales (per Mcf)	$0.56	$1.36
Impact of net cash received related to settlement of derivatives (per Mcf)(a)	0.20	0.42
Natural gas net price including derivative settlements (per Mcf)	$0.76	$1.78

Natural gas production sales volumes (MMcf)	22,212	18,210
Per day natural gas production sales volumes (MMcf/d)	244.1	202.3
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$9 million decrease in natural gas liquids sales primarily reflects $21 million related to lower sales prices offset by $12 million related to higher production sales volumes for the three months ended March 31, 2020 compared to 2019. Delaware Basin production volumes were 24.9 MBbls per day compared to 20.0 MBbls per day for the three months ended March 31, 2020 and 2019, respectively. Williston Basin production volumes were 9.1 MBbls per day compared to 5.4 MBbls per day for the three months ended March 31, 2020 and 2019, respectively. The following table reflects NGL production prices, the price impact of our derivative settlements and volumes for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019

NGL net price (per barrel)	$7.73	$14.47

NGL production sales volumes (MBbls)	3,097	2,288
Per day NGL production sales volumes (MBbls/d)	34.0	25.4

•$1,076 million favorable change in net gain (loss) on derivatives primarily reflects favorable change in crude oil derivatives which was a result of gains in 2020 due to decreases in 2020 of forward commodity prices relative to our hedge positions as opposed to losses in 2019 due to increases in 2019 of forward commodity prices relative to our hedge position at that time. Settlements to be received on derivatives totaled $117 million and $9 million for the three months ended March 31, 2020 and 2019, respectively.
•$35 million decrease in commodity management revenues primarily due to lower natural gas volumes and lower prices on crude sales. Higher natural gas sales volumes in 2019 were a result of excess pipeline capacity in the Delaware Basin which we utilized to purchase natural gas at depressed Delaware Basin pricing and transport to sales points outside the Basin. Related commodity management costs and expenses decreased $15 million and are discussed below.

Cost and operating expense and operating income analysis

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2020	2019			2020	2019
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$259	$219	$(40)	(18)%	$14.48	$15.68
Lease and facility operating	101	86	(15)	(17)%	$5.66	$6.13
Gathering, processing and transportation	62	42	(20)	(48)%	$3.47	$2.98
Taxes other than income	42	39	(3)	(8)%	$2.36	$2.79
Exploration	67	24	(43)	(179)%
General and administrative:
General and administrative expenses	42	39	(3)	(8)%	$2.33	$2.81
Equity-based compensation	9	8	(1)	(13)%	$0.52	$0.56
Total general and administrative	51	47	(4)	(9)%	$2.85	$3.37
Commodity management	34	49	15	31%
Impairment of proved properties	967	—	(967)	NM
Acquisition costs	27	—	(27)	NM
Other—net	14	2	(12)	NM
Total costs and expenses	$1,624	$508	$(1,116)	NM
Operating loss	$(226)	$(149)	$(77)	52%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:
•$40 million increase in depreciation, depletion and amortization is primarily due to higher production volumes and approximately $15 million related to the acquired Felix properties; partially offset by a $1.20 per Boe decrease in rate compared to March 31, 2019. The decrease in rate was a result of the addition of new wells with lower relative cost per Boe.
•$15 million increase in lease and facility operating expenses primarily related to increased production volumes and approximately $8 million of the increase related to the acquired Felix properties.
•$20 million increase in gathering, processing and transportation is due to growth in production volumes, $7 million related to the acquired Felix properties and a Delaware Basin related contract entered into in late 2019.
•$43 million increase in exploration expense primarily relates to an impairment of unproved leasehold in the Williston Basin in 2020. (See Note 5 of Notes to Consolidated Financial Statements).
•$15 million decrease in commodity management expenses is primarily due to lower natural gas purchase volumes and depressed Delaware Basin pricing on physical natural gas cost of sales. These decreases are partially offset by lower-of-cost or market adjustments on long-term line fill of approximately $8 million in first quarter 2020.
•$967 million impairment on Williston proved properties recorded in 2020. (See Note 5 of Notes to Consolidated Financial Statements).
•$27 million of acquisition costs in 2020 for the Felix Acquisition. (See Note 2 of Notes to Consolidated Financial Statements).
•$12 million increase in other expense primarily due to a lower-of-cost or market adjustment on materials and supplies inventory made in 2020. (See Note 6 of Notes to Consolidated Financial Statements).

Results below operating income

	Three months ended March 31,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2020	2019
	(Millions)
Operating loss	$(226)	$(149)	$(77)	(52)%
Interest expense	(48)	(41)	(7)	(17)%
Gain on equity method investment transaction	—	126	(126)	(100)%
Equity earnings	3	2	1	50%
Other income	4	—	4	NM
Loss from continuing operations before income taxes	(267)	(62)	(205)	NM
Benefit for income taxes	(61)	(14)	(47)	NM
Loss from continuing operations	(206)	(48)	(158)	NM
Loss from discontinued operations	(180)	—	(180)	NM
Net loss	$(386)	$(48)	(338)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to higher level of debt outstanding in 2020 compared to 2019 as a result of the debt issued for the Felix Acquisition. See Note 7 of Notes to Consolidated Financial Statements.
Gain on equity method investment transaction in 2019 related to the sale of our equity interest in the Whitewater natural gas pipeline. See Note 5 of Notes to Consolidated Financial Statements for details of this sale.
For the three months ended March 31, 2020, we had a larger benefit for income taxes compared to the same period for 2019 due to a larger loss from continuing operations for 2020 compared to 2019. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for 2020 and 2019.
Loss from discontinued operations in 2020 included a $184 million accrual for performance guarantee related to gathering and processing contracts assumed by the buyer of the properties in the San Juan Gallup. See Note 3 of Notes to Consolidated Financial Statements for additional details.
Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
We expect our capital structure will provide us financial flexibility to meet our requirements for working capital and capital expenditures while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2020 are cash on hand, expected cash flows from operations, including derivatives, contributions from noncontrolling interests, and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to continue our operations through at least 2020. We previously communicated our 2020 goals of implementing a meaningful dividend, targeting a 7 percent to 10 percent free cash flow yield, driving down our leverage metrics from current levels and continuing to opportunistically repurchase our shares. These goals remain our focus but are subject to changes as we navigate through the current world economic environment caused by the COVID-19 pandemic and the world oil market disruptions. Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities.
We note the following assumptions for 2020:
•our estimated planned capital expenditures for full-year 2020, excluding acquisitions, could range from approximately $900 million to $1.2 billion. However, we will be reactive to current market conditions and may further reduce our capital spending. As of March 31, 2020, we have incurred $292 million of drilling and completion capital expenditures including facilities; and
•we have hedged a significant portion of our anticipated 2020 oil and gas production as disclosed in Commodity Price Risk Management following this section.
Potential risks associated with our planned levels of liquidity and the planned capital expenditures discussed above include:
•lower than expected levels of cash flow from operations, primarily resulting from lower energy commodity prices or inflation of operating costs;

•our ability to successfully integrate Felix's operation or to realize costs savings, revenues or other anticipated benefits of the Felix Acquisition;
•long-term disruptions to general economic conditions as a consequence of global pandemics, including the COVID-19 pandemic;
•significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold;
•reduced access to our credit facility pursuant to our financial covenants or banking environment; and
•higher than expected development costs, including the impact of inflation.
Credit Facility
Our Credit Facility, as amended, includes total commitments of $1.5 billion on a $2.1 billion Borrowing Base with a maturity date of April 17, 2023, subject to a springing maturity on October 15, 2021 if available liquidity minus outstanding 2022 notes is less than $500 million (see Note 7 of Notes to Consolidated Financial Statements). Based on our current credit ratings, a Collateral Trigger Period applies which makes the Credit Facility subject to certain financial covenants and a Borrowing Base. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility, see Note 8 of Notes to Consolidated Financial Statements on our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, WPX had $114 million borrowings outstanding and $23 million of letters of credit issued under the Credit Facility and we were in compliance with our covenants under the credit agreement. Our unused borrowing availability was $1,363 million as of March 31, 2020. In April 2020, our annual redetermination confirmed our Borrowing Base of $2.1 billion and total commitments of $1.5 billion that will remain in effect until the next Redetermination Date, which is expected to be in October 2020. As of the date of this filing, we are in compliance with all terms, conditions and financial covenants of the Credit Facility, as amended.
Commodity Price Risk Management
To manage the commodity price risk and volatility of owning producing oil and gas properties, we enter into derivative contracts for a portion of our future production (see Note 13 of Notes to Consolidated Financial Statements). We chose not to designate our derivative contracts associated with our future production as cash flow hedges for accounting purposes. The following table sets forth, as of the date of this filing, the derivative notional volumes of the net (long) short positions for the remainder of 2020 and 2021 that are economic hedges of our production volumes:

Crude Oil	Apr - Dec 2020		2021
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	91,787	$57.88	9,959	$39.81
Fixed Price Swaptions—WTI	—	$—	25,041	$53.61
Fixed Price Calls—WTI	—	$—	5,000	$39.50
Fixed Price Costless Collars—WTI	20,000	$53.33 - $63.48	—	$—
Basis Swaps—Midland/Cushing	32,320	$0.56	15,000	$0.64
Basis Swaps—Nymex Calendar Monthly Avg Roll	40,073	$(0.76)	—	$—
Basis Swaps—Brent/WTI Spread	5,000	$8.36	1,000	$8.00

Natural Gas	Apr - Dec 2020		2021
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	—	$—	190	$2.60
Fixed Price Swaptions—Henry Hub	—	$—	50	$2.57
Basis Swaps—Waha	100	$(1.14)	80	$(0.65)

Sources (Uses) of Cash

	Three months ended March 31,
	2020	2019
	(Millions)
Net cash provided by (used in):
Operating activities	$256	$272
Investing activities	(1,225)	(237)
Financing activities	972	(29)
Net increase in cash and cash equivalents and restricted cash	$3	$6
Operating activities
Net cash provided by operating activities decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher operating costs, acquisition costs and lower commodity prices in 2020, partially offset by higher realizations on our derivatives and higher production volumes.
Investing activities
The table below reflects capital expenditures, exclusive of partnerships, for the periods presented.

	Three months ended March 31,
	2020	2019
	(Millions)
Incurred capital expenditures:
Drilling, completions and facilities	$292	$296
Land acquisitions	1	102
Infrastructure	13	25
Other	7	2
Total incurred capital expenditures	313	425
Changes in related accounts payable and accounts receivable	(11)	26
Cash capital expenditures reported on the Consolidated Statements of Cash Flows	$302	$451
Net cash used in investing activities for the three months ended March 31, 2020 includes $915 million, net of cash acquired, paid for the successful completion of the Felix Acquisition. Net cash used in investing activities for the three months ended March 31, 2019 includes the sales of certain non-core properties and our 20 percent equity interest in Whitewater natural gas pipeline (see Note 5 of Notes to Consolidated Financial Statements).
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2020 includes approximately $886 million of net proceeds from the debt issuance in first-quarter 2020 (see Note 7 of Notes to Consolidated Financial Statements), $114 million net borrowings on the Credit Facility, and $44 million of payments for repurchases of common stock under our share repurchase program (see Note 11 of Notes to Consolidated Financial Statements).
Net cash used in financing activities for the three months ended March 31, 2020 and 2019 also includes payment for shares withheld for taxes of $8 million and $15 million, respectively.
Contractual Obligations
During the first quarter of 2020, we reduced our commitment to use natural gas transportation capacity associated with a project in the Delaware Basin for which the counterparty has not yet begun construction by approximately $200 million over a 10 year term, a reduction in annual demand payments of approximately $20 million per year over the term expected to begin during 2021. See Note 9 of Notes to Consolidated Financial Statements for a discussion of changes to other transportation commitments in 2020.

Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2019 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies and estimates, with the exception of Purchase Accounting as described below and as applied to the Felix Acquisition. For further discussion of Felix Acquisition, see Note 2 of Notes to Consolidated Financial Statements.
Purchase Accounting
We periodically acquire assets and assume liabilities in transactions accounted for as business combinations, such as the Felix Acquisition. In connection with a business combination, we must allocate the fair value of consideration given to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. Deferred taxes must be recorded for any differences between the assigned values and tax bases of the acquired assets and assumed liabilities. Any excess or shortage of amounts assigned to assets and liabilities over or under the purchase price is recorded as a gain on bargain purchase or goodwill. The amount of goodwill or gain on bargain purchase recorded in any particular business combination can vary significantly depending upon the values attributed to assets acquired and liabilities assumed. In addition, estimates of fair value may not be completed as of the filing date and therefore, adjustments to the purchase price allocation would be finalized in future periods, not to exceed one year from the acquisition date.
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
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at March 31, 2020 or at December 31, 2019. Although not a financing arrangement, we have provided a guarantee for certain obligations transferred as part of a divestment (see Note 3 of Notes to Consolidated Financial Statements).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is primarily related to our debt portfolio and has not materially changed during the first three months of 2020.
Commodity Price Risk
We are exposed to the impact of fluctuations in the market price of oil, natural gas and natural gas liquids as well as other market factors, such as market volatility and energy commodity price correlations. We are exposed to these risks in connection with our owned energy-related assets, our long-term energy-related contracts and our marketing trading activities. We manage the risks associated with these market fluctuations using various derivatives and nonderivative energy-related contracts. The fair value of derivative contracts is subject to many factors, including changes in energy commodity market prices, the liquidity and volatility of the markets in which the contracts are transacted and changes in interest rates. See Notes 12 and 13 of Notes to Consolidated Financial Statements.

An assumed increase in the forward prices used in the valuation of our crude oil and natural gas fixed price swap and option derivatives of $5.00 per Bbl and $0.25 per MMBtu would decrease our derivative valuation by approximately $172 million and $165 million at March 31, 2020 and December 31, 2019, respectively. Conversely, an assumed decrease in forward prices of $5.00 per Bbl and $0.25 per MMBtu would increase our derivative valuation by $169 and $151 million at March 31, 2020 and December 31, 2019, respectively. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production economically hedged by the derivative instruments. Contracts designated as normal purchases or sales and nonderivative energy contracts have been excluded from this sensitivity analysis.
Our portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $849 million and net liability $24 million at March 31, 2020 and December 31, 2019, respectively.
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
Changes in Internal Control over Financial Reporting
Our assessment of our system of internal controls included the consideration that many of our control owners and control performers have been working remotely due to Federal and State social distancing guidelines. We concluded that, as of the end of the period covered in this report, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Market disruptions attributable to the global COVID-19 pandemic and competition among oil-exporting countries for market share have adversely affected our industry and may continue to do so.
Oil prices have deteriorated due to a softening of global demand caused by the COVID-19 (Coronavirus) pandemic and an increase in global supply caused by a decision of OPEC+ countries to relax or eliminate their production quotas. Though the Company has put hedges in place that will to some degree protect its revenues in 2020, the duration and full impacts of the COVID-19 pandemic and competition for market share among OPEC+ countries are unknown at this time. The Company has taken steps to preserve liquidity, reduce its operating budget and curtail its near-term operations, but we can provide no assurance regarding the long-term impact of these developments on our business. These developments may also have an adverse impact on our suppliers, contractors and service providers. An extended period of supply/demand imbalance as a result of these developments would adversely affect the Company’s financial condition and results of operations.
In addition, Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.Recent Sales of Unregistered Securities - Not applicable
b.Use of Proceeds - Not applicable.
c.Purchases of Equity Securities by the user and Affiliated Purchasers. The table below provides information about purchases of shares of our common stock during the three months ended March 31, 2020.

Period	Total number of shares purchased as part of publicly announced plans or programs(a)	Average price paid per share	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)(a)
January 1, 2020 to January 31, 2020:
February 1, 2020 to February 29, 2020:
March 1, 2020 to March 31, 2020:
Share repurchase program(a)	10,391,031	$4.18	$298,435,060
Total for the quarter	10,391,031	$4.18	$298,435,060

__________
(a) On August 5, 2019, we announced that our Board of Directors authorized a plan to repurchase up to $400 million of our outstanding shares over a 24 month period. As of March 31, 2020 we have repurchased a total of 16.1 million shares at a cost of $102 million. This stock repurchase program may be modified, suspended or terminated at any time by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

EXHIBITS

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of July 13, 2015, by and among RKI Exploration & Production, LLC, WPX Energy, Inc. and Thunder Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

2.2**	Membership Interest Purchase Agreement by and Among WPX Energy Holdings, LLC, as Seller, WPX Energy, Inc., solely for purposes of Section 14.15, and Terra Energy Partners LLC, as Purchaser, dated February 8, 2016 (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2016)

2.3**	Purchase and Sale Agreement, dated as of January 12, 2017, by and among RKI Exploration & Production, LLC, Panther Energy Company II, LLC and CP2 Operating, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017)

2.4	Purchase and Sale Agreement, dated as of December 15, 2019, by and among Felix Investment Holdings II, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2019)

3.1	Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

3.3	Amended and Restated Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2014)

4.1	Indenture, dated as of November 14, 2011, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

4.2	Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.3	First Supplemental Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.4	Second Supplemental Indenture, dated as of July 22, 2015, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

4.5	Third Supplemental Indenture, dated as of May 23, 2018, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2018)

4.6	Fourth Supplemental Indenture, dated as of September 24, 2019, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on September 24, 2019)

4.7	Fifth Supplemental Indenture, dated as of January 7, 2020, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on January 10, 2020)

10.1	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2	Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

10.3	Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

Exhibit No.	Description
10.4	WPX Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 29, 2013) (1)

10.5	WPX Energy, Inc. Amended 2011 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018) (1)

10.6	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.7	Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.8	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.9	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.10	Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (1)

10.11	WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.12	WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.13	Employment Agreement, dated April 29, 2014, between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.14	Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.15	Form of 2014 Time-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.16	Form of 2014 Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.17	Form of Time-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.5 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.18	Form of Performance-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.6 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.19	Form of Restricted Stock Unit Award between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

Exhibit No.	Description
10.20	Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.21	First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing Administrative Agent and existing Swingline Lender, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.22	Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.23	Second Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among WPX Energy, Inc., as the borrower thereunder, the financial institutions party thereto from time to time, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2016)

10.24	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.25	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2016) (1)

10.26	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.27	Amended and Restated WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.28	Purchase and Sale Agreement by and Among WPX Energy Production, LLC and Enduring Resources IV, LLC dated January 30, 2018 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2018)

10.29	WPX Energy, Inc. 2013 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.30	Form of Amended and Restated Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.31	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.32	Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018)

10.33	Second Amendment to the Second Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement dated April 17, 2018, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 20, 2018)

10.34	Form of Amendment to Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.40 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)(1)

10.35	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (Incorporated by reference to Exhibit 10.35 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018)

Exhibit No.	Description
10.36	Third Amendment to the Second Amended and Restated Credit Agreement dated April 22, 2019, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 23, 2019)

10.37	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.37 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.38	Form of Restricted Stock Unit Award Agreement between WPX Energy, Inc. and Non-Employee Directors(incorporated herein by reference to Exhibit 10.38 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.39	Form of amended Exhibit B to Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.39 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 201)(1)

10.40	Stockholders Agreement, by and among WPX Energy, Inc., Felix Investment Holdings II, LLC, EnCap Energy Capital Fund X, L.P. and certain members of Felix Energy Holdings II, LLC’s management team, dated as of March 6, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2020).

10.41	Registration Rights Agreement, by and between WPX Energy, Inc. and Felix Investment Holdings II, LLC, dated as of March 6, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2020).

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	All schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request
(1)	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX Energy, Inc. (Registrant)

By:	/s/ Stephen L. Faulkner
Stephen L. Faulkner Controller (Principal Accounting Officer)
Date: May 7, 2020