Form 10-Q
period 2020-06-30
WPX ENERGY, INC.
filed 2020-07-31
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at July 29, 2020 were 560,989,114.

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
•risks related to strategy and financing, including restrictions stemming from our debt agreements, future changes in our credit ratings, the availability and cost of credit, and access to equity markets;
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
Because forward-looking statements involve risks and uncertainties, we caution that there are important factors, in addition to those listed above, that may cause actual results to differ materially from those contained in the forward-looking statements. For a detailed discussion of those factors, see Part II, Item 1A. Risk Factors in this report and Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	December 31, 2019
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$407	$60
Accounts receivable, net of allowance	424	450
Derivative assets	345	57
Inventories	27	41
Other	42	39
Total current assets	1,245	647
Investments	41	48
Properties and equipment (successful efforts method of accounting)	10,261	11,244
Less—accumulated depreciation, depletion and amortization	(1,840)	(3,654)
Properties and equipment, net	8,421	7,590
Derivative assets	34	10
Other noncurrent assets	117	118
Total assets	$9,858	$8,413

Liabilities and Equity
Current liabilities:
Accounts payable	$412	$556
Accrued and other current liabilities	239	251
Current portion of long-term debt (Note 7)	369	—
Derivative liabilities	90	91
Total current liabilities	1,110	898
Deferred income taxes	137	290
Long-term debt, net	3,210	2,202
Derivative liabilities	51	—
Other noncurrent liabilities	658	508
Contingent liabilities and commitments (Note 9)
Preferred units of consolidated partnership	11	—
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares outstanding)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 559.5 million and 416.8 million shares issued and outstanding at June 30, 2020 and December 31, 2019)	6	4
Additional paid-in-capital	8,653	7,692
Accumulated deficit	(3,978)	(3,181)
Total stockholders’ equity	4,681	4,515
Total liabilities and equity	$9,858	$8,413
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:	(Millions, except per-share amounts)
Product revenues:
Oil sales	$241	$511	$706	$960
Natural gas sales	11	16	24	41
Natural gas liquid sales	22	31	46	64
Total product revenues	274	558	776	1,065
Net gain (loss) on derivatives	(275)	78	594	(129)
Commodity management	32	58	56	117
Other	2	1	5	1
Total revenues	33	695	1,431	1,054
Costs and expenses:
Depreciation, depletion and amortization	229	221	488	440
Lease and facility operating	94	94	195	180
Gathering, processing and transportation	67	40	129	82
Taxes other than income	25	43	67	82
Exploration (Note 5)	19	24	86	48
General and administrative (including equity-based compensation of $9 million, $8 million, $18 million and $16 million for the respective periods)	42	48	93	95
Commodity management	32	41	66	90
Impairment of proved properties (Note 5)	—	—	967	—
Acquisition costs (Note 2)	3	—	30	—
Other—net	(7)	3	7	5
Total costs and expenses	504	514	2,128	1,022
Operating income (loss)	(471)	181	(697)	32
Interest expense	(49)	(40)	(97)	(81)
Gains on equity method investment transactions	2	247	2	373
Equity earnings	5	1	8	3
Other income	(1)	—	3	—
Income (loss) from continuing operations before income taxes	(514)	389	(781)	327
Provision (benefit) for income taxes	(101)	84	(162)	70
Income (loss) from continuing operations	(413)	305	(619)	257
Income (loss) from discontinued operations (Note 3)	5	—	(175)	—
Net income (loss)	(408)	305	(794)	257
Less: Net income attributable to noncontrolling interest	1	—	3	—
Net income (loss) attributable to WPX Energy, Inc.	$(409)	$305	$(797)	$257
Amounts attributable to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(414)	$305	$(622)	$257
Income (loss) from discontinued operations	5	—	(175)	—
Net income (loss)	$(409)	$305	$(797)	$257
Basic and diluted income (loss) per common share (Note 4):
Income (loss) from continuing operations	$(0.74)	$0.72	$(1.22)	$0.61
Income (loss) from discontinued operations	0.01	—	(0.35)	—
Net income (loss)	$(0.73)	$0.72	$(1.57)	$0.61
Basic weighted-average shares	559.7	422.5	508.8	421.8
Diluted weighted-average shares	559.7	423.5	508.8	423.6
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Three months ended June 30,
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
2020:	(Millions)
Balance at March 31, 2020	$—	$6	$8,643	$(3,569)	$5,080
Net loss				(409)	(409)
Stock-based compensation, net of tax impact			10		10
Balance at June 30, 2020	$—	$6	$8,653	$(3,978)	$4,681
2019:
Balance at March 31, 2019	$—	$4	$7,729	$(3,485)	$4,248
Net income				305	305
Stock-based compensation, net of tax impact			8		8
Balance at June 30, 2019	$—	$4	$7,737	$(3,180)	$4,561

	Six months ended June 30,
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
2020:	(Millions)
Balance at December 31, 2019	$—	$4	$7,692	$(3,181)	$4,515
Net loss				(797)	(797)
Stock-based compensation, net of tax impact			13		13
Issuance of common stock related to an acquisition		2	992		994
Repurchases of common stock			(44)		(44)
Balance at June 30, 2020	$—	$6	$8,653	$(3,978)	$4,681
2019:
Balance at December 31, 2018	$—	$4	$7,734	$(3,437)	$4,301
Net income				257	257
Stock-based compensation, net of tax impact			3		3
Balance at June 30, 2019	$—	$4	$7,737	$(3,180)	$4,561

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2020	2019
Operating Activities(a)	(Millions)
Net income (loss)	$(794)	$257
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	488	440
Deferred income tax provision (benefit)	(153)	69
Provision for impairment of properties and equipment (including certain exploration expenses)	1,050	41
Gains related to equity method investment transactions	(2)	(373)
Net (gain) loss on derivatives	(594)	129
Net settlements related to derivatives	454	(1)
Amortization of stock-based awards	19	17
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	129	(145)
Inventories	16	2
Other current assets	3	(1)
Accounts payable	(172)	203
Federal income taxes receivable	(19)	38
Accrued and other current liabilities	(61)	(17)
Liabilities related to discontinued operations	149	(15)
Other, including changes in other noncurrent assets and liabilities	19	(10)
Net cash provided by operating activities(a)	532	634
Investing Activities(a)
Capital expenditures(b)	(598)	(774)
Capital expenditures related to consolidated partnerships(c)	(21)	—
Proceeds from sales of assets and equity method investment transactions	4	590
Purchase of a business, net of cash acquired	(915)	—
Contributions to equity method investments	—	(18)
Distributions from equity method investments in excess of cumulative earnings	7	7
Net cash used in investing activities(a)	(1,523)	(195)
Financing Activities
Proceeds from common stock	1	1
Payments for repurchases of common stock	(44)	—
Borrowings on credit facility	860	1,002
Payments on credit facility	(860)	(1,332)
Proceeds from long-term debt, net of discount	1,383	—
Payments for retirement of long-term debt, including premium	(2)	—
Taxes paid for shares withheld	(8)	(15)
Payments for debt issuance costs	(6)	—
Contributions from noncontrolling interests in consolidated partnerships	24	—
Other	(8)	14
Net cash provided by (used in) financing activities	1,340	(330)
Net increase in cash and cash equivalents and restricted cash	349	109
Cash and cash equivalents and restricted cash at beginning of period	80	18
Cash and cash equivalents and restricted cash at end of period	$429	$127
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted.
(b)   Incurred capital expenditures were $501 million and $766 million for the respective periods. The difference between incurred and cash capital expenditures is due to changes in related accounts payable and accounts receivable.
(c) Incurred capital expenditures were $20 million for 2020. The difference between incurred and cash capital expenditures is due to changes in related accounts payable and accounts receivable.
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
In March 2020, we closed on the acquisition of Felix Energy Holdings II, LLC (“Felix”). Our operations include Felix activity after the close date. See Note 2 of Notes to Consolidated Financial Statements.
The consolidated businesses represented herein as WPX Energy, Inc. are also referred to as “WPX,” the “Company,” “we,” “us” or “our.”
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 in the Company's Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at June 30, 2020, results of operations for the three and six months ended June 30, 2020 and 2019, changes in equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The Company has no element of comprehensive income (loss) other than net income (loss).
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies are required to disclose additional information about significant unobservable inputs for Level 3 measurements. The adoption of this ASU, effective January 1, 2020, did not have a material impact on the Company's consolidated financial statements.
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
Note 2. Felix Acquisition
On December 15, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Felix Investments Holdings II, LLC (“Felix Parent”) to acquire all of the issued and outstanding membership interests of Felix (collectively, the “Felix Acquisition”), for consideration of approximately $2.5 billion (the “Unadjusted Purchase Price”), consisting of $900 million in cash (the “Unadjusted Cash Purchase Price”), and approximately 153 million unregistered shares of our common stock (the “Unadjusted Equity Consideration”) determined by dividing $1.6 billion by $10.46, the volume weighted average per share price of the Company for the ten consecutive trading days ending on December 13, 2019. The Unadjusted Purchase Price is subject to certain customary closing adjustments set forth in the Purchase Agreement. If certain closing adjustments are positive, the Unadjusted Cash Purchase Price is adjusted and if certain closing adjustments are negative, the Unadjusted Equity Consideration is adjusted. We completed the Felix Acquisition on March 6, 2020 (the “Acquisition Date”). The estimated fair value of the consideration was $1.933 billion, consisting of the estimated fair value of the 153 million shares of WPX common stock and approximately $939 million in cash. The consideration was subject to closing adjustments and the cash consideration was increased due to interim operations and working capital items. The closing adjustments are subject to change as closing estimates are finalized; however, we do not expect any material adjustments at this time. We have incurred approximately $30 million of acquisition-related costs, primarily related to legal and advisory fees which are reflected on a separate line item on the Consolidated Statements of Operations. WPX funded the cash consideration with proceeds from a debt offering in January 2020 along with available cash on hand and borrowings under our revolving credit facility. See Note 7 for further discussion on the financing of this transaction.
All of Felix's properties are located in the Delaware Basin and include approximately 58,000 net acres with six productive benches, with core operations located in Loving, Reeves, Ward and Winkler counties in Texas. As of closing, proved developed reserves were approximately 106 MMBoe.
The following table presents the unaudited pro forma financial results for the three months ended June 30, 2019 and six months ended June 30, 2020 and 2019 as if the Felix Acquisition and related financings had been completed January 1, 2019. In addition, the six months ended June 30, 2020 have been adjusted to exclude $30 million of acquisition-related costs. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Felix Acquisition occurred on the date assumed or for the periods presented, nor is such information indicative of the Company's expected future results of operations.

	Three months ended June 30,	Six months ended June 30,
	2019	2020	2019
	(Millions)
Revenues	$867	$1,597	$1,356
Net income (loss) from continuing operations attributable to WPX Energy, Inc.	$350	$(547)	$325

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

Preliminary Purchase Price Allocation
(Millions)
Consideration:
Cash	$939
Fair value of WPX common stock	994
Total consideration	$1,933
Fair value of liabilities assumed:
Accounts payable	$133
Accrued liabilities	7
Asset retirement obligation	7
Total liabilities assumed	$147
Fair value of assets acquired:
Cash and cash equivalents	$24
Accounts receivable, net	85
Derivative assets, current	121
Other current and noncurrent assets	5
Properties and equipment	1,845
Total assets acquired	$2,080
Net fair value of assets and liabilities	$1,933

Note 3. Discontinued Operations
In first-quarter 2018, we sold our properties in the San Juan Gallup oil play. The purchaser assumed approximately $309 million of gathering and processing commitments that conclude in 2026; however, WPX left in place a performance guarantee with the gatherer with respect to these commitments. At the time of sale, we believed that any future performance under this guarantee obligation was unlikely. In first-quarter 2020, we were notified that the purchaser would not remit full payment of the deficiency due to the gatherer for the recently ended contract year. As a result, we recorded a $22 million accrual in first-quarter 2020 for the probable net amount of our portion of the deficiency payment. This payment was made in April 2020. The remaining commitment for future contract years through 2026 is approximately $231 million. In first-quarter 2020, we accrued an additional $162 million, related to our estimated potential exposure based on a probability-based cash flow for the remainder of the contract term. Of the $162 million, $126 million is included in other noncurrent liabilities and $36 million is included in accrued and other current liabilities on the Consolidated Balance Sheets as of June 30, 2020.
Our discontinued operations also include accretion on certain transportation and gathering obligations retained and recognized in prior years associated with our exit from the Powder River Basin. Cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $13 million and $15 million for the six months ended June 30, 2020 and 2019, respectively.
See Note 9 for further discussion of indemnifications related to previously sold operations.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 4. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc. common stockholders for basic and diluted earnings (loss) per common share	$(414)	$305	$(622)	$257

Basic weighted-average shares	559.7	422.5	508.8	421.8
Effect of dilutive securities(a)	—	1.0	—	1.8
Diluted weighted-average shares	559.7	423.5	508.8	423.6
Income (loss) per common share from continuing operations:
Basic	$(0.74)	$0.72	$(1.22)	$0.61
Diluted	$(0.74)	$0.72	$(1.22)	$0.61
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

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Millions)
Weighted-average nonvested restricted stock units and awards	0.6	—	1.2	—
Shares subject to Felix Acquisition post-closing settlement (Note 11)	1.4	Not Applicable	0.9	Not Applicable
Nonvested restricted stock units and awards antidilutive under the treasury stock method	6.5	2.6	6.5	2.6

Note 5. Impairment, Equity Method Investment Transactions, Exploration Expenses and Other
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
Equity Method Investment Transactions
During the first quarter of 2019, we closed on the sale of our 20 percent equity interest in the Whitewater natural gas pipeline. The net book value of this equity method investment at the time of disposition was approximately $15 million. As a result of this transaction, we recorded a $126 million gain in 2019.
During the second quarter of 2019, we received a distribution of approximately $357 million related to our 25 percent equity interest in the Oryx pipeline partnership after the underlying assets were sold. The net book value of this equity method investment was approximately $110 million as of the closing date. As a result of this transaction, we recorded a gain of $247 million in 2019.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Millions)
Unproved leasehold property impairment and amortization	$18	$21	$83	$44
Geologic and geophysical costs	1	3	3	4
Total exploration expenses	$19	$24	$86	$48
Included in unproved leasehold property impairment and amortization for the six months ended June 30, 2020, is an impairment of $49 million for unproved leasehold costs in in the Williston Basin associated with the impairment of the proved properties noted above.
Other
Commodity management expense for the six months ended June 30, 2020 includes a lower-of-cost or market adjustment related to long-term line fill, included in other noncurrent assets on the Consolidated Balance Sheet, of approximately $8 million.
Note 6. Inventories
The following table presents a summary of our inventories as of the dates indicated.

	June 30, 2020	December 31, 2019
	(Millions)
Material, supplies and other	$22	$36
Commodity production in transit or storage	5	5
Total inventories	$27	$41
During the first quarter of 2020, we recorded a lower-of-cost or market adjustment to material and supplies inventory of approximately $13 million which is reported in Other—net on the Consolidated Statement of Operations.
Note 7. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated.

	June 30, 2020	December 31, 2019
	(Millions)
Credit facility agreement	$—	$—
6.000% Senior Notes due 2022	73	73
8.250% Senior Notes due 2023	406	406
5.250% Senior Notes due 2024	647	650
5.750% Senior Notes due 2026	500	500
5.250% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	500	—
4.500% Senior Notes due 2030	900	—
Total debt	$3,626	$2,229
Less: Current portion of long-term debt, net	369	—
Total long-term debt	$3,257	$2,229
Less: Debt issuance costs on long-term debt(a)	47	27
Total long-term debt, net of debt issuance costs	$3,210	$2,202
__________
(a)Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Credit Facility
As of June 30, 2020, we had no borrowings outstanding and $18 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants with full access to the Credit Facility.
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
Senior Notes
On June 3, 2020, we completed a debt offering of $500 million of 5.875% Senior Notes due 2028 (the “2028 Notes”). The notes are senior unsecured obligations ranking equally with the Company’s other existing and future senior unsecured indebtedness. The 2028 Notes bear interest at a rate of 5.875% per annum and were priced at 100.0% of par. Interest is payable on notes semiannually in arrears on June 15 and December 15 of each year commencing on December 15, 2020. The 2028 Notes will mature on June 15, 2028. At any time prior to June 15, 2023, the Company may, on one or more occasions and subject to certain conditions described in the Indenture, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 105.875% of the principal amount of the Notes redeemed with an amount of cash not greater than the net proceeds that the Company raises in certain equity offerings, as described in the Indenture. The Company also has the option, at any time prior to June 15, 2023, on one or more occasions, to redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus a specified “make whole” premium as described in the Indenture. At any time on or after June 15, 2023, the Company may, on one or more occasions, redeem the Notes, in whole or in part, at the applicable redemption prices set forth in the Indenture. The Indenture contains covenants that, among other things, restrict the Company’s ability to grant liens on its assets and merge, consolidate or transfer or lease all or substantially all of its assets, subject to certain qualifications and exceptions. The net proceeds from the offering of the 2028 Notes were approximately $491 million and approximately $9 million of debt issuance costs were capitalized.
In conjunction with the offering of the 2028 Notes, we launched a tender offer for a portion of our 2022 Notes, 2023 Notes and 2024 Notes. On July 2, 2020, we closed on the purchase of $163.2 million aggregate principal amount for our 2023 Notes, $30.4 million aggregate principal amount for our 2022 Notes, and $175.0 million aggregate principal for our 2024 Notes through cash tender offers. The total principal of approximately $369 million is reflected as a current portion of long-term debt. Upon closing of the debt tender offers in July 2020, we will record an estimated $24 million loss on extinguishment of debt in third-quarter 2020.
On January 10, 2020, we completed a debt offering of $900 million aggregate principal amount of 4.50% Senior Notes due 2030 (the “2030 Notes”). The notes are senior unsecured obligations ranking equally with the Company’s other existing and future senior unsecured indebtedness. The 2030 Notes bear interest at a rate of 4.50% per annum and were priced at 100.0% of par. Interest is payable on the notes semiannually in arrears on January 15 and July 15 of each year commencing on July 15, 2020. The 2030 Notes will mature on January 15, 2030. At any time prior to January 15, 2023, the Company may, on one or more occasions and subject to certain conditions described in the Indenture, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 104.5% of the principal amount of the Notes redeemed with an amount of cash not greater than the net proceeds that the Company raises in certain equity offerings, as described in the Indenture. The Company also has the option, at any time prior to January 15, 2025, on one or more occasions, to redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus a specified “make whole” premium as described in the Indenture. At any time on or after January 15, 2025, the Company may, on one or more occasions, redeem the Notes, in whole or in part, at the applicable redemption prices set forth in the Indenture. The Indenture contains covenants that, among other things, restrict the Company’s ability to grant liens on its assets and merge, consolidate or transfer or lease all or substantially all of its assets, subject to certain qualifications and exceptions. The net proceeds from the offering of the 2030 Notes were approximately $886 million and approximately $14 million of debt issuance costs were capitalized. The net proceeds from this offering were used to fund a portion of the Felix Acquisition.
See our Annual Report on Form 10-K for the year ended December 31, 2019 for additional discussion related to our other senior notes.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 8. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Millions)
Current:
Federal	$(1)	$—	$(20)	$—
State	—	2	—	1
	(1)	2	(20)	1
Deferred:
Federal	(90)	75	(120)	63
State	(10)	7	(22)	6
	(100)	82	(142)	69
Total provision (benefit)	$(101)	$84	$(162)	$70

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”). The CARES Act includes modifications to the Internal Revenue Code (“IRC”) intended to provide economic relief to those impacted by the COVID-19 pandemic such as allowing taxpayers to accelerate the remaining balance of alternative minimum tax (“AMT”) credit carryforwards. The income tax effects of changes in tax laws are recognized in the period enacted. As a result, the Company has a current receivable of $38 million as of June 30, 2020 for all our remaining AMT credit refunds which are expected to be collected in 2020. However, our AMT credits are subject to change based on the results of the 2011 Williams audit as discussed below and may impact our refunds already received.
The effective income tax rate for the three months ended June 30, 2020, differs from the federal statutory rate of 21 percent due to the effect of equity-based compensation and valuation allowances placed on estimated federal and state net operating loss (“NOL”) carryovers, partially offset by state income taxes.
The effective income tax rate for the three months ended June 30, 2019, differs from the federal statutory rate of 21 percent due to the effect of state income taxes and equity-based compensation, partially offset by the reversal of the valuation allowance on capital loss carryovers resulting from the capital gain from the 2019 transactions involving an equity interest in a partnership.
The effective income tax rate for the six months ended June 30, 2020, differs from the federal statutory rate of 21 percent due to the effect of equity-based compensation and valuation allowances placed on estimated federal and state NOL carryovers, partially offset by state income taxes.
The effective income tax rate for the six months ended June 30, 2019, differs from the federal statutory rate of 21 percent due to the effect of state income taxes and equity-based compensation, partially offset by the reversal of the valuation allowance on capital loss carryovers resulting from the capital gains from the 2019 transactions involving equity interests in partnerships.
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
The ability of WPX to utilize NOL carryovers to reduce future federal taxable income could be subject to limitations under the IRC. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of June 30, 2020, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for the

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
company we acquired in 2015 (“RKI”). Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the acquisition.
Pursuant to our tax sharing agreement with The Williams Companies, Inc. (“Williams”), we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre-spin-off period for which we continue to have exposure to audit adjustments as part of Williams. The IRS has proposed an adjustment related to our business for which a payment to Williams could be required. We have evaluated the issue and are in the process of protesting the adjustment within the normal appeals process of the IRS. In addition, the AMT credit carryforward deferred tax asset that was allocated to us by Williams at the time of the spin-off could change due to audit adjustments unrelated to our business. Any such adjustments to this allocated deferred tax asset will not be known until the IRS examination is completed but is not expected to result in a cash settlement with Williams. However, if the Company has to amend filed returns whereby refunds of AMT credit carryforwards have been received, the Company may have to remit cash to the IRS. Through June 30, 2020, we have received $50 million related to these AMT credit carryforwards.
As of June 30, 2020, the Company has approximately $9 million of unrecognized tax benefits which is offset by an increase in deferred tax assets of approximately $5 million. Currently, we do not expect ultimate resolution of our uncertain tax position during the next 12 months.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Summary
As of June 30, 2020 and December 31, 2019, the Company had accrued approximately $7 million and $10 million, respectively, for loss contingencies associated with royalty litigation and other contingencies, excluding the performance guarantee. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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
Note 10. Leases
Our contracts that are leases or contain leases primarily relate to drilling rigs, compression units and office space. Leases are recorded on the balance sheet when the lease term exceeds one year and we direct the use of an identified asset while receiving substantially all of the economic benefit of the asset. Right-of-use assets are included in other noncurrent assets on the Consolidated Balance Sheet. Lease liabilities are included in accrued and other current liabilities and other noncurrent liabilities on the Consolidated Balance Sheet. During the first half of 2020, we added right of use assets of approximately $31 million in exchange for new operating lease liabilities primarily related to a new rig agreement added in first-quarter 2020.
Note 11. Stockholders' Equity
Share Repurchase Program
On August 5, 2019, we announced that our Board of Directors authorized a plan to repurchase up to $400 million of our outstanding shares over a 24-month period. Under the share repurchase program, we may repurchase shares at management’s discretion in accordance with applicable securities laws, including through open-market transactions, privately negotiated transactions or any combination thereof. The amount and timing of repurchases are subject to a number of factors, including stock price, trading volume, general market conditions, legal requirements, general business conditions and corporate considerations determined by WPX’s management, such as liquidity and capital needs. This share repurchase program may be modified, suspended or terminated at any time by our Board of Directors. As of June 30, 2020, we have repurchased approximately 16.1 million shares under the program at an average price of $6.30 per share including 10.4 million shares during first-quarter 2020 at an average price of $4.18 per share.
Felix Acquisition
Part of the consideration for our acquisition of Felix that closed on March 6, 2020, included approximately 153 million shares of our common stock (1.4 million of which are subject to post-closing settlement). In addition, we added two new board members to our Board of Directors. See Note 2 for additional discussion of the Felix Acquisition.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
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

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$379	$—	$379	$—	$67	$—	$67
Energy derivative liabilities	$—	$141	$—	$141	$—	$91	$—	$91
Total debt(a)	$—	$3,480	$—	$3,480	$—	$2,400	$—	$2,400
__________
(a)The carrying value of total debt, excluding debt issuance costs, was $3,626 million and $2,229 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of our debt, which also excludes debt issuance costs, is determined on market rates and the prices of similar securities with similar terms and credit ratings.
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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We had less than $1 million of instruments included in Level 3 as of June 30, 2020 and December 31, 2019.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended June 30, 2020 and 2019.

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
Our assessment identified the Williston properties with a carrying value in excess of estimated undiscounted cash flows and as a result, we recorded impairment charges to reduce the net book value of the Williston proved and unproved properties to a probability-weighted estimated fair value totaling approximately $1.0 billion measured on a nonrecurring basis within Level 3 of the fair value hierarchy. This included proved reserves quantities of more than 147 million barrels of oil equivalent, forecasted weighted-average prices averaging approximately $50.84 per Bbl for crude (adjusted for locational differences), forward market weighted-average prices averaging approximately $38.72 per Bbl and an after-tax discount rates ranging from 10 percent to 15 percent commensurate with the proved developed, proved undeveloped and probable reserves. Additional declines in forecasted prices from March 31, 2020 could result in additional impairment assessments in future quarters on our long-lived assets.
During the second quarter of 2020, we participated in an exchange of leasehold in the Permian Basin. In conjunction with this exchange of leasehold, which included both proved and unproved leasehold, we estimated the fair value of the leasehold through discounted cash flow models and consideration of market data. Our estimates and assumptions included future commodity prices, projection of estimated quantities of oil and natural gas reserves, expectations for future development and operating costs and risk adjusted discount rates, all of which are Level 3 inputs. In conjunction with the exchange, we recognized a gain of approximately $5 million which is included in other (income) expense—net on the Consolidated Statement of Operations.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of June 30, 2020.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Jul - Dec 2020	Fixed Price Swaps	WTI	(91,800)	$53.06
Crude Oil	Jul - Dec 2020	Basis Swaps	Midland/Cushing	(35,000)	$0.63
Crude Oil	Jul - Dec 2020	Basis Swaps	Nymex CMA Roll	(51,685)	$(0.50)
Crude Oil	Jul - Dec 2020	Basis Swaps	Brent/WTI Spread	(5,000)	$8.36
Crude Oil	Jul - Dec 2020	Fixed Price Collars	WTI	(20,000)	$53.33 - $63.48
Crude Oil	Jul - Dec 2020	Basis Swaps	MEH/Midland	(842)	$0.85
Crude Oil	2021	Fixed Price Swap	WTI	(54,919)	$40.61
Crude Oil	2021	Fixed Price Swaptions	WTI	(5,041)	$40.12
Crude Oil	2021	Fixed Price Swaptions	WTI	(20,000)	$57.02
Crude Oil	2021	Fixed Price Calls	WTI	(5,000)	$39.50
Crude Oil	2021	Basis Swaps	Brent/WTI Spread	(1,000)	$8.00
Crude Oil	2021	Basis Swaps	Midland/Cushing	(15,000)	$0.64
Crude Oil	2022	Fixed Price Swaptions	WTI	(5,493)	$44.71
Crude Oil	2022	Basis Swaps	Brent/WTI Spread	(1,000)	$7.75
Natural Gas
Natural Gas	Jul - Dec 2020	Basis Swaps	Waha	(100)	$(1.14)
Natural Gas	2021	Fixed Price Swaps	Henry Hub	(240)	$2.62
Natural Gas	2021	Fixed Price Calls	Henry Hub	(50)	$2.57
Natural Gas	2021	Basis Swaps	Waha	(80)	$(0.65)
Natural Gas	2022	Fixed Price Swaptions	Henry Hub	(100)	$2.70
Natural Gas	2022	Basis Swaps	Waha	(70)	$(0.57)
Natural Gas	2023	Basis Swaps	Waha	(70)	$(0.51)
Natural Gas	2024	Basis Swaps	Waha	(40)	$(0.51)
Physical Derivatives
Natural Gas	Jul - Dec 2020	Index	HSC	(4)	N/A
Natural Gas	2021	Index	HSC	(4)	N/A
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. Net gain (loss) on derivatives on the Consolidated Statements of Operations includes net settlements received of $337 million and $454 million for the three and six months ended June 30, 2020, respectively, and net settlements paid of $10 million and $1 million for the three and six months ended June 30, 2019, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
June 30, 2020	(Millions)
Derivative assets with right of offset or master netting agreements	$379	$(125)	$254
Derivative liabilities with right of offset or master netting agreements	$(141)	$125	$(16)

December 31, 2019
Derivative assets with right of offset or master netting agreements	$67	$(45)	$22
Derivative liabilities with right of offset or master netting agreements	$(91)	$45	$(46)
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
As of June 30, 2020, we had no collateral posted to derivative counterparties to support the aggregate fair value of our net $16 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $1 million to our liability balance for our own nonperformance risk. Assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, the additional collateral that we would have been required to post at June 30, 2020 was $16 million.
Concentration of Credit Risk
Cash equivalents
Our cash equivalents are primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.
Accounts receivable
Accounts receivable are carried on a gross basis, with no discounting, less the allowance for credit losses. We estimate the allowance for credit losses based on historic write offs, existing and reasonable forecasted economic conditions, the financial conditions and available credit ratings of the customers and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. A portion of our receivables are from joint interest owners of properties we operate. Thus, we may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings.

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
Our gross and net credit exposure from our derivative contracts were $379 million and $254 million, respectively, as of June 30, 2020. All of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our seven largest net counterparty positions represent approximately 90 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
Other
Collateral support for our commodity agreements could include margin deposits, letters of credit, surety bonds and guarantees of payment by credit worthy parties.
One of our senior officers is on the board of directors of NGL Energy Partners, LP (“NGL Energy”). In the normal course of business, we sell crude oil to NGL Energy. For the first six months of 2020, sales to NGL Energy were approximately 13 percent of our total consolidated revenues adjusted for gain (loss) on derivatives. In addition, a subsidiary of NGL Energy provides water disposal services for WPX that represent approximately 1 percent of operating expenses.

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

Production	Product Revenue
The following table presents our production volumes and financial highlights for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
Production Sales Volume Data:		Per day		Per day		Per day		Per day
Oil (MBbls)	11,259	123.7	8,905	97.9	22,381	123.0	17,552	97
Natural gas (MMcf)	26,116	287.0	18,736	205.9	48,328	265.5	36,947	204.1
NGLs (MBbls)	3,222	35.4	2,493	27.4	6,320	34.7	4,781	26.4
Combined equivalent volumes (MBoe)(a)	18,834	207.0	14,520	159.6	36,755	201.9	28,491	157.4
Financial Data (millions):
Total product revenues	$274		$558		$776		$1,065
Total revenues(b)	$33		$695		$1,431		$1,054
Operating income (loss)	$(471)		$181		$(697)		$32
Capital expenditure activity	$188		$341		$501		$766
 __________
(a)MBoe are calculated using the ratio of six Mcf to one barrel of oil.
(b)Includes net gain (loss) on derivatives.

Our second-quarter 2020 operating results were $652 million unfavorable compared to second-quarter 2019. The primary items impacting the three months ended June 30, 2020 compared to the same period in 2019 include:
•$435 million decrease in product revenues due to lower commodity prices;
•$353 million unfavorable change in net gain (loss) on derivatives; and
•$17 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income.
Offset by:
•$151 million increase in product revenues due to higher overall production volumes primarily due to the Felix Acquisition.
Our year-to-date 2020 operating results were $729 million unfavorable compared to 2019. The primary items impacting the six months ended June 30, 2020 compared to the same period in 2019 include:
•$1 billion impairments in 2020 on our Williston Basin; $967 million of which related to proved properties reported in impairment expense and $49 million of which related to unproved leasehold impairment reported in exploration expenses;
•$586 million decrease in product revenues due to lower commodity prices;
•$95 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and
•$30 million of acquisition costs for the Felix Acquisition in 2020.
Offset by:
•$723 million favorable change in net gain (loss) on derivatives; and
•$297 million increase in product revenues related to higher overall production volumes due to the Felix Acquisition.
Outlook
During the first quarter of 2020, oil prices deteriorated due to a softening of global demand caused by the COVID-19 (Coronavirus) pandemic and were highly volatile following actions of OPEC+ countries to relax or eliminate their production quotas and then agree to production quotas. With a modest increase in worldwide demand and production cuts across the globe, oil prices have improved since the lows seen in April and May. They remain volatile as the COVID-19 pandemic continues. Additionally, a recent court ruling in the United States on the Dakota Access Pipeline (“DAPL”), if not stayed, will most likely impact the production and transportation costs of crude from the Williston Basin in North Dakota. We are taking measures to mitigate our exposure to Williston basis differentials including negotiating contracts for other pipeline capacity and sales via rail. Though the Company has put hedges in place that will largely protect its revenues in 2020, the duration and full impacts of the COVID-19 pandemic and any further actions by OPEC+ countries are unknown at this time. As further discussed below, the Company has taken steps to preserve liquidity, reduce its operating budget and curtail its near-term operations during the quarter, but we can provide no assurance regarding the long-term impact of these developments on our business.
As a company, we continue to manage the business to preserve the value of our reserves and conserve our assets in light of the demand impacts of the COVID-19 pandemic. Along with others in the energy industry, we are impacted by fundamentals driven by the duration of the pandemic and the impact on the economy. We have managed the business effectively through the market’s downturns over the last several years and believe we are positioned to continue to do so, by leveraging our assets and implementing strategies outlined herein. We have opportunistically added economic hedges in 2021 and 2022 as forward prices increased above $40/bbl.
Like most companies, uncertainty is our greatest obstacle right now. Our executive management team and our Board of Directors are continually monitoring, communicating, collaborating, and carefully considering our course of action. We are evaluating the extent of potential changes, as well as how such changes align with our goals of generating free cash flow and preserving our balance sheet strength and liquidity.
Our planned capital spending estimate for all of 2020 is approximately $1.050 billion to $1.150 billion. This estimate is an approximate $650 million reduction of our originally planned capital spending. We will be reactive to current market conditions and may further reduce our capital spending. We communicated in first-quarter 2020 our plan to exit 2020 with six rigs comprised of five in the Delaware Basin and one in the Williston Basin, however, we may continue to use two additional rigs in the Delaware Basin after contract terms expire in fourth-quarter 2020. Our completions activity will be limited in 2020 which will result in an inventory of drilled uncompleted wells (“DUC”s) although we currently expect to add two to three completion crews that will result in more completions activity towards the latter part of the year. The timing for completion of these wells is subject to multiple variables, including commodity prices which will drive operating results from these wells. We will continue to evaluate supply and demand fundamentals, as well as our ability to generate free cash flow and preserve our balance sheet, in determining when to complete these wells.
We have taken steps to reduce our gathering, processing and transportations expense along with our lease and facility operating costs. We curtailed our production in the second quarter, and further reduced production by delaying well completions. We also reduced contractor services and equipment rentals, and renegotiated rates for ongoing services. We will continue to pursue additional reductions in these areas and are also evaluating other reductions to personnel costs and other administrative expenses; however, no final decisions have been made, as we balance near-term concerns with long-term strategies of the company, including implementing a meaningful dividend, reducing our leverage metrics, and continuing to opportunistically repurchase our shares. Our focus is, in part, on the important metrics that will drive investor interest over the next 5 years and allow us to compete within any sector, not just energy.
As a result of the environment, specifically in first-quarter 2020, the book values of our proved properties were evaluated for impairment. This evaluation excluded the impact of derivatives and is based on management estimates of several inputs including estimated reserves, future commodity prices, development and operating costs and drilling plans. Following this review in the first quarter of 2020, we recorded $1 billion of impairment charges related to our Williston properties (see Note 5 of Notes to Consolidated Financial Statements). We do not believe there are new indicators of impairment in the second quarter of 2020 that would impact our impairment analysis.
In the midst of these challenges, we closed on our acquisition of Felix Energy Holdings II, LLC, or Felix (collectively, the “Felix Acquisition”) on March 6, 2020, which included cash consideration of $939 million and approximately 153 million shares of our common stock. The funding of the cash portion primarily came from proceeds from a very successful January 2020 offering of $900 million of 4.50% Senior Notes due in 2030. See Note 2 of Notes to Consolidated Financial Statements for further discussion of the Felix Acquisition. This is a key acquisition, helping enhance our cash flow, the scale of our holdings and our longer-term upside.
On March 6, 2020, Fitch upgraded us to an investment-grade credit rating, a reflection of the actions we have taken to reduce debt, obtain lower interest rates and maintain positive cash flow. Our liquidity at June 30, 2020 totaled approximately $1.9 billion, reflecting amounts available under the Credit Facility Agreement and cash on hand. A portion of our liquidity relates to proceeds from a senior notes offering in June 2020 which will be used to retire other senior notes as discussed below.
In June 2020, we issued $500 million 5.875% Senior Notes due in 2028 (the “2028 Notes”) and concurrently launched a tender offer for up to $450 million of Senior Notes primarily targeting Senior Notes due in 2022 and 2023. On July 2, 2020, we closed and settled the tender offer retiring approximately $369 million of Senior Notes. We may use the remaining net proceeds from the 2028 Notes offering to opportunistically repurchase long-term debt through open market purchases or privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity requirements, contractual restrictions and other factors.
After consideration of the tender offer discussed above, our next Senior Note maturity of $43 million is not due until 2022. As of this filing, our Credit Facility Agreement is subject to a $2.1 billion borrowing base with aggregate elected commitments of $1.5 billion and a maturity date of April 17, 2023 (see Note 8 of Notes to Consolidated Financial Statements for further discussion). In April, we completed the bank redetermination of borrowing base that was affirmed at $2.1 billion. Several peers had reductions in borrowing base and commitments during spring 2020 redeterminations. Our next redetermination date is October 2020.
Overall, we believe we are well positioned for this near term disruption. However, the challenging and dynamic environment of the oil and gas industry, along with future market conditions, may alter these expectations or plans. If we foresee further changes in market conditions, including prolonged depressed commodity prices, we will evaluate the appropriateness of adjustments to our plans.
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
We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of further needed changes to our forecasted oil and natural gas prices. As noted above, the commodity prices are volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $20 per barrel since 2014. Our forecasted price assumptions reflect a long-term view of pricing and also consider current prices consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. In the first quarter of 2020, we adjusted our forecasted commodity prices especially those in the next two years and evaluated our producing properties for impairment. This resulted in an impairment of our Williston properties in first quarter 2020. If the forecasted oil and natural gas prices were to further decline, we would need to perform additional reviews of proved properties for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If further impairments were required, the charges could be significant. The net book value of our proved properties is approximately $6.3 billion and is primarily associated with our Delaware Basin Properties. In addition, the net book value associated with unproved leasehold is approximately $2.1 billion and is also primarily associated with our Delaware Basin properties. See Note 5 of Notes to Consolidated Financial Statements herein and the Critical Accounting Estimates section of Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion.

Results of Operations
Three Month-Over-Three Month Results of Operations
Revenue analysis

	Three months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2020	2019
	(Millions)
Revenues:
Oil sales	$241	$511	$(270)	(53)%
Natural gas sales	11	16	(5)	(31)%
Natural gas liquid sales	22	31	(9)	(29)%
Total product revenues	274	558	(284)	(51)%
Net gain (loss) on derivatives	(275)	78	(353)	NM
Commodity management	32	58	(26)	(45)%
Other	2	1	1	100%
Total revenues	$33	$695	$(662)	(95)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:
•$270 million decrease in oil sales reflects $405 million related to lower sales prices partially offset by $135 million related to higher production sales volumes for the three months ended June 30, 2020 compared to 2019. The Delaware Basin volumes increased to 76.6 MBbls per day from 46.5 MBbls per day for the three months ended June 30, 2020 and 2019, respectively.The increase in production sales volumes relates to the Felix properties acquired March 6, 2020 (see Note 2 of Notes to Consolidated Financial Statements). The Williston Basin volumes decreased due in part to production curtailment in 2020 and were 47.1 MBbls per day as compared to 51.4 MBbls per day for the three months ended June 30, 2020 and 2019, respectively. The following table reflects oil production prices, the price impact of our derivative settlements and volumes for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019

Oil sales (per barrel)	$21.42	$57.42
Impact of net cash paid related to settlement of derivatives (per barrel)(a)	30.17	(2.98)
Oil net price including derivative settlements (per barrel)	$51.59	$54.44

Oil production sales volumes (MBbls)	11,259	8,905
Per day oil production sales volumes (MBbls/d)	123.7	97.9
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•$5 million decrease in natural gas sales reflects $12 million related to lower sales prices partially offset by $7 million related to higher production sales volumes for the three months ended June 30, 2020 compared to 2019. The Delaware Basin volumes were 239.1 MMcf per day compared to 170.9 MMcf per day for the three months ended June 30, 2020 and 2019, respectively. The increase in production sales volumes relates to the Felix properties acquired March 6, 2020 (see Note 2 of Notes to Consolidated Financial Statements). The following table reflects natural gas production prices, the price impact of our derivative settlements and volumes for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019

Natural gas sales (per Mcf)	$0.43	$0.88
Impact of net cash received related to settlement of derivatives (per Mcf)(a)	(0.13)	0.88
Natural gas net price including derivative settlements (per Mcf)	$0.30	$1.76

Natural gas production sales volumes (MMcf)	26,116	18,736
Per day natural gas production sales volumes (MMcf/d)	287.0	205.9
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$9 million decrease in natural gas liquids sales reflects $18 million related to lower sales price partially offset by $9 million related to higher production sales volumes for the three months ended June 30, 2020 compared to 2019. The Delaware Basin volumes were 27.2 MBbls per day compared to 21.7 MBbls per day for the three months ended June 30, 2020 and 2019, respectively. The increase in production sales volumes relates to the Felix properties acquired March 6, 2020 (see Note 2 of Notes to Consolidated Financial Statements). The following table reflects NGL production prices and volumes for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019

NGL net price (per barrel)	$6.74	$12.21

NGL production sales volumes (MBbls)	3,222	2,493
Per day NGL production sales volumes (MBbls/d)	35.4	27.4

•$353 million unfavorable change in net gain (loss) on derivatives primarily reflects unfavorable change in crude oil derivatives which was a result of losses in 2020 due to increase in 2020 of forward commodity prices relative to our hedge positions as opposed to gains in 2019 due to decreases in 2019 of forward commodity prices relative to our hedge position at that time. Settlements received on derivatives totaled $337 million for the three months ended June 30, 2020 and settlements paid totaled $10 million for three months ended June 30, 2019.
•$26 million decrease in commodity management revenues is primarily due to lower prices on crude sales and lower natural gas sales volumes partially offset by higher crude sales volumes. Higher natural gas sales volumes in 2019 were a result of excess pipeline capacity in the Delaware Basin which we utilized to purchase natural gas at depressed Delaware Basin pricing and transport to sales points outside the Basin. Crude sales volumes include purchases to fulfill certain sales commitments. Related commodity management costs and expenses decreased $9 million and are discussed below.

Cost and operating expense and operating income analysis

	Three months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2020	2019			2020	2019
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$229	$221	$(8)	(4)%	$12.15	$15.24
Lease and facility operating	94	94	—	—%	$4.96	$6.50
Gathering, processing and transportation	67	40	(27)	(68)%	$3.53	$2.78
Taxes other than income	25	43	18	42%	$1.33	$2.95
Exploration	19	24	5	21%
General and administrative:
General and administrative expenses	33	40	7	18%	$1.75	$2.73
Equity-based compensation	9	8	(1)	(13)%	$0.49	$0.56
Total general and administrative	42	48	6	13%	$2.24	$3.29
Commodity management	32	41	9	22%
Acquisition costs	3	—	(3)	NM
Other—net	(7)	3	10	NM
Total costs and expenses	$504	$514	$10	2%
Operating income (loss)	$(471)	$181	$(652)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:
•$8 million increase in depreciation, depletion and amortization primarily reflects approximately $56 million related to the Felix properties acquired in March 2020 that was substantially offset by a $3.09 per Boe decrease in rate compared to June 30, 2019. The decrease in rate was primarily the result of a decrease to the depletable base following the impairment of proved properties in the Williston Basin in the first quarter of 2020 (see Note 5 of Notes to Consolidated Financial Statements), partially offset by the impact of lower estimated proved reserves as compared to June 30, 2019 primarily due to a lower trailing 12-month average price.
•Lease and facility operating expenses remained flat as approximately $27 million related to the acquired Felix properties was offset by a $1.56 per Boe decrease in the overall rate per Boe for the three months ended June 30, 2020 compared to the same time in 2019.
•$27 million increase in gathering, processing and transportation primarily due to $18 million related to the acquired Felix properties and a Delaware Basin related contract entered into in late 2019.
•$18 million decrease in taxes other than income relate to decreased product revenues as previously discussed.
•$6 million decrease in general and administrative expense for the three months ended June 30, 2020 compared to the same period in 2019 due in part to lower estimated employee incentive bonus in 2020. Our general and administrative expenses per Boe decreased to an average $2.24 for the three months ended June 30, 2020 compared to $3.29 for the same period in 2019.
•$9 million decrease in commodity management expenses is primarily due to depressed pricing resulting in lower crude oil cost of sales substantially offset by higher crude purchase volumes.
•Other expense for 2020 includes a $5 million gain related to an exchange of leasehold (see Note 12 of Notes to Consolidated Financial Statements).

Results below operating income

	Three months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2020	2019
	(Millions)
Operating income (loss)	$(471)	$181	$(652)	NM
Interest expense	(49)	(40)	(9)	(23)%
Gains on equity method investment transactions	2	247	(245)	99%
Equity earnings	5	1	4	NM
Investment income (loss) and other	(1)	—	(1)	NM
Income (loss) from continuing operations before income taxes	(514)	389	(903)	NM
Provision (benefit) for income taxes	(101)	84	185	NM
Income (loss) from continuing operations	(413)	305	(718)	NM
Income from discontinued operations	5	—	5	NM
Net income (loss)	$(408)	$305	(713)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to higher level of debt outstanding in 2020 compared to 2019 as a result of the debt issued for the Felix Acquisition. See Note 7 of Notes to Consolidated Financial Statements.
During the second quarter of 2019, we recorded a gain related to our equity method investment in the Oryx pipeline. See Note 5 of Notes to Consolidated Financial Statements for detail of this transaction.
For the three months ended June 30, 2020, we had a benefit for income taxes compared to a provision for the same period of 2019 due to a loss from continuing operations for 2020 compared to income from continuing operations for 2019. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for 2020 and 2019.

Six Month-Over-Six Month Results of Operations
Revenue analysis

	Six months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2020	2019
	(Millions)
Revenues:
Oil sales	$706	$960	$(254)	(26)%
Natural gas sales	24	41	(17)	(41)%
Natural gas liquid sales	46	64	(18)	(28)%
Total product revenues	776	1,065	(289)	(27)%
Net gain (loss) on derivatives	594	(129)	723	NM
Commodity management	56	117	(61)	(52)%
Other	5	1	4	NM
Total revenues	$1,431	$1,054	$377	36%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:
•$254 million decrease in oil sales reflects $518 million related to lower sales prices partially offset by $264 million related to higher production sales volumes for the six months ended June 30, 2020 compared to 2019. The Delaware Basin production volumes were 68.4 MBbls per day compared to 45.4 MBbls per day for the six months ended June 30, 2020 and 2019, respectively. The increase in production volumes primarily relates to the Felix properties acquired March 6, 2020, see Note 2 of Notes to Consolidated Financial Statements. The Williston Basin production volumes were 54.6 MBbls per day compared to 51.6 MBbls per day for the six months ended June 30, 2020 and 2019, respectively. The following table reflects oil sales prices, the price impact of our derivative settlements and production volumes for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019

Oil sales (per barrel)	$31.56	$54.71
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	20.19	(1.50)
Oil net price including derivative settlements (per barrel)	$51.75	$53.21

Oil production sales volumes (MBbls)	22,381	17,552
Per day oil production sales volumes (MBbls/d)	123.0	97.0
_________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•$17 million decrease in natural gas sales reflects $30 million related to lower sales prices partially offset by $13 million related to higher production sales volumes for the six months ended June 30, 2020 compared to 2019. The increase in our production sales volumes primarily relates to our Delaware Basin which had production volumes of 216.9 MMcf per day compared to 168.7 MMcf per day for the six months ended June 30, 2020 compared to 2019, respectively. This increase in sales primarily relates to the Felix properties acquired March 6, 2020, see Note 2 of Notes to Consolidated Financial Statements. The following table reflects natural gas sales prices, the price impact of our derivative settlements and production volumes for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019

Natural gas sales (per Mcf)	$0.49	$1.12
Impact of net cash received related to settlement of derivatives (per Mcf)(a)	0.02	0.65
Natural gas net price including derivative settlements (per Mcf)	$0.51	$1.77

Natural gas production sales volumes (MMcf)	48,328	36,947
Per day natural gas production sales volumes (MMcf/d)	265.5	204.1
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$18 million decrease in natural gas liquids sales reflects $38 million related to lower sales prices partially offset by $20 million related to higher production sales volumes for the six months ended June 30, 2020 compared to 2019. Delaware Basin production volumes were 26.0 MBbls per day compared to 20.8 MBbls per day for the six months ended June 30, 2020 and 2019, respectively. The increase in production sales volumes relates to the Felix properties acquired March 6, 2020 (see Note 2 of Notes to Consolidated Financial Statements). Williston Basin production volumes were 8.7 MBbls per day compared to 5.5 MBbls per day for the six months ended June 30, 2020 and 2019, respectively. The following table reflects NGL production prices and volumes for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019

NGL net price (per barrel)	$7.23	$13.29

NGL production sales volumes (MBbls)	6,320	4,781
Per day NGL production sales volumes (MBbls/d)	34.7	26.4

•$723 million favorable change in net gain (loss) on derivatives primarily reflects favorable change in crude oil derivatives which was a result of gains in 2020 due to decreases in 2020 of forward commodity prices relative to our hedge positions as opposed to losses in 2019 due to increases in 2019 of forward commodity prices relative to our hedge position at that time. Settlements received on derivatives totaled $454 million for the six month ended June 30, 2020 and settlements paid totaled $1 million for the six months ended June 30, 2019.
•$61 million decrease in commodity management revenues primarily due to lower prices on crude sales and lower natural gas volumes, partially offset by higher crude sales volumes. Higher natural gas sales volumes in 2019 were a result of excess pipeline capacity in the Delaware Basin which we utilized to purchase natural gas at depressed Delaware Basin pricing and transport to sales points outside the Basin. Related commodity management costs and expenses decreased $24 million and are discussed below.

Cost and operating expense and operating income analysis

	Six months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2020	2019			2020	2019
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$488	$440	$(48)	(11)%	$13.29	$15.46
Lease and facility operating	195	180	(15)	(8)%	$5.30	$6.32
Gathering, processing and transportation	129	82	(47)	(57)%	$3.50	$2.88
Taxes other than income	67	82	15	18%	$1.83	$2.87
Exploration	86	48	(38)	(79)%
General and administrative:
General and administrative expenses	75	79	4	5%	$2.04	$2.77
Equity-based compensation	18	16	(2)	(13)%	$0.50	$0.56
Total general and administrative	93	95	2	2%	$2.54	$3.33
Commodity management	66	90	24	27%
Impairment of proved properties	967	—	(967)	NM
Acquisition costs	30	—	(30)	NM
Other—net	7	5	(2)	(40)%
Total costs and expenses	$2,128	$1,022	$(1,106)	(108)%
Operating income (loss)	$(697)	$32	$(729)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:
•$48 million increase in depreciation, depletion and amortization, primarily reflects approximately $71 million from the Felix properties acquired in March 2020, as well as higher production volumes. These increases were partially offset by a $2.17 per Boe decrease in rate compared to June 30, 2019. The decrease in rate was primarily the result of a decrease to the depletable base following the impairment of proved properties in the Williston Basin in the first quarter of 2020 (see Note 5 of Notes to Consolidated Financial Statements), partially offset by the impact of lower estimated proved reserves as compared to June 30, 2019 primarily due to a lower trailing 12-month average price.
•$15 million increase in lease and facility operating expenses of which approximately $35 million related to the acquired Felix properties. This increase was substantially offset by a $1.02 per Boe decrease in rate for the six months ended June 30, 2020 compared to the same time in 2019.
•$47 million increase in gathering, processing and transportation primarily related to approximately $25 million from Felix properties acquired March 6, 2020, growth in production volumes and a Delaware Basin related contract entered into in late 2019.
•$15 million decrease in taxes other than income relate to decreased product revenues, as previously discussed.
•$38 million increase in exploration expense primarily relates to an impairment of unproved leasehold in the Williston Basin in 2020 (see Note 5 of Notes to Consolidated Financial Statements).
•$24 million decrease in commodity management expenses is primarily due to depressed pricing resulting in lower crude cost of sales, lower natural gas purchase volumes and depressed Delaware Basin pricing on physical natural gas cost of sales. These decreases are partially offset by increased crude purchase volumes for 2020 and lower-of-cost or market adjustments on long-term line fill of approximately $8 million, recorded in first-quarter 2020.
•$967 million impairment on Williston proved properties recorded in 2020 (see Note 5 of Notes to Consolidated Financial Statements).
•$30 million of acquisition costs in 2020 for the Felix Acquisition (see Note 2 of Notes to Consolidated Financial Statements).
•Other expense in 2020 includes a $13 million lower-of-cost or market adjustment on materials and supplies inventory made in 2020 which was partially offset by a $5 million gain related to an exchange of leasehold in second-quarter 2020 (see Note 12 of Notes to Consolidated Financial Statements).

Results below operating income

	Six months ended June 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2020	2019
	(Millions)
Operating income (loss)	$(697)	$32	$(729)	NM
Interest expense	(97)	(81)	(16)	(20)%
Gains on equity method investment transactions	2	373	(371)	(99)%
Equity earnings	8	3	5	167%
Other income	3	—	3	NM
Income (loss) from continuing operations before income taxes	(781)	327	(1,108)	NM
Provision (benefit) for income taxes	(162)	70	(232)	NM
Income (loss) from continuing operations	(619)	257	(876)	NM
Loss from discontinued operations	(175)	—	(175)	NM
Net income (loss)	$(794)	$257	(1,051)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to higher level of debt outstanding in 2020 compared to 2019 as a result of the debt issued for the Felix Acquisition (see Note 7 of Notes to Consolidated Financial Statements).
Gains on equity method investment transactions related to the 2019 sale of our equity interest in the Whitewater natural gas pipeline and a 2019 distribution received related to our 25 percent equity interest in the Oryx pipeline. See Note 5 of Notes to Consolidated Financial Statements for details of this sale.
For the six months ended June 30, 2020, we had a benefit for income taxes compared to a provision for the same period of 2019 due to a loss from continuing operations for 2020 compared to income from continuing operations for 2019. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for 2020 and 2019.
Loss from discontinued operations in 2020 included a $184 million accrual for a performance guarantee related to gathering and processing contracts assumed by the buyer of the properties in the San Juan Gallup. See Note 3 of Notes to Consolidated Financial Statements for additional details.
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
We note the following assumptions for 2020:
•our estimated planned capital expenditures for full-year 2020, excluding acquisitions, could range from approximately $1.050 billion to $1.150 billion. However, we will be reactive to current market conditions and may further reduce our capital spending. As of June 30, 2020, we have incurred $467 million of drilling and completion capital expenditures including facilities; and
•we have hedged a significant portion of our anticipated 2020 oil and gas production as disclosed in Commodity Price Risk Management following this section.

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
•reduced access to our credit facility pursuant to our financial covenants or banking environment including the April and October borrowing base redeterminations; and
•higher than expected development costs, including the impact of inflation.
Credit Facility
Our Credit Facility, as amended, includes total commitments of $1.5 billion on a $2.1 billion Borrowing Base with a maturity date of April 17, 2023, subject to a springing maturity on October 15, 2021 if available liquidity minus outstanding 2022 notes is less than $500 million (see Note 7 of Notes to Consolidated Financial Statements). Based on our current credit ratings, a Collateral Trigger Period applies which makes the Credit Facility subject to certain financial covenants and a Borrowing Base. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility, see Note 8 of Notes to Consolidated Financial Statements on our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, WPX had no borrowings outstanding and $18 million of letters of credit issued under the Credit Facility and we were in compliance with our covenants under the credit agreement. Our unused borrowing availability was $1,482 million as of June 30, 2020. In April 2020, our annual redetermination confirmed our Borrowing Base of $2.1 billion and total commitments of $1.5 billion that will remain in effect until the next Redetermination Date, which is expected to be in October 2020. Several peers have had reductions in borrowing base and commitments during spring 2020 redeterminations. As of the date of this filing, we are in compliance with all terms, conditions and financial covenants of the Credit Facility, as amended.
Senior Notes
During second-quarter 2020, we completed a debt offering of $500 million of 5.875% Senior Notes due 2028 (“2028 Notes”). Subsequent to June 30, 2020, we closed on the purchase of approximately $369 million of a portion of our 2022 Notes, 2023 Notes and 2024 Notes with an estimated loss on extinguishment of debt of $24 million to be recorded in third-quarter 2020. We may use the remaining net proceeds from the 2028 Notes offering to opportunistically repurchase long-term debt through open-market purchases or privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity requirements, contractual restrictions and other factors. See Note 7 of Notes to Consolidated Financial Statements for further discussion of our senior notes.

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

Crude Oil	Jul - Dec 2020		2021
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	91,800	$53.06	59,878	$40.78
Fixed Price Swaptions—WTI	—	$—	20,000	$57.02
Fixed Price Swaptions—WTI	—	$—	5,041	$40.12
Fixed Price Calls—WTI	—	$—	5,000	$39.50
Fixed Price Costless Collars—WTI	20,000	$53.33 - $63.48	—	$—
Basis Swaps—Midland/Cushing	35,000	$0.63	15,000	$0.64
Basis Swaps—Nymex Calendar Monthly Avg Roll	51,685	$(0.50)	—	$—
Basis Swaps—Brent/WTI Spread	5,000	$8.36	1,000	$8.00
Basis Swaps—MEH/Midland	842	$(0.85)	—	$—

Natural Gas	Jul - Dec 2020		2021
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	—	$—	240	$2.62
Fixed Price Swaptions—Henry Hub	—	$—	50	$2.68
Basis Swaps—Waha	100	$(1.14)	80	$(0.65)

Sources (Uses) of Cash

	Six months ended June 30,
	2020	2019
	(Millions)
Net cash provided by (used in):
Operating activities	$532	$634
Investing activities	(1,523)	(195)
Financing activities	1,340	(330)
Net increase in cash and cash equivalents and restricted cash	$349	$109
Operating activities
Net cash provided by operating activities decreased for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to lower commodity prices, higher operating costs, and acquisition costs in 2020, partially offset by higher realizations on our derivatives and higher production volumes. Net cash provided by operating activities for the six months ended June 30, 2019 includes the receipt of approximately $38 million related to an alternative minimum tax credit refund.

Investing activities
The table below reflects capital expenditures, exclusive of partnerships, for the periods presented.

	Six months ended June 30,
	2020	2019
	(Millions)
Incurred capital expenditures:
Drilling, completions and facilities	$467	$587
Land acquisitions	2	103
Infrastructure	15	65
Other	17	11
Total incurred capital expenditures	501	766
Changes in related accounts payable and accounts receivable	97	8
Cash capital expenditures reported on the Consolidated Statements of Cash Flows	$598	$774
Net cash used in investing activities for the six months ended June 30, 2020 includes $915 million, net of cash acquired, paid for the successful completion of the Felix Acquisition. Net cash used in investing activities for the six months ended June 30, 2019 includes the proceeds from the sale of certain non-core properties and proceeds related to transactions involving our equity method investments including our 20 percent equity interest in Whitewater natural gas pipeline and our 25 percent equity interest in the Oryx pipeline (see Note 5 of Notes to Consolidated Financial Statements).
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2020 includes approximately $1,377 million of net proceeds from the debt issuances in the first and second quarters of 2020 (see Note 7 of Notes to Consolidated Financial Statements), $44 million of payments for repurchases of common stock under our share repurchase program (see Note 11 of Notes to Consolidated Financial Statements) and $24 million of contributions from noncontrolling interests in consolidated partnerships.
Net cash used in financing activities for the six months ended June 30, 2020 and 2019 also includes payment for shares withheld for taxes of $8 million and $15 million, respectively.
Contractual Obligations
As disclosed in our 2019 Annual Report on Form 10-K, our contractual obligations table excluded $875 million of additional commitments associated with projects for which the counterparty had not completed construction. Significant changes in this $875 million include the following:
•$200 million reduction related to natural gas transportation capacity associated with a project still under construction in the Delaware Basin.
•$287 million reduction after a counterparty cancelled plans to construct certain crude transportation assets.
•$102 million that is now a commitment as the counterparty completed construction on a project in the Delaware Basin with a total commitment of approximately $102 million over a 7-year term (see Note 9 of Notes to Consolidated Financial Statements).
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
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at June 30, 2020 or at December 31, 2019. Although not a financing arrangement, we have provided a guarantee for certain obligations transferred as part of a divestment (see Note 3 of Notes to Consolidated Financial Statements).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is primarily related to our debt portfolio and has not materially changed during the first six months of 2020.
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
An assumed increase in the forward prices used in the valuation of our crude oil and natural gas fixed price swap and option derivatives of $5.00 per Bbl and $0.25 per MMBtu would decrease our derivative valuation by approximately $255 million and $165 million at June 30, 2020 and December 31, 2019, respectively. Conversely, an assumed decrease in forward prices of $5.00 per Bbl and $0.25 per MMBtu would increase our derivative valuation by $246 million and $151 million at June 30, 2020 and December 31, 2019, respectively. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production economically hedged by the derivative instruments. Contracts designated as normal purchases or sales and nonderivative energy contracts have been excluded from this sensitivity analysis.
Our portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $238 million and net liability $24 million at June 30, 2020 and December 31, 2019, respectively.

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
Changes in Internal Control over Financial Reporting
Our assessment of our system of internal controls included the consideration that, for a portion of the period covered in this report, many of our control owners and control performers have been working remotely due to Federal and State social distancing guidelines. We concluded that, as of the end of the period covered in this report, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 of Notes to Consolidated Financial Statements included under Part I, Item 1. Financial Statements of this report, which information is incorporated by reference into this item.
Item 1A. Risk Factors
Public health events that are outside of our control, including pandemics, epidemics and infectious disease outbreaks, such as the recent global outbreak of COVID-19, have materially and adversely affected, and may further materially and adversely affect, our business.
We face risks related to public health events that are outside our control, including pandemics, epidemics, and infectious disease outbreaks. These events could significantly disrupt our operations and adversely affect our financial condition. For example, the recent global outbreak of COVID-19 has significantly reduced global and national economic activity and, as a result, demand for oil and natural gas. In addition, the impact of COVID-19 or other public health events may adversely affect our operations, the health of our workforce and the health of workforces of our customers and service providers by rendering employees or contractors unable to work or unable to access our and their facilities for an indefinite period of time. International, federal, state and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent COVID-19 continues or worsens, governments may impose or re-impose additional similar restrictions. In addition, the technology required for the corresponding transition to remote work increases our vulnerability to cybersecurity threats, including the potential for unauthorized persons to access sensitive information, render data or systems unusable or steal confidential or proprietary data, the impact of which may have material adverse effects on our business and operations. As the potential impact from COVID-19 is difficult to predict, the extent to which it may negatively affect our operating results or the duration of any potential business disruption is uncertain. Any potential impact will depend on future developments and new information that may emerge regarding the severity and duration of COVID-19 and the actions taken by authorities to contain it or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could materially and adversely affect our operating results.
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
In addition, Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, includes certain risk factors that could materially affect our business, financial condition or future results. Those risk factors have not materially changed as of June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.Recent Sales of Unregistered Securities - Not applicable
b.Use of Proceeds - Not applicable.
c.Purchases of Equity Securities by the user and Affiliated Purchasers. The table below provides information about purchases of shares of our common stock during the three months ended June 30, 2020.

Period	Total number of shares purchased as part of publicly announced plans or programs(a)	Average price paid per share	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)(a)
April 1, 2020 to April 30, 2020:
May 1, 2020 to May 31, 2020:
June 1, 2020 to June 30, 2020:
Share repurchase program(a)	—	$—	$298,435,060
Total for the quarter	—	$—	$298,435,060

__________
(a) On August 5, 2019, we announced that our Board of Directors authorized a plan to repurchase up to $400 million of our outstanding shares over a 24 month period. As of June 30, 2020 we have repurchased a total of 16.1 million shares at a cost of $102 million. This stock repurchase program may be modified, suspended or terminated at any time by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

EXHIBITS

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of July 13, 2015, by and among RKI Exploration & Production, LLC, WPX Energy, Inc. and Thunder Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

2.2**	Membership Interest Purchase Agreement by and Among WPX Energy Holdings, LLC, as Seller, WPX Energy, Inc., solely for purposes of Section 14.15, and Terra Energy Partners LLC, as Purchaser, dated February 8, 2016 (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2016)

2.3**	Purchase and Sale Agreement, dated as of January 12, 2017, by and among RKI Exploration & Production, LLC, Panther Energy Company II, LLC and CP2 Operating, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017)

2.4	Purchase and Sale Agreement, dated as of December 15, 2019, by and among Felix Investment Holdings II, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2019)

3.1	Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

3.3	Amended and Restated Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2014)

4.1	Indenture, dated as of November 14, 2011, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

4.2	Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.3	First Supplemental Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.4	Second Supplemental Indenture, dated as of July 22, 2015, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

4.5	Third Supplemental Indenture, dated as of May 23, 2018, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2018)

4.6	Fourth Supplemental Indenture, dated as of September 24, 2019, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on September 24, 2019)

4.7	Fifth Supplemental Indenture, dated as of January 7, 2020, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8	Sixth Supplemental Indenture, dated as of June 17, 2020, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on January 10, 2020)

10.1	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.2	Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

Exhibit No.	Description
10.3	Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

10.4	WPX Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 29, 2013) (1)

10.5	WPX Energy, Inc. Amended 2011 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018) (1)

10.6	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.7	Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.8	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.9	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.10	Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (1)

10.11	WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.12	WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.13	Employment Agreement, dated April 29, 2014, between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.14	Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.15	Form of 2014 Time-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.16	Form of 2014 Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.17	Form of Time-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.5 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.18	Form of Performance-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.6 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.19	Form of Restricted Stock Unit Award between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

Exhibit No.	Description
10.20	Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.21	First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing Administrative Agent and existing Swingline Lender, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.22	Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.23	Second Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among WPX Energy, Inc., as the borrower thereunder, the financial institutions party thereto from time to time, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2016)

10.24	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.25	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2016) (1)

10.26	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.27	Amended and Restated WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.28	Purchase and Sale Agreement by and Among WPX Energy Production, LLC and Enduring Resources IV, LLC dated January 30, 2018 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2018)

10.29	WPX Energy, Inc. 2013 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.30	Form of Amended and Restated Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.31	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.32	Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018)

10.33	Second Amendment to the Second Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement dated April 17, 2018, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 20, 2018)

10.34	Form of Amendment to Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.40 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)(1)

10.35	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (Incorporated by reference to Exhibit 10.35 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018)

Exhibit No.	Description
10.36	Third Amendment to the Second Amended and Restated Credit Agreement dated April 22, 2019, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 23, 2019)

10.37	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.37 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.38	Form of Restricted Stock Unit Award Agreement between WPX Energy, Inc. and Non-Employee Directors(incorporated herein by reference to Exhibit 10.38 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.39	Form of amended Exhibit B to Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.39 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 201)(1)

10.40	Stockholders Agreement, by and among WPX Energy, Inc., Felix Investment Holdings II, LLC, EnCap Energy Capital Fund X, L.P. and certain members of Felix Energy Holdings II, LLC’s management team, dated as of March 6, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2020).

10.41	Registration Rights Agreement, by and between WPX Energy, Inc. and Felix Investment Holdings II, LLC, dated as of March 6, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2020).

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	All schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request
(1)	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX Energy, Inc. (Registrant)

By:	/s/ Stephen L. Faulkner
Stephen L. Faulkner Controller (Principal Accounting Officer)
Date: July 30, 2020