Form 10-Q
period 2020-09-30
WPX ENERGY, INC.
filed 2020-11-03
CIK 1518832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☑
The number of shares outstanding of the registrant’s common stock at November 2, 2020 were 561,040,585.

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
•distractions due to the proposed merger with Devon;
•unexpected consequences of a failed merger with Devon;
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

WPX Energy, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
	(Millions)
Assets
Current assets:
Cash and cash equivalents	$195	$60
Accounts receivable, net of allowance	446	450
Derivative assets	188	57
Inventories	23	41
Other	39	39
Total current assets	891	647
Investments	38	48
Properties and equipment (successful efforts method of accounting)	10,533	11,244
Less—accumulated depreciation, depletion and amortization	(2,095)	(3,654)
Properties and equipment, net	8,438	7,590
Derivative assets	16	10
Other noncurrent assets	118	118
Total assets	$9,501	$8,413

Liabilities and Equity
Current liabilities:
Accounts payable	$529	$556
Accrued and other current liabilities	234	251
Derivative liabilities	124	91
Total current liabilities	887	898
Deferred income taxes	109	290
Long-term debt, net	3,213	2,202
Derivative liabilities	75	—
Other noncurrent liabilities	669	508
Contingent liabilities and commitments (Note 9)
Preferred units of consolidated partnership	12	—
Stockholders’ equity:
Preferred stock (100 million shares authorized at $0.01 par value; no shares outstanding)	—	—
Common stock (2 billion shares authorized at $0.01 par value; 561.0 million and 416.8 million shares issued and outstanding at September 30, 2020 and December 31, 2019)	6	4
Additional paid-in-capital	8,663	7,692
Accumulated deficit	(4,133)	(3,181)
Total stockholders’ equity	4,536	4,515
Total liabilities and equity	$9,501	$8,413
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:	(Millions, except per-share amounts)
Product revenues:
Oil sales	$436	$539	$1,142	$1,499
Natural gas sales	14	16	38	57
Natural gas liquid sales	41	26	87	90
Total product revenues	491	581	1,267	1,646
Net gain (loss) on derivatives	(110)	175	484	46
Commodity management	88	38	144	155
Other	4	1	9	2
Total revenues	473	795	1,904	1,849
Costs and expenses:
Depreciation, depletion and amortization	238	241	726	681
Lease and facility operating	92	96	287	276
Gathering, processing and transportation	65	49	194	131
Taxes other than income	30	46	97	128
Exploration (Note 5)	15	22	101	70
General and administrative (including equity-based compensation of $10 million, $9 million, $28 million and $25 million for the respective periods)	51	51	144	146
Commodity management	95	36	161	126
Impairment of proved properties (Note 5)	—	—	967	—
Acquisition costs (Note 2)	—	—	30	—
Other—net	1	12	8	17
Total costs and expenses	587	553	2,715	1,575
Operating income (loss)	(114)	242	(811)	274
Interest expense	(48)	(38)	(145)	(119)
Loss on extinguishment of debt	(24)	(47)	(23)	(47)
Gains on equity method investment transactions	—	—	2	373
Equity earnings	6	3	14	6
Other income	—	1	2	1
Income (loss) from continuing operations before income taxes	(180)	161	(961)	488
Provision (benefit) for income taxes	(32)	39	(194)	109
Income (loss) from continuing operations	(148)	122	(767)	379
Loss from discontinued operations (Note 3)	(7)	(1)	(182)	(1)
Net income (loss)	(155)	121	(949)	378
Less: Net income attributable to noncontrolling interest	—	—	3	—
Net income (loss) attributable to WPX Energy, Inc.	$(155)	$121	$(952)	$378
Amounts attributable to WPX Energy, Inc. common stockholders:
Income (loss) from continuing operations	$(148)	$122	$(770)	$379
Loss from discontinued operations	(7)	(1)	(182)	(1)
Net income (loss)	$(155)	$121	$(952)	$378
Basic earnings (loss) per common share(Note 4):
Income (loss) from continuing operations	$(0.26)	$0.29	$(1.46)	$0.90
Loss from discontinued operations	(0.02)	—	(0.35)	—
Net income (loss)	$(0.28)	$0.29	$(1.81)	$0.90
Basic weighted-average shares	561.0	420.8	526.4	421.4
Diluted earnings (loss) per common share(Note 4):
Income (loss) from continuing operations	$(0.26)	$0.29	$(1.46)	$0.89
Loss from discontinued operations	(0.02)	—	(0.35)	—
Net income (loss)	$(0.28)	$0.29	$(1.81)	$0.89
Diluted weighted-average shares	561.0	421.8	526.4	423.0
See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Changes in Equity
(Unaudited)

	Three months ended September 30,
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
2020:	(Millions)
Balance at June 30, 2020	$—	$6	$8,653	$(3,978)	$4,681
Net loss				(155)	(155)
Stock-based compensation, net of tax impact			10		10
Balance at September 30, 2020	$—	$6	$8,663	$(4,133)	$4,536
2019:
Balance at June 30, 2019	$—	$4	$7,737	$(3,180)	$4,561
Net income				121	121
Stock-based compensation, net of tax impact			9		9
Transaction costs			(5)		(5)
Repurchases of common stock			(43)		(43)
Balance at September 30, 2019	$—	$4	$7,698	$(3,059)	$4,643

	Nine months ended September 30,
	Preferred Stock	Common Stock	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity
2020:	(Millions)
Balance at December 31, 2019	$—	$4	$7,692	$(3,181)	$4,515
Net loss				(952)	(952)
Stock-based compensation, net of tax impact			23		23
Issuance of common stock related to an acquisition		2	992		994
Repurchases of common stock			(44)		(44)
Balance at September 30, 2020	$—	$6	$8,663	$(4,133)	$4,536
2019:
Balance at December 31, 2018	$—	$4	$7,734	$(3,437)	$4,301
Net income				378	378
Stock-based compensation, net of tax impact			12		12
Transaction costs			(5)		(5)
Repurchases of common stock			(43)		(43)
Balance at September 30, 2019	$—	$4	$7,698	$(3,059)	$4,643

See accompanying notes.

WPX Energy, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating Activities(a)	(Millions)
Net income (loss)	$(949)	$378
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	726	681
Deferred income tax provision (benefit)	(181)	106
Provision for impairment of properties and equipment (including certain exploration expenses)	1,065	62
Gains related to equity method investment transactions	(2)	(373)
Net gain on derivatives	(484)	(46)
Net settlements related to derivatives	578	3
Amortization of stock-based awards	28	26
Loss on extinguishment of debt	23	47
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	106	(193)
Inventories	21	1
Other current assets	6	(2)
Accounts payable	(101)	225
Federal income taxes receivable	(19)	38
Accrued and other current liabilities	(80)	(40)
Liabilities related to discontinued operations	143	(22)
Other, including changes in other noncurrent assets and liabilities	42	15
Net cash provided by operating activities(a)	922	906
Investing Activities(a)
Capital expenditures(b)	(811)	(1,090)
Capital expenditures related to consolidated partnerships(c)	(23)	—
Proceeds from sales of assets and equity method investment transactions	4	589
Purchase of a business, net of cash acquired	(915)	—
Contributions to equity method investments	—	(18)
Distributions from equity method investments in excess of cumulative earnings	10	11
Other	—	1
Net cash used in investing activities(a)	(1,735)	(507)
Financing Activities
Proceeds from common stock	1	1
Payments for repurchases of common stock	(44)	(43)
Borrowings on credit facility	942	1,281
Payments on credit facility	(942)	(1,611)
Proceeds from long-term debt, net of discount	1,383	593
Payments for retirement of long-term debt, including premium	(392)	(594)
Taxes paid for shares withheld	(8)	(16)
Payments for debt issuance costs	(6)	(2)
Contributions from noncontrolling interests in consolidated partnerships	26	—
Distributions to noncontrolling interests in consolidated partnerships	(2)	—
Other	(7)	6
Net cash provided by (used in) financing activities	951	(385)
Net increase in cash and cash equivalents and restricted cash	138	14
Cash and cash equivalents and restricted cash at beginning of period	80	18
Cash and cash equivalents and restricted cash at end of period	$218	$32
__________
(a) Amounts reflect continuing and discontinued operations unless otherwise noted.
(b)   Incurred capital expenditures were $757 million and $1,030 million for the respective periods. The difference between incurred and cash capital expenditures is due to changes in related accounts payable and accounts receivable.
(c) Incurred capital expenditures were $24 million for 2020. The difference between incurred and cash capital expenditures is due to changes in related accounts payable and accounts receivable.
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
Merger Announcement
On September 28, WPX and Devon Energy (“Devon”) announced the signing of an agreement (the “Merger Agreement”) to combine in an all-stock merger of equals transaction. Under the terms of the agreement (the “Merger”), WPX shareholders will receive a fixed exchange ratio of 0.5165 shares of Devon common stock for each share of WPX common stock owned (the “Exchange Ratio”). Upon completion of the transaction, Devon shareholders will own approximately 57 percent of the combined company and WPX shareholders will own approximately 43 percent of the combined company on a fully diluted basis.
The transaction, which is expected to close in the first quarter of 2021, has been unanimously approved by the boards of directors of both companies. Funds managed by EnCap Investments L.P. own approximately 27 percent of the outstanding shares of WPX and they have entered into a support agreement to vote in favor of the transaction. The closing of the transaction is subject to customary closing conditions, including approvals by Devon and WPX shareholders. The Merger Agreement includes certain restrictions on WPX until close, such as limitations on dividends, stock repurchases and debt repurchases. If the Merger does not occur, and under certain circumstances, WPX or Devon may be required to pay the other party a termination fee of $75 million. Until the approval by shareholders and subsequent closing, we must continue to operate WPX as a stand-alone company.
Basis of Presentation
The accompanying interim consolidated financial statements do not include all the notes included in our annual financial statements and, therefore, should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 in the Company's Annual Report on Form 10-K. The accompanying interim consolidated financial statements include all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position at September 30, 2020, results of operations for the three and nine months ended September 30, 2020 and 2019, changes in equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The Company has no element of comprehensive income (loss) other than net income (loss).
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
Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application. The amendments in this ASU are effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. The Company is evaluating the impact of the adoption of ASU 2019-12 on its financial statements, but does not expect such adoption to have a material impact.
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
The following table presents the unaudited pro forma financial results for the three months ended September 30, 2019 and nine months ended September 30, 2020 and 2019 as if the Felix Acquisition and related financings had been completed January 1, 2019. In addition, the nine months ended September 30, 2020 have been adjusted to exclude $30 million of acquisition-related costs. The unaudited pro forma financial information does not purport to be indicative of results of operations that would have occurred had the Felix Acquisition occurred on the date assumed or for the periods presented, nor is such information indicative of the Company's expected future results of operations.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)

	Three months ended September 30,	Nine months ended September 30,
	2019	2020	2019
	(Millions)
Revenues	$997	$2,070	$2,353
Net income (loss) from continuing operations attributable to WPX Energy, Inc.	$149	$(697)	$474

The Felix Acquisition qualified as a business combination, and as a result, we must estimate the fair value of the underlying shares distributed as consideration, the assets acquired and the liabilities assumed as of the Acquisition Date. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements also utilize assumptions of market participants. We used a combination of market data and discounted cash flow models in determining the fair value of the oil and gas properties. The discounted cash flow models include estimates and assumptions representative of the economic conditions that existed at the Acquisition Date, such as future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs.
The initial accounting for the Felix Acquisition is preliminary and adjustments to provisional amounts for properties and equipment, certain accrued receivables and liabilities and related deferred taxes, if any, or recognition of additional assets acquired or liabilities assumed may occur as additional information is obtained about facts and circumstances that existed at the Acquisition Date. Such adjustments could result in the recognition of goodwill which would be subject to impairment review. To calculate the fair value of the WPX common stock consideration, we used the closing price of $6.50 per share on March 6, 2020. The following table summarizes the consideration paid for the Felix Acquisition and the preliminary estimates of fair value of the assets acquired and liabilities assumed as of the Acquisition Date. We used several different pricing scenarios for future commodity prices and a range of risk-adjusted discount rates from 10 percent to 25 percent, which are subject to change. These amounts will be finalized as soon as possible, but no later than March 6, 2021.

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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 3. Discontinued Operations
In first-quarter 2018, we sold our properties in the San Juan Gallup oil play. The purchaser assumed approximately $309 million of gathering and processing commitments that conclude in 2026; however, WPX left in place a performance guarantee with the gatherer with respect to these commitments. At the time of sale, we believed that any future performance under this guarantee obligation was unlikely. In first-quarter 2020, we were notified that the purchaser would not remit full payment of the deficiency due to the gatherer for the recently ended contract year. As a result, we recorded a $22 million accrual in first-quarter 2020 for the probable net amount of our portion of the deficiency payment. This payment was made in April 2020. The remaining commitment for future contract years through 2026 is approximately $231 million. In first-quarter 2020, we accrued an additional $162 million, related to our estimated potential exposure based on a probability-based cash flow for the remainder of the contract term. Of the $162 million, $126 million is included in other noncurrent liabilities and $36 million is included in accrued and other current liabilities on the Consolidated Balance Sheets as of September 30, 2020.
Our discontinued operations also include accretion on certain transportation and gathering obligations retained and recognized in prior years associated with our exit from the Powder River Basin. Cash outflows related to previous accruals for the Powder River Basin gathering and transportation contracts retained by WPX were $19 million and $22 million for the nine months ended September 30, 2020 and 2019, respectively.
See Note 9 for further discussion of indemnifications related to previously sold operations.
Note 4. Earnings (Loss) Per Common Share from Continuing Operations
The following table summarizes the calculation of earnings per share.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Millions, except per-share amounts)
Income (loss) from continuing operations attributable to WPX Energy, Inc. common stockholders for basic and diluted earnings (loss) per common share	$(148)	$122	$(770)	$379

Basic weighted-average shares	561.0	420.8	526.4	421.4
Effect of dilutive securities(a)	—	1.0	—	1.6
Diluted weighted-average shares	561.0	421.8	526.4	423.0
Income (loss) per common share from continuing operations:
Basic	$(0.26)	$0.29	$(1.46)	$0.90
Diluted	$(0.26)	$0.29	$(1.46)	$0.89
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Millions)
Weighted-average nonvested restricted stock units and awards	1.0	—	1.1	—
Nonvested restricted stock units and awards antidilutive under the treasury stock method	5.8	4.5	5.8	4.5

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Exploration Expenses
The following table presents a summary of exploration expenses.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Millions)
Unproved leasehold property impairment and amortization	$15	$20	$98	$64
Geologic and geophysical costs	—	2	3	6
Total exploration expenses	$15	$22	$101	$70
Included in unproved leasehold property impairment and amortization for the nine months ended September 30, 2020, is an impairment of $49 million for unproved leasehold costs in in the Williston Basin associated with the impairment of the proved properties noted above.
Other
Commodity management expense for the nine months ended September 30, 2020 includes a lower-of-cost or market adjustment related to long-term line fill, included in other noncurrent assets on the Consolidated Balance Sheet, of approximately $8 million.
In third-quarter 2019, we recorded an $11 million charge included in Other-net on the Consolidated Statements of Operations associated with an offer made by us to settle certain contractual disputes in the Williston Basin. The offer is still pending.
Note 6. Inventories
The following table presents a summary of our inventories as of the dates indicated.

	September 30, 2020	December 31, 2019
	(Millions)
Material, supplies and other	$18	$36
Commodity production in transit or storage	5	5
Total inventories	$23	$41
During the first quarter of 2020, we recorded a lower-of-cost or market adjustment to material and supplies inventory of approximately $13 million which is reported in Other—net on the Consolidated Statement of Operations.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 7. Debt and Banking Arrangements
The following table presents a summary of our debt as of the dates indicated.

	September 30, 2020	December 31, 2019
	(Millions)
Credit facility agreement	$—	$—
6.000% Senior Notes due 2022	43	73
8.250% Senior Notes due 2023	242	406
5.250% Senior Notes due 2024	472	650
5.750% Senior Notes due 2026	500	500
5.250% Senior Notes due 2027	600	600
5.875% Senior Notes due 2028	500	—
4.500% Senior Notes due 2030	900	—
Total long-term debt	$3,257	$2,229
Less: Debt issuance costs on long-term debt(a)	44	27
Total long-term debt, net of debt issuance costs	$3,213	$2,202
__________
(a)Debt issuance costs related to our Credit Facility are recorded in other noncurrent assets on the Consolidated Balance Sheets.
Credit Facility
As of September 30, 2020, we had no borrowings outstanding and $13 million of letters of credit issued under the Credit Facility and we were in compliance with our financial covenants with full access to the Credit Facility.
In October 2020, our semi-annual redetermination confirmed our Borrowing Base of $2.1 billion and total commitments of $1.5 billion that will remain in effect until the next Redetermination Date, which is expected to be in April 2021.
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
In conjunction with the offering of the 2028 Notes, we launched a tender offer for a portion of our 2022 Notes, 2023 Notes and 2024 Notes. On July 2, 2020, we closed on the purchase of $369 million aggregate principal amount for our 2022 Notes, 2023 Notes and 2024 Notes through cash tender offers. We recorded a $24 million loss on extinguishment of debt in third-quarter 2020.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
See our Annual Report on Form 10-K for the year ended December 31, 2019 for additional discussion related to our other senior notes including any change in control provisions.
Note 8. Provision (Benefit) for Income Taxes
The following table presents the provision (benefit) for income taxes from continuing operations.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Millions)
Current:
Federal	$1	$—	$(19)	$—
State	—	1	—	2
	1	1	(19)	2
Deferred:
Federal	(29)	33	(149)	96
State	(4)	5	(26)	11
	(33)	38	(175)	107
Total provision (benefit)	$(32)	$39	$(194)	$109

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act, H.R. 748 (“CARES Act”). The CARES Act includes modifications to the Internal Revenue Code (“IRC”) intended to provide economic relief to those impacted by the COVID-19 pandemic such as allowing taxpayers to accelerate the remaining balance of alternative minimum tax (“AMT”) credit carryforwards. The income tax effects of changes in tax laws are recognized in the period enacted. As a result, the Company has a current receivable of $38 million as of September 30, 2020 for all our remaining AMT credit refunds. However, our AMT credits are subject to change based on the results of the 2011 Williams audit as discussed below and may impact our refunds already received.
The effective income tax rate for the three months ended September 30, 2020, differs from the federal statutory rate of 21 percent due to the effect of equity-based compensation and valuation allowances placed on estimated federal and state net operating loss (“NOL”) carryovers, partially offset by state income taxes.
The effective income tax rate for the three months ended September 30, 2019, differs from the federal statutory rate of 21 percent due to the effect of state income taxes.
The effective income tax rate for the nine months ended September 30, 2020, differs from the federal statutory rate of 21 percent due to the effect of equity-based compensation and valuation allowances placed on estimated federal and state NOL carryovers, partially offset by state income taxes.
The effective income tax rate for the nine months ended September 30, 2019, differs from the federal statutory rate of 21 percent due to the effect of state income taxes and equity-based compensation, partially offset by the reversal of the valuation allowance on capital loss carryovers resulting from the capital gains from the 2019 transactions involving equity interests in partnerships.
We have recorded valuation allowances against deferred tax assets attributable to federal and state NOL carryovers. When assessing the need for a valuation allowance, we primarily consider future reversals of existing taxable temporary differences.

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
To a lesser extent we may also consider future taxable income exclusive of reversing temporary differences and carryovers, and tax-planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize expiring carryovers. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by future operational performance, potential changes in jurisdictional income tax laws and other circumstances surrounding the actual realization of related tax assets. Valuation allowances that we have recorded are due to our expectation that we will not have sufficient income (based on reversals of temporary differences), or income of a sufficient character, in those jurisdictions to which the associated deferred tax asset applies. Additional valuation allowances against our NOL carryovers may be required in future periods if additional losses are incurred or other circumstances change.
The ability of WPX to utilize NOL carryovers to reduce future federal taxable income could be subject to limitations under the IRC. The utilization of such carryovers may be limited upon the occurrence of certain ownership changes during any three-year period resulting in an aggregate change of more than 50 percent in beneficial ownership (an “Ownership Change”). As of September 30, 2020, we do not believe that an Ownership Change has occurred for WPX, but an Ownership Change did occur for the company we acquired in 2015 (“RKI”). Therefore, there is an annual limitation on the benefit that WPX can claim from RKI carryovers that arose prior to the acquisition. Upon closing of the proposed merger with Devon and the resulting Ownership Change of WPX, the usage of WPX NOL carryovers would also be limited.
Pursuant to our tax sharing agreement with The Williams Companies, Inc. (“Williams”), we remain responsible for the tax from audit adjustments related to our business for periods prior to our spin-off from Williams on December 31, 2011. The 2011 consolidated tax filing by Williams is currently being audited by the IRS and is the only pre-spin-off period for which we continue to have exposure to audit adjustments as part of Williams. The IRS has proposed an adjustment related to our business for which a payment to Williams could be required. We have evaluated the issue and are in the process of protesting the adjustment within the normal appeals process of the IRS. In addition, the AMT credit carryforward deferred tax asset that was allocated to us by Williams at the time of the spin-off could change due to audit adjustments unrelated to our business. Any such adjustments to this allocated deferred tax asset will not be known until the IRS examination is completed but is not expected to result in a cash settlement with Williams. However, if the Company has to amend filed returns whereby refunds of AMT credit carryforwards have been received, the Company may have to remit cash to the IRS. Through September 30, 2020, we have received $50 million related to these AMT credit carryforwards.
As of September 30, 2020, the Company has approximately $9 million of unrecognized tax benefits which is offset by an increase in deferred tax assets of approximately $5 million. Currently, we do not expect ultimate resolution of our uncertain tax position during the next 12 months.
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
Environmental matters
Our operations are subject to numerous federal, state, local, Native American tribal and foreign laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties. Although we believe that we are in substantial compliance with applicable environmental laws and regulations and that continued

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
compliance with existing requirements will not have a material adverse impact on us, there can be no assurance that this will continue in the future. The EPA, other federal agencies, and various state and local regulatory agencies and jurisdictions routinely promulgate and propose new rules, and issue updated guidance to existing rules. These new rules and rulemakings include, but are not limited to, new air quality standards for ground level ozone, methane, green completions, and hydraulic fracturing and water standards. We are unable to estimate the costs of asset additions or modifications necessary to comply with any new regulations due to uncertainty created by the various legal challenges to these regulations and the need for further specific regulatory guidance.
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
Summary
As of September 30, 2020 and December 31, 2019, the Company had accrued approximately $7 million and $10 million, respectively, for loss contingencies associated with royalty litigation and other contingencies, excluding the performance guarantee. In certain circumstances, we may be eligible for insurance recoveries, or reimbursement from others. Any such recoveries or reimbursements will be recognized only when realizable.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Note 10. Leases
Our contracts that are leases or contain leases primarily relate to drilling rigs, compression units and office space. Leases are recorded on the balance sheet when the lease term exceeds one year and we direct the use of an identified asset while receiving substantially all of the economic benefit of the asset. Right-of-use assets are included in other noncurrent assets on the Consolidated Balance Sheet. Lease liabilities are included in accrued and other current liabilities and other noncurrent liabilities on the Consolidated Balance Sheet. During the first three quarters of 2020, we added right of use assets of approximately $53 million in exchange for new operating lease liabilities primarily related to a new rig agreement added in first-quarter 2020 and two rig agreements that were modified in third-quarter 2020 which extended their terms to December 31, 2021.
Note 11. Stockholders' Equity
Share Repurchase Program
On August 5, 2019, we announced that our Board of Directors authorized a plan to repurchase up to $400 million of our outstanding shares over a 24-month period. Under the share repurchase program, we may repurchase shares at management’s discretion in accordance with applicable securities laws, including through open-market transactions, privately negotiated transactions or any combination thereof. The amount and timing of repurchases are subject to a number of factors, including stock price, trading volume, general market conditions, legal requirements, general business conditions and corporate considerations determined by WPX’s management, such as liquidity and capital needs. This share repurchase program may be modified, suspended or terminated at any time by our Board of Directors. Under the terms of the Merger Agreement, our ability to repurchase additional shares under this program is limited. As of September 30, 2020, we have repurchased approximately 16.1 million shares under the program at an average price of $6.30 per share including 10.4 million shares during first-quarter 2020 at an average price of $4.18 per share.
Felix Acquisition
Part of the consideration for our acquisition of Felix that closed on March 6, 2020, included approximately 153 million shares of our common stock. In addition, we added two new board members to our Board of Directors. See Note 2 for additional discussion of the Felix Acquisition.
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

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(Millions)				(Millions)
Energy derivative assets	$—	$204	$—	$204	$—	$67	$—	$67
Energy derivative liabilities	$—	$199	$—	$199	$—	$91	$—	$91
Total debt(a)	$—	$3,345	$—	$3,345	$—	$2,400	$—	$2,400
__________
(a)The carrying value of total debt, excluding debt issuance costs, was $3,257 million and $2,229 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of our debt, which also excludes debt issuance costs, is determined on market rates and the prices of similar securities with similar terms and credit ratings.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
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
Certain instruments trade with lower availability of pricing information. These instruments are valued with a present value technique using inputs that may not be readily observable or corroborated by other market data. These instruments are classified within Level 3 when these inputs have a significant impact on the measurement of fair value. We had less than $1 million of instruments included in Level 3 as of September 30, 2020 and December 31, 2019.
Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter. No significant transfers occurred during the periods ended September 30, 2020 and 2019.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
In conjunction with exchanges of leasehold, which may include both proved and unproved leasehold, we estimate the fair value of the leasehold through discounted cash flow models and consideration of market data. Our estimates and assumptions include future commodity prices, projection of estimated quantities of oil and natural gas reserves, expectations for future development and operating costs and risk adjusted discount rates, all of which are Level 3 inputs. For the nine months ended September 30, 2020, we have recognized gains of approximately $5 million which are included in other (income) expense—net on the Consolidated Statement of Operations.
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
Derivatives related to production
The following table sets forth the derivative notional volumes of the net long (short) positions that are economic hedges of production volumes, which are included in our commodity derivatives portfolio as of September 30, 2020.

Commodity	Period	Contract Type (a)	Location	Notional Volume (b)	Weighted Average Price (c)

Crude Oil
Crude Oil	Oct - Dec 2020	Fixed Price Swaps	WTI	(91,800)	$53.06
Crude Oil	Oct - Dec 2020	Basis Swaps	Midland/Cushing	(35,000)	$0.63
Crude Oil	Oct - Dec 2020	Basis Swaps	Nymex CMA Roll	(50,000)	$(0.43)
Crude Oil	Oct - Dec 2020	Basis Swaps	Brent/WTI Spread	(5,000)	$8.36
Crude Oil	Oct - Dec 2020	Fixed Price Collars	WTI	(20,000)	$53.33 - $63.48
Crude Oil	2021	Fixed Price Swap	WTI	(64,878)	$41.35
Crude Oil	2021	Fixed Price Swaptions	WTI	(5,041)	$40.12
Crude Oil	2021	Fixed Price Swaptions	WTI	(20,000)	$57.02
Crude Oil	2021	Fixed Price Calls	WTI	(5,000)	$39.50
Crude Oil	2021	Basis Swaps	Brent/WTI Spread	(1,000)	$8.00
Crude Oil	2021	Basis Swaps	Midland/Cushing	(15,000)	$0.64
Crude Oil	2022	Fixed Price Swaps	WTI	(25,000)	$43.79
Crude Oil	2022	Fixed Price Swaptions	WTI	(10,493)	$46.36
Crude Oil	2022	Basis Swaps	Brent/WTI Spread	(1,000)	$7.75
Natural Gas
Natural Gas	Oct - Dec 2020	Basis Swaps	Waha	(100)	$(1.14)
Natural Gas	2021	Fixed Price Swaps	Henry Hub	(240)	$2.62
Natural Gas	2021	Fixed Price Calls	Henry Hub	(50)	$2.68
Natural Gas	2021	Basis Swaps	Waha	(80)	$(0.65)
Natural Gas	2022	Fixed Price Swaptions	Henry Hub	(100)	$2.70
Natural Gas	2022	Basis Swaps	Waha	(70)	$(0.57)
Natural Gas	2023	Basis Swaps	Waha	(70)	$(0.51)
Natural Gas	2024	Basis Swaps	Waha	(40)	$(0.51)
Physical Derivatives
Natural Gas	Oct - Dec 2020	Index	HSC	(8)	N/A
Natural Gas	2021	Index	HSC	(4)	N/A
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

WPX Energy, Inc.
Notes to Consolidated Financial Statements — (Continued)
We enter into commodity derivative contracts that serve as economic hedges but are not designated as cash flow hedges for accounting purposes as we do not utilize this method of accounting for derivative instruments. Net gain (loss) on derivatives on the Consolidated Statements of Operations includes net settlements received of $124 million and $578 million for the three and nine months ended September 30, 2020, respectively, and net settlements received of $4 million and $3 million for the three and nine months ended September 30, 2019, respectively.
The cash flow impact of our derivative activities is presented as separate line items within the operating activities on the Consolidated Statements of Cash Flows.
Offsetting of derivative assets and liabilities
The following table presents our gross and net derivative assets and liabilities.

	Gross Amount Presented on Balance Sheet	Netting Adjustments (a)	Net Amount
September 30, 2020	(Millions)
Derivative assets with right of offset or master netting agreements	$204	$(121)	$83
Derivative liabilities with right of offset or master netting agreements	$(199)	$121	$(78)

December 31, 2019
Derivative assets with right of offset or master netting agreements	$67	$(45)	$22
Derivative liabilities with right of offset or master netting agreements	$(91)	$45	$(46)
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
As of September 30, 2020, we had no collateral posted to derivative counterparties to support the aggregate fair value of our net $78 million derivative liability position (reflecting master netting arrangements in place with certain counterparties), which includes a reduction of less than $3 million to our liability balance for our own nonperformance risk. Assuming our credit thresholds were eliminated and a call for adequate assurance under the credit risk provisions in our derivative contracts was triggered, the additional collateral that we would have been required to post at September 30, 2020 was $78 million.
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
Our gross and net credit exposure from our derivative contracts were $204 million and $83 million, respectively, as of September 30, 2020. All of our credit exposure is with investment grade financial institutions. We determine investment grade primarily using publicly available credit ratings. We include counterparties with a minimum S&P’s rating of BBB- or Moody’s Investors Service rating of Baa3 to be investment grade.
Our five largest net counterparty positions represent approximately 83 percent of our net credit exposure. Under our marginless hedging agreements with key banks, neither party is required to provide collateral support related to hedging activities.
Other
Collateral support for our commodity agreements could include margin deposits, letters of credit, surety bonds and guarantees of payment by credit worthy parties.
One of our senior officers is on the board of directors of NGL Energy Partners, LP (“NGL Energy”). In the normal course of business, we sell crude oil to NGL Energy. For the first nine months of 2020, sales to NGL Energy were approximately 13 percent of our total consolidated revenues adjusted for gain (loss) on derivatives. In addition, a subsidiary of NGL Energy provides water disposal services for WPX that represent approximately one percent of operating expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and Proposed Merger
On September 28, WPX and Devon Energy (“Devon”) announced the signing of an agreement (the “Merger Agreement”) to combine in an all-stock merger of equals transaction. Under the terms of the agreement (the “Merger”), WPX shareholders will receive a fixed exchange ratio of 0.5165 shares of Devon common stock for each share of WPX common stock owned. Upon completion of the transaction, Devon shareholders will own approximately 57 percent of the combined company and WPX shareholders will own approximately 43 percent of the combined company on a fully diluted basis.
The transaction, which is expected to close in the first quarter of 2021, has been unanimously approved by the boards of directors of both companies. Funds managed by EnCap Investments L.P. own approximately 27 percent of the outstanding shares of WPX and they have entered into a support agreement to vote in favor of the transaction. The closing of the transaction is subject to customary closing conditions, including approvals by Devon and WPX shareholders. The Merger Agreement includes certain restrictions on WPX until close, such as limitations on dividends, stock repurchases and debt repurchases. If the Merger does not occur, and under certain circumstances, WPX or Devon may be required to pay the other party a termination fee of $75 million. Until the approval by shareholders and subsequent closing, we must continue to operate WPX as a stand-alone company.
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

Production	Product Revenue

The following table presents our production volumes and financial highlights for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
Production Sales Volume Data:		Per day		Per day		Per day		Per day
Oil (MBbls)	11,251	122.3	9,991	108.6	33,631	122.7	27,543	100.9
Natural gas (MMcf)	24,881	270.4	20,874	226.9	73,209	267.2	57,821	211.8
NGLs (MBbls)	3,715	40.4	2,486	27.0	10,034	36.6	7,267	26.6
Combined equivalent volumes (MBoe)(a)	19,112	207.7	15,955	173.4	55,867	203.9	44,446	162.8
Financial Data (millions):
Total product revenues	$491		$581		$1,267		$1,646
Total revenues(b)	$473		$795		$1,904		$1,849
Operating income (loss)	$(114)		$242		$(811)		$274
Capital expenditure activity	$256		$264		$757		$1,030
 __________
(a)MBoe are calculated using the ratio of six Mcf to one barrel of oil.
(b)Includes net gain (loss) on derivatives.

Our third-quarter 2020 operating results were $356 million unfavorable compared to third-quarter 2019. The primary items impacting the three months ended September 30, 2020 compared to the same period in 2019 include:
•$174 million decrease in product revenues due to lower commodity prices; and
•$285 million unfavorable change in net gain (loss) on derivatives.
Offset by:
•$84 million increase in product revenues due to higher overall production volumes primarily due to the Felix Acquisition.
Our year-to-date 2020 operating results were $1,085 million unfavorable compared to 2019. The primary items impacting the nine months ended September 30, 2020 compared to the same period in 2019 include:
•$1 billion of impairments in 2020 on our Williston Basin net book values; $967 million of which related to proved properties reported in impairment expense and $49 million of which related to unproved leasehold impairment reported in exploration expenses;
•$760 million decrease in product revenues due to lower commodity prices;
•$88 million higher operating costs including depreciation, depletion and amortization, lease and facility, gathering, processing and transportation, and taxes other than income; and
•$30 million of acquisition costs for the Felix Acquisition in 2020.
Offset by:
•$438 million favorable change in net gain (loss) on derivatives; and
•$381 million increase in product revenues related to higher overall production volumes due to the Felix Acquisition.
Outlook
During the first quarter of 2020, oil prices deteriorated due to a softening of global demand caused by the COVID-19 (Coronavirus) pandemic and were highly volatile following actions of OPEC+ countries to relax or eliminate their production quotas and then agree to production quotas. With a modest increase in worldwide demand and production cuts across the globe, oil prices have improved since the lows seen in April and May. They remain volatile as the COVID-19 pandemic continues. Though the Company has hedges in place that will largely protect its revenues in 2020, the duration and full impacts of the COVID-19 pandemic and any further actions by OPEC+ countries are unknown at this time.
As a company, we continue to manage the business to preserve the value of our reserves and conserve our assets in light of the demand impacts of the COVID-19 pandemic. We have developed and implemented safety measures in an effort to keep our workforce healthy and safe. Along with others in the energy industry, we are impacted by fundamentals driven by the duration of the pandemic and the impact on the economy. We have managed the business effectively through the market’s downturns over the last several years and believe we are positioned to continue to do so, by leveraging our assets.
Like most companies, uncertainty is our greatest obstacle right now. Our executive management team and our Board of Directors are continually monitoring, communicating, collaborating, and carefully considering the appropriate course of action.

Our planned capital spending estimate for all of 2020 is approximately $1.0 billion to $1.1 billion. Depending on current and future commodity prices, we may adjust our capital spending. We currently plan to exit 2020 with eight rigs comprised of seven in the Delaware Basin and one in the Williston Basin.
As a result of market conditions, specifically in first-quarter 2020, the book values of our proved properties were evaluated for impairment. This evaluation excluded the impact of derivatives and is based on management estimates of several inputs including estimated reserves, future commodity prices, development and operating costs and drilling plans. Following this review in the first quarter of 2020, we recorded $1 billion of impairment charges related to our Williston properties (see Note 5 of Notes to Consolidated Financial Statements). We do not believe there are new indicators of impairment in the third quarter of 2020 that would impact our impairment analysis from a hold and use perspective.
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
Our liquidity at September 30, 2020 totaled approximately $1.7 billion, reflecting amounts available under the Credit Facility Agreement and cash on hand. Our next Senior Note maturity of $43 million is not due until 2022. As of this filing, our Credit Facility Agreement is subject to a $2.1 billion borrowing base with aggregate elected commitments of $1.5 billion and a maturity date of April 17, 2023 (see Note 8 of Notes to Consolidated Financial Statements for further discussion). In October, we completed the bank redetermination of our borrowing base that was affirmed at $2.1 billion. Several peers had reductions in borrowing base and commitments during spring 2020 redeterminations.
Overall, we believe we are well positioned for this near-term disruption caused by the pandemic and related actions by OPEC+. However, the challenging and dynamic environment of the oil and gas industry, along with future market conditions, may alter these expectations or plans. If we foresee further changes in market conditions, including prolonged depressed commodity prices, we will evaluate the appropriateness of adjustments to our plans.
Through the closing of proposed Merger, we will continue to operate with a focus on increasing shareholder value and investing in our businesses in a way that enhances our competitive position by:
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
•distractions due to the proposed merger with Devon;
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
We continue to address certain of these risks through utilization of commodity hedging strategies, disciplined investment strategies and maintaining adequate liquidity. In addition, we use master netting agreements and collateral requirements with our counterparties to reduce credit risk and liquidity requirements. Further, we continue to monitor the long-term market outlooks and forecasts for potential indicators of further needed changes to our forecasted oil and natural gas prices. As noted above, the commodity prices are volatile and prices for a barrel of oil ranged from over $100 per barrel to less than $20 per barrel since 2014. Our forecasted price assumptions reflect a long-term view of pricing and also consider current prices consistent with pricing assumptions generally used in evaluating our drilling decisions and acquisition plans. In the first quarter of 2020, we adjusted our forecasted commodity prices especially those in the next two years and evaluated our producing properties for impairment. This resulted in an impairment of our Williston properties in first quarter 2020. If the forecasted oil and natural gas prices were to further decline, we would need to perform additional reviews of proved properties for possible impairment. Because of the uncertainty inherent in these factors, we cannot predict when or if future impairment charges will be recorded. If further impairments were required, the charges could be significant. The net book value of our proved properties is approximately $6.3 billion and is primarily associated with our Delaware Basin Properties. In addition, the net book value associated with unproved leasehold is approximately $2 billion and is also primarily associated with our Delaware Basin properties. See Note 5 of Notes to Consolidated Financial Statements herein and the Critical Accounting Estimates section of Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion.

Results of Operations
Three Month-Over-Three Month Results of Operations
Revenue analysis

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2020	2019
	(Millions)
Revenues:
Oil sales	$436	$539	$(103)	(19)%
Natural gas sales	14	16	(2)	(13)%
Natural gas liquid sales	41	26	15	58%
Total product revenues	491	581	(90)	(15)%
Net gain (loss) on derivatives	(110)	175	(285)	NM
Commodity management	88	38	50	132%
Other	4	1	3	NM
Total revenues	$473	$795	$(322)	(41)%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:
•$103 million decrease in oil sales reflects $171 million related to lower sales prices partially offset by $68 million related to higher production sales volumes for the three months ended September 30, 2020 compared to 2019. The Delaware Basin volumes increased to 71.1 MBbls per day from 47.2 MBbls per day for the three months ended September 30, 2020 and 2019, respectively. The increase in production sales volumes relates to the Felix properties acquired March 6, 2020 (see Note 2 of Notes to Consolidated Financial Statements). The Williston Basin volumes decreased due in part to production curtailment in 2020 and were 51.2 MBbls per day as compared to 61.4 MBbls per day for the three months ended September 30, 2020 and 2019, respectively. The following table reflects oil production prices, the price impact of our derivative settlements and volumes for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019

Oil sales (per barrel)	$38.72	$53.92
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	11.46	(1.25)
Oil net price including derivative settlements (per barrel)	$50.18	$52.67

Oil production sales volumes (MBbls)	11,251	9,991
Per day oil production sales volumes (MBbls/d)	122.3	108.6
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•$2 million decrease in natural gas sales reflects $5 million related to lower sales prices partially offset by $3 million related to higher production sales volumes for the three months ended September 30, 2020 compared to 2019. The Delaware Basin volumes were 219.0 MMcf per day compared to 180.9 MMcf per day for the three months ended September 30, 2020 and 2019, respectively. The increase in production sales volumes relates to the Felix properties acquired March 6, 2020 (see Note 2 of Notes to Consolidated Financial Statements). The Williston Basin volumes were 51.4 MMcf per day compared to 46.0 MMcf per day for the three months ended September 30, 2020 and 2019, respectively. The following table reflects natural gas production prices, the price impact of our derivative settlements and volumes for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019

Natural gas sales (per Mcf)	$0.57	$0.77
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	(0.20)	0.80
Natural gas net price including derivative settlements (per Mcf)	$0.37	$1.57

Natural gas production sales volumes (MMcf)	24,881	20,874
Per day natural gas production sales volumes (MMcf/d)	270.4	226.9
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$15 million increase in natural gas liquids sales primarily reflects $13 million related to higher production sales volumes and $2 million related to higher sales price for the three months ended September 30, 2020 compared to 2019. The Delaware Basin volumes were 31.5 MBbls per day compared to 19.3 MBbls per day for the three months ended September 30, 2020 and 2019, respectively. The increase in production sales volumes relates to the Felix properties acquired March 6, 2020 (see Note 2 of Notes to Consolidated Financial Statements). The following table reflects NGL production prices and volumes for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019

NGL net price (per barrel)	$11.22	$10.73

NGL production sales volumes (MBbls)	3,715	2,486
Per day NGL production sales volumes (MBbls/d)	40.4	27.0

•$285 million unfavorable change in net gain (loss) on derivatives primarily reflects unfavorable change in crude oil derivatives which was a result of losses in 2020 due to increase in 2020 of forward commodity prices relative to our hedge positions as opposed to gains in 2019 due to decreases in 2019 of forward commodity prices relative to our hedge position at that time. Settlements received on derivatives totaled $124 million for the three months ended September 30, 2020 and settlements received totaled $4 million for three months ended September 30, 2019.
•$50 million increase in commodity management revenues is primarily due to higher crude sales volumes partially offset by lower prices on crude sales. Crude sales volumes include purchases to fulfill certain sales commitments. Related commodity management costs and expenses decreased $59 million and are discussed below.

Cost and operating expense and operating income analysis

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2020	2019			2020	2019
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$238	$241	$3	1%	$12.46	$15.11
Lease and facility operating	92	96	4	4%	$4.81	$6.02
Gathering, processing and transportation	65	49	(16)	(33)%	$3.41	$3.10
Taxes other than income	30	46	16	35%	$1.55	$2.90
Exploration	15	22	7	32%
General and administrative:
General and administrative expenses	41	42	1	2%	$2.16	$2.69
Equity-based compensation	10	9	(1)	(11)%	$0.48	$0.54
Total general and administrative	51	51	—	—%	$2.64	$3.23
Commodity management	95	36	(59)	(164)%
Other—net	1	12	11	92%
Total costs and expenses	$587	$553	$(34)	(6)%
Operating income (loss)	$(114)	$242	$(356)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:
•$3 million decrease in depreciation, depletion and amortization primarily reflects $51 million related to a $2.65 per Boe decrease in rate, substantially offset by $48 million related to higher production volumes. The decrease in rate was primarily the result of a decrease to the depletable base following the impairment of proved properties in the Williston Basin in the first quarter of 2020 (see Note 5 of Notes to Consolidated Financial Statements), partially offset by the impact of lower estimated proved reserves as compared to September 30, 2019 primarily due to a lower trailing 12-month average price. The increase in production is primarily due to the Felix acquired properties.
•$4 million decrease in lease and facility operating expenses primarily related to a $1.21 per Boe decrease in the overall rate per Boe for the three months ended September 30, 2020 compared to the same time in 2019 substantially offset by an increase in production volumes related to the acquired Felix properties.
•$16 million increase in gathering, processing and transportation primarily due to the Felix acquired properties.
•$16 million decrease in taxes other than income relate to decreased product revenues as previously discussed and changes in estimated ad valorem taxes for 2020 due to lower expected valuations and tax rates on wells in Delaware Basin counties.
•$59 million increase in commodity management expenses is primarily due to higher crude purchase volumes and $5 million of unutilized pipeline capacity expense in 2020, partially offset by depressed pricing resulting in lower crude oil cost of sales.
•Other expense for 2019 primarily relates to expense associated with an offer made by us to settle certain contract disputes (see Note 5 of Notes to Consolidated Financial Statements).

Results below operating income

	Three months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2020	2019
	(Millions)
Operating income (loss)	$(114)	$242	$(356)	NM
Interest expense	(48)	(38)	(10)	(26)%
Loss on extinguishment of debt	(24)	(47)	23	49%
Equity earnings	6	3	3	(100)%
Investment income (loss) and other	—	1	(1)	(100)%
Income (loss) from continuing operations before income taxes	(180)	161	(341)	NM
Provision (benefit) for income taxes	(32)	39	71	NM
Income (loss) from continuing operations	(148)	122	(270)	NM
Loss from discontinued operations	(7)	(1)	(6)	NM
Net income (loss)	$(155)	$121	(276)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to higher level of debt outstanding in 2020 compared to 2019 as a result of the debt issued for the Felix Acquisition. See Note 7 of Notes to Consolidated Financial Statements.
In the second quarter of 2020, we issued $500 million Senior Notes due in 2028. The net proceeds from this offering were used in the third quarter to fund the purchase of $369 million aggregate principal amount of our 2022 Notes, 2023 Notes and 2024 Notes. As a result of the early retirement of these Senior Notes, we recorded a loss on extinguishment of debt of $24 million in third-quarter 2020. See Note 7 of Notes to Consolidated Financial Statements for detail of this transaction.
In the third quarter of 2019, we issued $600 million Senior Notes due in 2027. The net proceeds from this offering were used to fund the purchase of $550 million aggregate principal amount of our 2022 Notes and 2023 Notes. As a result of the early retirement of these Senior Notes, we recorded a loss on extinguishment of debt of $47 million in third-quarter 2019. See Note 7 of Notes to Consolidated Financial Statements for detail of this transaction.
For the three months ended September 30, 2020, we had a benefit for income taxes compared to a provision for the same period of 2019 due to a loss from continuing operations for 2020 compared to income from continuing operations for 2019. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for 2020 and 2019.

Nine Month-Over-Nine Month Results of Operations
Revenue analysis

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2020	2019
	(Millions)
Revenues:
Oil sales	$1,142	$1,499	$(357)	(24)%
Natural gas sales	38	57	(19)	(33)%
Natural gas liquid sales	87	90	(3)	(3)%
Total product revenues	1,267	1,646	(379)	(23)%
Net gain on derivatives	484	46	438	NM
Commodity management	144	155	(11)	(7)%
Other	9	2	7	NM
Total revenues	$1,904	$1,849	$55	3%
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in the respective line items of revenues are comprised of the following:
•$357 million decrease in oil sales reflects $688 million related to lower sales prices partially offset by $331 million related to higher production sales volumes for the nine months ended September 30, 2020 compared to 2019. The Delaware Basin production volumes were 69.3 MBbls per day compared to 46.0 MBbls per day for the nine months ended September 30, 2020 and 2019, respectively. The increase in production volumes primarily relates to the Felix properties acquired March 6, 2020, see Note 2 of Notes to Consolidated Financial Statements. The Williston Basin volumes decreased due in part to production curtailment in 2020 and were 53.4 MBbls per day compared to 54.9 MBbls per day for the nine months ended September 30, 2020 and 2019, respectively. The following table reflects oil sales prices, the price impact of our derivative settlements and production volumes for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019

Oil sales (per barrel)	$33.96	$54.42
Impact of net cash received (paid) related to settlement of derivatives (per barrel)(a)	17.27	(1.40)
Oil net price including derivative settlements (per barrel)	$51.23	$53.02

Oil production sales volumes (MBbls)	33,631	27,543
Per day oil production sales volumes (MBbls/d)	122.7	100.9
_________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.

•$19 million decrease in natural gas sales reflects $34 million related to lower sales prices partially offset by $15 million related to higher production sales volumes for the nine months ended September 30, 2020 compared to 2019. The increase in our production sales volumes primarily relates to our Delaware Basin which had production volumes of 217.6 MMcf per day compared to 172.8 MMcf per day for the nine months ended September 30, 2020 compared to 2019, respectively. This increase in sales primarily relates to the Felix properties acquired March 6, 2020, see Note 2 of Notes to Consolidated Financial Statements. The following table reflects natural gas sales prices, the price impact of our derivative settlements and production volumes for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019

Natural gas sales (per Mcf)	$0.51	$0.99
Impact of net cash received (paid) related to settlement of derivatives (per Mcf)(a)	(0.05)	0.71
Natural gas net price including derivative settlements (per Mcf)	$0.46	$1.70

Natural gas production sales volumes (MMcf)	73,209	57,821
Per day natural gas production sales volumes (MMcf/d)	267.2	211.8
__________
(a) Included in net gain (loss) on derivatives on the Consolidated Statements of Operations.
•$3 million decrease in natural gas liquids sales reflects $37 million related to lower sales prices partially offset by $34 million related to higher production sales volumes for the nine months ended September 30, 2020 compared to 2019. Delaware Basin production volumes were 27.9 MBbls per day compared to 20.3 MBbls per day for the nine months ended September 30, 2020 and 2019, respectively. The increase in production sales volumes relates to the Felix properties acquired March 6, 2020 (see Note 2 of Notes to Consolidated Financial Statements). The following table reflects NGL production prices and volumes for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,
	2020	2019

NGL net price (per barrel)	$8.71	$12.42

NGL production sales volumes (MBbls)	10,034	7,267
Per day NGL production sales volumes (MBbls/d)	36.6	26.6

•$438 million favorable change in net gain (loss) on derivatives primarily reflects favorable change in crude oil derivatives which was a result of gains in 2020 due to decreases in 2020 of forward commodity prices relative to our hedge positions as opposed to losses in 2019 due to increases in 2019 of forward commodity prices relative to our hedge position at that time. Settlements received on derivatives totaled $578 million for the nine months ended September 30, 2020 and settlements received totaled $3 million for the nine months ended September 30, 2019.
•$11 million decrease in commodity management revenues primarily due to lower prices on crude sales and lower natural gas volumes, substantially offset by higher crude sales volumes. Higher natural gas sales volumes in 2019 were a result of excess pipeline capacity in the Delaware Basin which we utilized to purchase natural gas at depressed Delaware Basin pricing and transport to sales points outside the Basin. Crude sales volumes include purchases to fulfill certain sales commitments. Related commodity management costs and expenses increased $35 million and are discussed below.

Cost and operating expense and operating income analysis

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change	Per Boe Expense
	2020	2019			2020	2019
	(Millions)
Costs and expenses:
Depreciation, depletion and amortization	$726	$681	$(45)	(7)%	$13.00	$15.33
Lease and facility operating	287	276	(11)	(4)%	$5.13	$6.21
Gathering, processing and transportation	194	131	(63)	(48)%	$3.47	$2.96
Taxes other than income	97	128	31	24%	$1.74	$2.88
Exploration	101	70	(31)	(44)%
General and administrative:
General and administrative expenses	116	121	5	4%	$2.08	$2.74
Equity-based compensation	28	25	(3)	(12)%	$0.49	$0.55
Total general and administrative	144	146	2	1%	$2.57	$3.29
Commodity management	161	126	(35)	(28)%
Impairment of proved properties	967	—	(967)	NM
Acquisition costs	30	—	(30)	NM
Other—net	8	17	9	53%
Total costs and expenses	$2,715	$1,575	$(1,140)	(72)%
Operating income (loss)	$(811)	$274	$(1,085)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
Significant variances in our costs and expenses are comprised of the following:
•$45 million increase in depreciation, depletion and amortization, primarily reflects $175 million related to higher production volumes partially offset by $130 million related to a $2.33 per Boe decrease in rate. The increase in production volumes was primarily due to the Felix acquired properties. The decrease in rate was primarily the result of a decrease to the depletable base following the impairment of proved properties in the Williston Basin in the first quarter of 2020 (see Note 5 of Notes to Consolidated Financial Statements), partially offset by the impact of lower estimated proved reserves as compared to September 30, 2019 primarily due to a lower trailing 12-month average price.
•$11 million increase in lease and facility operating expenses primarily due to higher production volumes, partially offset by a $1.08 per Boe decrease in rate for the nine months ended September 30, 2020 compared to the same time in 2019.
•$63 million increase in gathering, processing and transportation primarily due to the Felix acquired properties.
•$31 million decrease in taxes other than income relate to decreased product revenues, as previously discussed.
•$31 million increase in exploration expense primarily relates to an impairment of unproved leasehold in the Williston Basin in 2020 (see Note 5 of Notes to Consolidated Financial Statements).
•$35 million increase in commodity management expenses is primarily due to increased crude purchase volumes for 2020, lower-of-cost or market adjustments on long-term line fill of approximately $8 million, recorded in first-quarter 2020 and $8 million of unutilized pipeline capacity expense in 2020. These increases were substantially offset by depressed pricing resulting in lower crude cost of sales, lower natural gas purchase volumes and depressed Delaware Basin pricing on physical natural gas cost of sales.
•$967 million impairment on Williston proved properties recorded in 2020 (see Note 5 of Notes to Consolidated Financial Statements).
•$30 million of acquisition costs in 2020 for the Felix Acquisition (see Note 2 of Notes to Consolidated Financial Statements).
•Other expense in 2020 includes a $13 million lower-of-cost or market adjustment on materials and supplies inventory made in 2020 which was partially offset by a $5 million gain related to an exchange of leasehold in second-quarter 2020 (see Note 12 of Notes to Consolidated Financial Statements). Other expense for 2019 primarily relates to expense associated with an offer made by us to settle certain contract disputes (see Note 5 of Notes to Consolidated Financial Statements).
Results below operating income

	Nine months ended September 30,		Favorable (Unfavorable) $ Change	Favorable (Unfavorable) % Change
	2020	2019
	(Millions)
Operating income (loss)	$(811)	$274	$(1,085)	NM
Interest expense	(145)	(119)	(26)	(22)%
Gain on extinguishment of debt	(23)	(47)	24	51%
Gains on equity method investment transactions	2	373	(371)	(99)%
Equity earnings	14	6	8	133%
Other income	2	1	1	100%
Income (loss) from continuing operations before income taxes	(961)	488	(1,449)	NM
Provision (benefit) for income taxes	(194)	109	(303)	NM
Income (loss) from continuing operations	(767)	379	(1,146)	NM
Loss from discontinued operations	(182)	(1)	(181)	NM
Net income (loss)	$(949)	$378	(1,327)	NM
__________
NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.
The increase in interest expense primarily relates to higher level of debt outstanding in 2020 compared to 2019 as a result of the debt issued for the Felix Acquisition (see Note 7 of Notes to Consolidated Financial Statements).
In the second quarter of 2020, we issued $500 million Senior Notes due in 2028. The net proceeds from this offering were used in the third quarter to fund the purchase of $369 million aggregate principal amount of our 2022 Notes, 2023 Notes and 2024 Notes. As a result of the early retirement of these Senior Notes, we recorded a loss on extinguishment of debt of $24 million in third-quarter 2020. See Note 7 of Notes to Consolidated Financial Statements for detail of this transaction.
In the third quarter of 2019, we issued $600 million Senior Notes due in 2027. The net proceeds from this offering were used to fund the purchase of $550 million aggregate principal amount of our 2022 Notes and 2023 Notes. As a result of the early retirement of these Senior Notes, we recorded a loss on extinguishment of debt of $47 million in third-quarter 2019. See Note 7 of Notes to Consolidated Financial Statements for detail of this transaction.
Gains on equity method investment transactions related to the 2019 sale of our equity interest in the Whitewater natural gas pipeline and a 2019 distribution received related to our 25 percent equity interest in the Oryx pipeline. See Note 5 of Notes to Consolidated Financial Statements for details of this sale.
For the nine months ended September 30, 2020, we had a benefit for income taxes compared to a provision for the same period of 2019 due to a loss from continuing operations for 2020 compared to income from continuing operations for 2019. See Note 8 of Notes to Consolidated Financial Statements for a discussion of the effective tax rates compared to the federal statutory rate for 2020 and 2019.
Loss from discontinued operations in 2020 included a $184 million accrual for a performance guarantee related to gathering and processing contracts assumed by the buyer of the properties in the San Juan Gallup. See Note 3 of Notes to Consolidated Financial Statements for additional details.
Management’s Discussion and Analysis of Financial Condition and Liquidity
Overview and Liquidity
As previously noted, we entered into a merger agreement with Devon, however, until the approval by shareholders and subsequent closing, we must continue to operate WPX as a stand-alone company. Whether or not the Merger is completed, we expect our capital structure provides us financial flexibility to meet our requirements for working capital and capital expenditures while maintaining a sufficient level of liquidity. Our primary sources of liquidity in 2020 are cash on hand, expected cash flows from operations, including derivatives, contributions from noncontrolling interests, and, if necessary, borrowings on our credit facility. We anticipate that the combination of these sources should be sufficient to allow us to continue our operations through at least 2020. We previously communicated our 2020 goals of implementing a meaningful dividend, targeting a 7 percent to 10 percent free cash flow yield, driving down our leverage metrics from current levels and continuing to opportunistically repurchase our shares. As a standalone company, these goals remain our focus but are subject to restrictions under the proposed merger agreement. Additionally, these goals would be subject to changes as we navigate through the current world economic environment caused by the COVID-19 pandemic and the world oil market disruptions. Additional sources of liquidity, if needed and if available, include proceeds from asset sales, bank financings and proceeds from the issuance of long-term debt and equity securities.
We note the following assumptions for 2020:
•our estimated planned capital expenditures for full-year 2020, excluding acquisitions, could range from approximately $1 billion to $1.1 billion. However, we will be reactive to current market conditions and may further reduce our capital spending. As of September 30, 2020, we have incurred $707 million of drilling and completion capital expenditures including facilities; and
•we have hedged a significant portion of our anticipated 2020 oil and gas production as disclosed in Commodity Price Risk Management following this section.
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
•unexpected consequences of a failed merger with Devon;
•significantly lower than expected capital expenditures could result in the loss of undeveloped leasehold;
•reduced access to our credit facility pursuant to our financial covenants or banking environment including the April and October borrowing base redeterminations; and
•higher than expected development costs, including the impact of inflation.
Credit Facility
Our Credit Facility, as amended, includes total commitments of $1.5 billion on a $2.1 billion Borrowing Base with a maturity date of April 17, 2023, subject to a springing maturity on October 15, 2021 if available liquidity minus outstanding 2022 notes is less than $500 million (see Note 7 of Notes to Consolidated Financial Statements). Based on our current credit ratings, a Collateral Trigger Period applies which makes the Credit Facility subject to certain financial covenants and a Borrowing Base. The Credit Facility may be used for working capital, acquisitions, capital expenditures and other general corporate purposes. The financial covenants in the Credit Facility may limit our ability to borrow money, depending on the applicable financial metrics at any given time. For additional information regarding the terms of our Credit Facility, see Note 8 of Notes to Consolidated Financial Statements on our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, WPX had no borrowings outstanding and $13 million of letters of credit issued under the Credit Facility and we were in compliance with our covenants under the credit agreement. Our unused borrowing availability was $1,487 million as of September 30, 2020. In October 2020, our annual redetermination confirmed our Borrowing Base of $2.1 billion and total commitments of $1.5 billion that will remain in effect until the next Redetermination Date, which is expected to be in April 2021, absent the closing of the Merger. Several peers had reductions in borrowing base and commitments during spring 2020 redeterminations. As of the date of this filing, we are in compliance with all terms, conditions and financial covenants of the Credit Facility, as amended.
Senior Notes
During second-quarter 2020, we completed a debt offering of $500 million of 5.875% Senior Notes due 2028 (“2028 Notes”). On July 2, 2020, we closed and settled the tender offer retiring approximately $369 million of a portion of our 2022 Notes, 2023 Notes and 2024 Notes with a loss on extinguishment of debt of $24 million recorded in third-quarter 2020. We may use the remaining net proceeds from the 2028 Notes offering to opportunistically repurchase long-term debt through open-market purchases or privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity requirements, contractual restrictions and other factors. See Note 7 of Notes to Consolidated Financial Statements for further discussion of our senior notes.

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

Crude Oil	Oct - Dec 2020		2021
	Volume (Bbls/d)	Weighted Average Price ($/Bbl)	Volume (Bbls/d)	Weighted Average Price ($/Bbl)
Fixed Price Swaps—WTI	91,800	$53.06	64,878	$41.35
Fixed Price Swaptions—WTI	—	$—	20,000	$57.02
Fixed Price Swaptions—WTI	—	$—	5,041	$40.12
Fixed Price Calls—WTI	—	$—	5,000	$39.50
Fixed Price Costless Collars—WTI	20,000	$53.33 - $63.48	—	$—
Basis Swaps—Midland/Cushing	35,000	$0.63	15,000	$0.64
Basis Swaps—Nymex Calendar Monthly Avg Roll	50,000	$(0.43)	—	$—
Basis Swaps—Brent/WTI Spread	5,000	$8.36	1,000	$8.00

Natural Gas	Oct - Dec 2020		2021
	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)	Volume (BBtu/d)	Weighted Average Price ($/MMBtu)
Fixed Price Swaps—Henry Hub	—	$—	240	$2.62
Fixed Price Swaptions—Henry Hub	—	$—	50	$2.68
Basis Swaps—Waha	100	$(1.14)	80	$(0.65)

Sources (Uses) of Cash

	Nine months ended September 30,
	2020	2019
	(Millions)
Net cash provided by (used in):
Operating activities	$922	$906
Investing activities	(1,735)	(507)
Financing activities	951	(385)
Net increase in cash and cash equivalents and restricted cash	$138	$14
Operating activities
Net cash provided by operating activities increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to higher realizations on our derivatives and higher production volumes offset by lower commodity prices, higher operating costs, and acquisition costs in 2020. Net cash provided by operating activities for the nine months ended September 30, 2019 includes the receipt of approximately $38 million related to an alternative minimum tax credit refund.

Investing activities
The table below reflects capital expenditures, exclusive of partnerships, for the periods presented.

	Nine months ended September 30,
	2020	2019
	(Millions)
Incurred capital expenditures:
Drilling, completions and facilities	$707	$821
Land acquisitions	2	107
Infrastructure	22	87
Other	26	15
Total incurred capital expenditures	757	1,030
Changes in related accounts payable and accounts receivable	54	60
Cash capital expenditures reported on the Consolidated Statements of Cash Flows	$811	$1,090
Net cash used in investing activities for the nine months ended September 30, 2020 includes $915 million, net of cash acquired, paid for the successful completion of the Felix Acquisition. Net cash used in investing activities for the nine months ended September 30, 2019 includes the proceeds from the sale of certain non-core properties and proceeds related to transactions involving our equity method investments including our 20 percent equity interest in Whitewater natural gas pipeline and our 25 percent equity interest in the Oryx pipeline (see Note 5 of Notes to Consolidated Financial Statements).
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2020 includes approximately $1,377 million of net proceeds from the debt issuances in the first and second quarters of 2020 partially offset by $390 million of payments for retirement of long-term debt, including $22 million of premium, in the third quarter of 2020 (see Note 7 of Notes to Consolidated Financial Statements), $44 million of payments for repurchases of common stock under our share repurchase program (see Note 11 of Notes to Consolidated Financial Statements) and $26 million of contributions from noncontrolling interests in consolidated partnerships.
Net cash used in financing activities for the nine months ended September 30, 2019 includes $594 million of payments for retirement of long-term debt, including approximately $44 million of premium, partially offset by $593 million net proceeds from a debt issuance in the third quarter of 2019. Net cash used in financing activities for the nine months ended September 30, 2019 also includes approximately $43 million of payments for repurchases of common stock under our share repurchase program (see Note 11 of Notes to Consolidated Financial Statements).
Net cash used in financing activities for the nine months ended September 30, 2020 and 2019 also includes payment for shares withheld for taxes of $8 million and $16 million, respectively.
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
Critical Accounting Estimates
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
Off-Balance Sheet Financing Arrangements
We had no guarantees of off-balance sheet debt to third parties or any other off-balance sheet arrangements at September 30, 2020 or at December 31, 2019. Although not a financing arrangement, we have provided a guarantee for certain obligations transferred as part of a divestment (see Note 3 of Notes to Consolidated Financial Statements).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our current interest rate risk exposure is primarily related to our debt portfolio and has not materially changed during the first nine months of 2020.
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

An assumed increase in the forward prices used in the valuation of our crude oil and natural gas fixed price swap and option derivatives of $5.00 per Bbl and $0.25 per MMBtu would decrease our derivative valuation by approximately $288 million and $165 million at September 30, 2020 and December 31, 2019, respectively. Conversely, an assumed decrease in forward prices of $5.00 per Bbl and $0.25 per MMBtu would increase our derivative valuation by $278 million and $151 million at September 30, 2020 and December 31, 2019, respectively. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production economically hedged by the derivative instruments. Contracts designated as normal purchases or sales and nonderivative energy contracts have been excluded from this sensitivity analysis.
Our portfolio consists of derivative contracts that hedge or could potentially hedge the price risk exposure from our energy commodity purchases and sales. The fair value of our derivatives not designated as hedging instruments was a net asset of $5 million and net liability $24 million at September 30, 2020 and December 31, 2019, respectively.
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
On April 7, 2020, we received a notice of violation from the Environmental Protection Agency (“EPA”) relating to specific historical air emission events occurring on the Fort Berthold Indian Reservation in North Dakota. We have since received information from the EPA that specifies the particular facilities to which the notice of violation applies. We have been in the process of providing EPA with additional information regarding the specific events and responding to broader information requests from EPA.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors involving us from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to such risks, you should read and consider the risks associated with Devon found in Devon’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by subsequent quarterly reports on Form 10-Q, all of which are filed with the SEC.

Risks Related to Our Business

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

Risks Related to the Merger
Because the market price of Devon common stock will fluctuate, WPX stockholders cannot be sure of the value of the shares of Devon common stock they will receive in the Merger. In addition, because the Exchange Ratio for the Merger is fixed, the number of shares of Devon common stock to be received by WPX stockholders in the Merger will not change between now and the time the Merger is completed to reflect changes in the trading prices of Devon common stock or WPX common stock.
As a result of the Merger, each eligible share of WPX common stock will be converted automatically into the right to receive 0.5165 shares of Devon common stock, with cash paid in lieu of the issuance of any fractional shares of Devon common stock. The Exchange Ratio is fixed, which means that it will not change between now and the closing date, regardless of whether the market price of either Devon common stock or WPX common stock changes. Therefore, the value of the Merger consideration will depend on the market price of Devon common stock at the effective time of the Merger. The market price of Devon common stock has fluctuated since the date of the announcement of the parties’ entry into the Merger Agreement and will continue to fluctuate from the date of the joint proxy statement/prospectus related to the Merger to be filed by WPX and Devon to the date of the WPX special meeting, the date of the Devon special meeting, the date the Merger is completed and thereafter. The market price of Devon common stock, when received by WPX stockholders after the Merger is completed, could be greater than, less than or the same as the market price of Devon common stock on the date of the joint proxy statement/prospectus related to the Merger to filed by WPX and Devon or at the time of the WPX special meeting.
The market price for Devon common stock following the closing may be affected by factors different from those that historically have affected or currently affect Devon common stock and WPX common stock.
Upon the completion of the Merger, WPX stockholders will receive shares of Devon common stock. Devon’s financial position may differ from its financial position before the completion of the Merger, and the results of operations of the combined company may be affected by some factors that are different from those currently affecting the results of operations of Devon and those currently affecting the results of operations of WPX. Accordingly, the market price and performance of Devon common stock is likely to be different from the performance of WPX common stock in the absence of the Merger. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, Devon common stock, regardless of Devon’s actual operating performance.
Devon stockholders and WPX stockholders, in each case as of immediately prior to the Merger, will have reduced ownership in the combined company.
The actual number of shares of Devon common stock to be issued pursuant to the Merger Agreement will be determined at the completion of the Merger based on the number of shares of WPX common stock outstanding immediately prior to such time. The issuance of these new shares could have the effect of depressing the market price of Devon common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, Devon’s earnings per share could cause the price of Devon common stock to decline or increase at a reduced rate.
Immediately after the completion of the Merger, it is expected that Devon stockholders as of immediately prior to the Merger will own approximately 57%, and WPX stockholders as of immediately prior to the Merger will own approximately 43%, of the issued and outstanding shares of Devon common stock (in each case based on fully diluted shares outstanding of each company). As a result, Devon’s current stockholders and WPX’s current stockholders will have less influence on the policies of the combined company than they currently have on the policies of Devon and WPX, respectively.
Devon and WPX must obtain certain regulatory approvals and clearances to consummate the Merger, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair consummation of the Merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the Merger.
The completion of the Merger is subject to the receipt of antitrust clearance in the United States.
Under the Hart-Scott-Rodino Act, the Merger may not be completed until Notification and Report Forms have been filed with the FTC and the DOJ and the applicable waiting period has expired or been terminated. On October 22, 2020, Devon and WPX received early termination of the Hart-Scott-Rodino Act waiting period.
At any time before or after consummation of the Merger, the DOJ or the FTC, or any state, could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or terminate existing relationships and contractual rights. Such action could include seeking to enjoin the completion of the Merger or seeking divestiture of substantial assets of the parties. Private parties may also seek to take legal action under the antitrust laws under certain circumstances.
The Merger is subject to a number of conditions to the obligations of both Devon and WPX to complete the Merger, which, if not fulfilled, or not fulfilled in a timely manner, may delay completion of the Merger or result in termination of the Merger Agreement.
The respective obligations of each of WPX and Devon to effect the Merger are subject to the satisfaction at or prior to the closing of the following conditions:
•the approval of the Merger by the WPX stockholders;
• the approval of the stock issuance in connection with the Merger by the Devon stockholders;
• the absence of any applicable law or order (preliminary or otherwise) prohibiting the consummation of the merger;
• the expiration or earlier termination of the waiting period (and any extension of such period) under the HSR Act;

• the SEC having declared effective the S-4 and no stop order suspending the use of the S-4 or the joint proxy statement/prospectus having been issued by the SEC and no proceedings seeking a stop order having been initiated or, to the knowledge of WPX or Devon, as the case may be, threatened by the SEC; and
• the NYSE having approved the listing of the shares of Devon Common Stock to be issued in the merger.
Many of the conditions to completion of the Merger are not within either Devon’s or WPX’s control, and neither company can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to March 26, 2021, it is possible that the Merger Agreement may be terminated. Although Devon and WPX have agreed in the Merger Agreement to use reasonable best efforts, subject to certain limitations, to complete the Merger as promptly as practicable, these and other conditions to the completion of the Merger may fail to be satisfied. In addition, satisfying the conditions to and completion of the Merger may take longer, and could cost more, than Devon and WPX expect. Neither Devon nor WPX can predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent them from occurring. Any delay in completing the Merger may adversely affect the cost savings and other benefits that Devon and WPX expect to achieve if the Merger and the integration of the companies’ respective businesses are not completed within the expected timeframe. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date.
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees of WPX, which could adversely affect the future business and operations of Devon following the Merger.
Devon and WPX are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. Devon’s success after the Merger will depend in part upon its ability to retain key management personnel and other key employees. Current and prospective employees of WPX may experience uncertainty about their roles within Devon following the Merger or other concerns regarding the timing and completion of the Merger or the operations of Devon following the Merger, any of which may have an adverse effect on the ability of WPX to retain or attract key management and other key personnel. If WPX is unable to retain personnel, including WPX’s key management, who are critical to the future operations of the companies, Devon and WPX could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key WPX personnel could diminish the anticipated benefits of the Merger. No assurance can be given that Devon, following the Merger, will be able to retain or attract key management personnel and other key employees of WPX to the same extent that Devon and WPX have previously been able to retain or attract their own employees.
The business relationships of Devon and WPX may be subject to disruption due to uncertainty associated with the Merger, which could have a material adverse effect on the results of operations, cash flows and financial position of Devon or WPX pending and following the Merger.
Parties with which Devon or WPX do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with Devon or WPX following the Merger. Devon’s and WPX’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than Devon or WPX following the Merger. These disruptions could have a material and adverse effect on the results of operations, cash flows and financial position of Devon or WPX, regardless of whether the Merger is completed, as well as a material and adverse effect on Devon’s ability to realize the expected cost savings and other benefits of the Merger. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
Devon or WPX may waive one or more of the closing conditions without re-soliciting stockholder approval.
Devon or WPX may determine to waive, in whole or part, one or more of the conditions to closing the Merger prior to Devon or WPX, as the case may be, being obligated to consummate the Merger. Each of Devon and WPX currently expects to evaluate the materiality of any waiver and its effect on its respective stockholders in light of the facts and circumstances at the time, to determine whether any amendment to the joint proxy statement/prospectus related to the Merger to be filed by WPX and Devon or any re-solicitation of proxies is required in light of such waiver. Any determination whether to waive any condition to the Merger or to re-solicit stockholder approval or amending or supplementing the joint proxy statement/prospectus as a result of a waiver will be made by Devon or WPX at the time of such waiver based on the facts and circumstances as they exist at that time.

WPX stockholders will not be entitled to appraisal rights in the Merger.
Under Delaware law, holders of WPX common stock do not have appraisal rights in connection with the Merger.

The Merger Agreement subjects Devon and WPX to restrictions on their respective business activities prior to the Effective Time.
The Merger Agreement subjects Devon and WPX to restrictions on their respective business activities prior to the closing. The Merger Agreement obligates each of Devon and WPX to generally conduct its businesses in the ordinary course until the Effective Time and to use its reasonable best efforts to (i) preserve substantially intact its present business organization, goodwill and assets, (ii) keep available the services of its current officers and employees and (iii) preserve its existing relationships with governmental entities and its significant customers, suppliers, licensors, licensees, distributors, lessors and others having significant business dealings with it. These restrictions could prevent Devon and WPX from pursuing certain business opportunities that arise prior to the closing.

WPX directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of the WPX stockholders generally.
WPX stockholders should be aware of and take into account the fact that certain WPX directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of WPX stockholders generally. These interests include, among others, severance rights, rights to continuing indemnification and directors’ and officers’ liability insurance. The WPX board was aware of and carefully considered these interests, among other matters, in evaluating the terms and structure, and overseeing the negotiation, of the Merger, in approving the Merger Agreement and the transactions contemplated thereby, including the Merger, and in recommending that the WPX stockholders approve and adopt the Merger Agreement.
The Merger Agreement limits Devon’s and WPX’s respective ability to pursue alternatives to the Merger, may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require Devon or WPX to pay the other party a termination fee.
The Merger Agreement contains certain provisions that restrict each of Devon’s and WPX’s ability to initiate, solicit, knowingly encourage or knowingly facilitate any inquiry or the making of any proposal or offer that constitutes, or would reasonably be expected to result in, a competing proposal with respect to Devon or WPX, as applicable, and Devon and WPX have each agreed to certain terms and conditions relating to their ability to engage in, continue or otherwise participate in any discussions with respect to, provide any third party confidential information with respect to or enter into any an acquisition agreement with respect to certain unsolicited proposals that constitute or are reasonably likely to lead to a competing proposal. Further, even if the Devon Board or the WPX board changes, withdraws, modifies, or qualifies its recommendation with respect to the stock issuance or the approval of the Merger, as applicable, unless the Merger Agreement has been terminated in accordance with its terms, both parties will still be required to submit the stock issuance and approval of the Merger, as applicable, to a vote at their respective special meetings. In addition, Devon and WPX generally have an opportunity to offer to modify the terms of the Merger Agreement in response to any competing Acquisition Proposals (as defined in the Merger Agreement) or intervening events before the WPX board or Devon board, respectively, may withdraw or qualify their respective recommendations. The Merger Agreement further provides that under specified circumstances, including after receipt of certain alternative Acquisition Proposals, each of Devon and WPX may be required to pay the other a cash termination fee equal to $75,000,000.
These provisions could discourage a potential third-party acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of WPX or Devon from considering or pursuing an alternative transaction with either party or proposing such a transaction, even if it were prepared, in WPX’s case, to pay consideration with a higher per share value than the total value proposed to be paid or received in the Merger. These provisions might also result in a potential third-party acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense reimbursement that may become payable in certain circumstances.
Failure to complete the Merger could negatively impact Devon’s or WPX’s stock price and have a material adverse effect on their results of operations, cash flows and financial position.
If the Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if the Devon stockholders or WPX stockholders fail to approve the applicable proposals, the ongoing businesses of Devon and WPX may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, Devon and WPX would be subject to a number of risks, including the following:
•Devon and WPX may experience negative reactions from the financial markets, including negative impacts on their respective stock prices;
•Devon and WPX and their respective subsidiaries may experience negative reactions from their respective customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•Devon and WPX will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees;
•Devon or WPX may be required to pay a termination fee as required by the Merger Agreement;
•the Merger Agreement places certain restrictions on the conduct of the respective businesses pursuant to the terms of the Merger Agreement, which may delay or prevent the respective companies from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;
•matters relating to the Merger (including integration planning) require substantial commitments of time and resources by each company’s management, which may have resulted in the distraction of each company’s management from ongoing business operations and pursuing other opportunities that could have been beneficial to the companies; and
•litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against Devon or WPX to perform their respective obligations pursuant to the Merger Agreement.
If the Merger is not completed, the risks described above may materialize and they may have a material adverse effect on Devon’s or WPX’s results of operations, cash flows, financial position and stock prices.

The shares of Devon common stock to be received by WPX stockholders upon the completion of the Merger will have different rights from shares of WPX common stock.
Upon the completion of the Merger, WPX stockholders will no longer be stockholders of WPX. Instead, former WPX stockholders will become Devon stockholders and while their rights as Devon stockholders will continue to be governed by the laws of the state of Delaware, their rights will be subject to and governed by the terms of the Devon restated certificate of incorporation and the Devon amended and restated bylaws. The terms of the Devon restated certificate of incorporation and the Devon amended and restated bylaws are in some respects different than the terms of the WPX amended and restated certificate of incorporation and the WPX amended and restated bylaws, which currently govern the rights of WPX stockholders.
Completion of the Merger may trigger change in control or other provisions in certain agreements to which WPX is a party.
The completion of the Merger may trigger change in control or other provisions in certain agreements to which WPX is a party. If Devon and WPX are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements, or seeking monetary damages. Even if Devon and WPX are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to WPX.
Devon and WPX are expected to incur significant transaction costs in connection with the Merger, which may be in excess of those anticipated by them.
Devon and WPX have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger, combining the operations of the two companies and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by Devon and WPX whether or not the Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention, severance and benefit costs, and filing fees. Devon will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. Devon and WPX will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger and the integration of the two companies’ businesses. While Devon and WPX have assumed that a certain level of expenses would be incurred, there are many factors beyond their control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by Devon or WPX even if the Merger is not completed, could have an adverse effect on Devon’s or WPX’s financial condition and operating results.
Litigation relating to the Merger could result in an injunction preventing the completion of the Merger and/or substantial costs to Devon and WPX.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, Merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Devon’s and WPX’s respective liquidity and financial condition.
Lawsuits that may be brought against Devon, WPX or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect Devon’s and WPX’s respective business, financial position and results of operation.
There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect Devon’s or WPX’s business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.Recent Sales of Unregistered Securities - Not applicable
b.Use of Proceeds - Not applicable.
c.Purchases of Equity Securities by the user and Affiliated Purchasers. The table below provides information about purchases of shares of our common stock during the three months ended September 30, 2020.

Period	Total number of shares purchased as part of publicly announced plans or programs(a)	Average price paid per share	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)(a)
July 1, 2020 to July 31, 2020:
August 1, 2020 to August 31, 2020:
September 1, 2020 to September 30, 2020:
Share repurchase program(a)	—	$—	$298,435,060
Total for the quarter	—	$—	$298,435,060

__________
(a) On August 5, 2019, we announced that our Board of Directors authorized a plan to repurchase up to $400 million of our outstanding shares over a 24 month period. As of September 30, 2020 we have repurchased a total of 16.1 million shares at a cost of $102 million. This stock repurchase program may be modified, suspended or terminated at any time by our Board of Directors.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

EXHIBITS

Exhibit No.	Description

2.1**	Agreement and Plan of Merger, dated as of July 13, 2015, by and among RKI Exploration & Production, LLC, WPX Energy, Inc. and Thunder Merger Sub LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

2.2**	Membership Interest Purchase Agreement by and Among WPX Energy Holdings, LLC, as Seller, WPX Energy, Inc., solely for purposes of Section 14.15, and Terra Energy Partners LLC, as Purchaser, dated February 8, 2016 (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 9, 2016)

2.3**	Purchase and Sale Agreement, dated as of January 12, 2017, by and among RKI Exploration & Production, LLC, Panther Energy Company II, LLC and CP2 Operating, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017)

2.4	Purchase and Sale Agreement, dated as of December 15, 2019, by and among Felix Investment Holdings II, LLC (incorporated herein by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2019)

2.5	Agreement and Plan of Merger, dated as of September 26, 2020, by and among Devon Energy Corporation, East Merger Sub, Inc. and WPX energy, Inc. (incorporated herein by reference to Exhibit 2.1 of WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 28, 2020)

3.1	Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2015)

3.3	Amended and Restated Bylaws of WPX Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2014)

4.1	Indenture, dated as of November 14, 2011, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to The Williams Companies, Inc.’s Current Report on Form 8-K (File No. 001-04174) filed with the SEC on November 15, 2011)

4.2	Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.3	First Supplemental Indenture, dated as of September 8, 2014, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2014)

4.4	Second Supplemental Indenture, dated as of July 22, 2015, between WPX Energy, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

4.5	Third Supplemental Indenture, dated as of May 23, 2018, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2018)

4.6	Fourth Supplemental Indenture, dated as of September 24, 2019, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on September 24, 2019)

4.7	Fifth Supplemental Indenture, dated as of January 7, 2020, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on June 17, 2020)

4.8	Sixth Supplemental Indenture, dated as of June 17, 2020, between WPX Energy, Inc. and the Bank of New York Mellon Trust Company, N.A. as trustee (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.'s Current Report on Form 8-K filed with the SEC on January 10, 2020)

10.1	Separation and Distribution Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit No.	Description
10.2	Employee Matters Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

10.3	Tax Sharing Agreement, dated as of December 30, 2011, between The Williams Companies, Inc. and WPX Energy, Inc. (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2012)

10.4	WPX Energy, Inc. 2013 Incentive Plan (incorporated herein by reference to Exhibit 4.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 29, 2013) (1)

10.5	WPX Energy, Inc. Amended 2011 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018) (1)

10.6	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011) (1)

10.7	Form of Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.13 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.8	Form of Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.14 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014) (1)

10.9	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) (1)

10.10	Form of Stock Option Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.15 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014) (1)

10.11	WPX Energy Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.16 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.12	WPX Energy Board of Directors Nonqualified Deferred Compensation Plan, effective January 1, 2013 (incorporated herein by reference to Exhibit 10.17 to WPX Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012) (1)

10.13	Employment Agreement, dated April 29, 2014, between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.14	Form of Nonqualified Stock Option Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.15	Form of 2014 Time-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.16	Form of 2014 Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.4 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.17	Form of Time-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.5 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

10.18	Form of Performance-Based Restricted Stock Unit Inducement Award Agreement between WPX Energy, Inc. and Richard E. Muncrief (incorporated herein by reference to Exhibit 10.6 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on May 2, 2014) (1)

Exhibit No.	Description
10.19	Form of Restricted Stock Unit Award between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 3, 2014) (1)

10.20	Amended and Restated Credit Agreement, dated as of October 28, 2014, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 3, 2014)

10.21	First Amendment to the Amended and Restated Credit Agreement, dated as of July 16, 2015, by and among WPX Energy, Inc., the lenders party thereto, and Citibank, N.A., as existing Administrative Agent and existing Swingline Lender, and Wells Fargo Bank, National Association, as successor Administrative Agent and successor Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2015)

10.22	Commitment Increase Agreement for Amended and Restated Credit Agreement, dated as of July 31, 2015, among WPX Energy, Inc., the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and the Issuing Banks thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on August 6, 2015)

10.23	Second Amendment to the Amended and Restated Credit Agreement, dated as of March 18, 2016, by and among WPX Energy, Inc., as the borrower thereunder, the financial institutions party thereto from time to time, as lenders, and Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2016)

10.24	Form of Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016) (1)

10.25	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and CEO (incorporated herein by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2016) (1)

10.26	Form of Amended and Restated Change in Control Agreement between WPX Energy, Inc. and Tier One Executives (incorporated herein by reference to Exhibit 10.32 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.27	Amended and Restated WPX Energy Executive Severance Pay Plan (incorporated herein by reference to Exhibit 10.33 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018) (1)

10.28	Purchase and Sale Agreement by and Among WPX Energy Production, LLC and Enduring Resources IV, LLC dated January 30, 2018 (incorporated by reference to Exhibit 2.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 5, 2018)

10.29	WPX Energy, Inc. 2013 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.30	Form of Amended and Restated Restricted Stock Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.2 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.31	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated by reference to Exhibit 10.3 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2018)

10.32	Amendment No. 3 to the WPX Energy, Inc. 2013 Incentive Plan (incorporated by reference to Appendix A to WPX Energy, Inc.’s definitive proxy statement on Schedule 14A (File No. 001-35322) filed with the SEC on March 29, 2018)

10.33	Second Amendment to the Second Amended and Restated Credit Agreement and First Amendment to Guaranty and Collateral Agreement dated April 17, 2018, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 20, 2018)

10.34	Form of Amendment to Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.40 to WPX Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)(1)

Exhibit No.	Description
10.35	Form of Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (Incorporated by reference to Exhibit 10.35 to WPX Energy, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018)

10.36	Third Amendment to the Second Amended and Restated Credit Agreement dated April 22, 2019, by and among the Company and certain of its wholly-owned subsidiaries signatory thereto, Wells Fargo Bank, National Association, as lender, Swingline Lender and Administrative Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on April 23, 2019)

10.37	Form of Restricted Stock Agreement between WPX Energy, Inc. and Non-Employee Directors (incorporated herein by reference to Exhibit 10.37 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.38	Form of Restricted Stock Unit Award Agreement between WPX Energy, Inc. and Non-Employee Directors(incorporated herein by reference to Exhibit 10.38 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.39	Form of amended Exhibit B to Amended and Restated Performance-Based Restricted Stock Unit Agreement between WPX Energy, Inc. and Executive Officers (incorporated herein by reference to Exhibit 10.39 to WPX Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019)(1)

10.40	Stockholders Agreement, by and among WPX Energy, Inc., Felix Investment Holdings II, LLC, EnCap Energy Capital Fund X, L.P. and certain members of Felix Energy Holdings II, LLC’s management team, dated as of March 6, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2020).

10.41	Registration Rights Agreement, by and between WPX Energy, Inc. and Felix Investment Holdings II, LLC, dated as of March 6, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 6, 2020).

10.42	Support Agreement, dated as of September 26, 2020, by and among Devon Energy Corporation and the stockholders of WPX Energy, Inc. set forth on Exhibit A thereto (incorporated herein by reference to Exhibit 10.1 of WPX Energy, Inc.’s Current Report on Form 8-K filed with the SEC on September 28, 2020)

31.1*	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	All schedules to the Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request
(1)	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WPX Energy, Inc. (Registrant)

By:	/s/ Stephen L. Faulkner
Stephen L. Faulkner Controller (Principal Accounting Officer)
Date: November 3, 2020